Form 10-Q
period 1995-06-30
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 1995-08-14
CIK 789089

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


         FORM 10-Q--Quarterly Report Under Section 13 or 15 (d)
                 of The Securities Exchange Act of 1934
          (As last amended in Rel. No. 31326, eff. 10/22/92.)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


              For the quarterly period ended June 30, 1995

                                   or

[  ]  Transition Report Under Section 13 or 15(d) of the
      Exchange Act

             For the transition period.........to.........

                     Commission file number 0-14194



                 VMS NATIONAL PROPERTIES JOINT VENTURE
   (Exact name of small business issuer as specified in its charter)



      Illinois                                            36-3311347
State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

8700 West Bryn Mawr
 Chicago, Illinois                                            60631
(Address of principal executive offices)                    (Zip Code)


                Issuer's telephone number (312) 399-8700



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X  .  No      .

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                     PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

         a)      VMS NATIONAL RESIDENTIAL PORTFOLIO I
                 VMS NATIONAL RESIDENTIAL PORTFOLIO II
                    (Illinois limited partnerships)
                 VMS NATIONAL PROPERTIES AND SUBPARTNERSHIPS
                 (an Illinois partnership)

                         COMBINED BALANCE SHEET
                              (Unaudited)


                                                              June 30,        December 31,
                                                                1995              1994

          Assets
            Cash:
               Unrestricted                                $   2,597,400    $   2,476,476

               Restricted-tenant security deposits             1,319,787        1,249,345
            Accounts receivable                                  284,430          322,669
            Escrows and other reserves                         2,638,806        3,953,244
            Other assets                                         349,240          498,639
            Investment properties, at cost

               Land                                           14,293,678       14,293,679
               Buildings and personal property               132,623,801      131,549,174
            Investment properties subject to abondonment
               Land                                            4,256,965        4,256,965
               Buildings and personal property                30,065,409       30,045,871

               Less accumulated depreciation                 (80,717,466)     (77,413,702)
                                                           $ 107,712,050    $ 111,232,360

          Liabilities and Partners' Deficit
          Liabilities

            Accounts payable                               $     612,423    $     905,558
            Accrued interest                                   6,371,921        4,693,490
            Accrued and other liabilities                      2,465,052        2,985,089
            Mortgage loans payable                           121,961,038      122,072,363
            Notes payable                                     29,129,862       27,732,149

            Advances from affiliates of general partner        1,895,155        1,895,155
            Deferred gain on extinguishment of debt           54,052,737       54,052,737
            Subject to abandonment:
               Accounts payable                                  119,677          100,249
               Accrued interest                               33,704,310       30,646,892

               Accrued and other liabilities                   1,082,485          799,746
               Mortgage loans payable                         28,371,555       28,256,877
            Partners' Deficit                               (172,054,165)    (162,907,945)
                                                           $ 107,712,050    $ 111,232,360

                        See Accompanying Notes to Combined Financial Statements

        b)           VMS NATIONAL RESIDENTIAL PORTFOLIO I
                     VMS NATIONAL RESIDENTIAL PORTFOLIO II
                        (Illinois limited partnerships)
                  VMS NATIONAL PROPERTIES AND SUBPARTNERSHIPS
                           (an Illinois partnership)

                       COMBINED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                  Three Months Ended
                                                                       June 30,
                                                                 1995             1994
         Revenues:

            Rental income                                    $ 6,851,018      $ 7,138,943
            Other income                                         275,113          321,388
                  Total revenues                               7,126,131        7,460,331
         Expenses:
            Operating                                          2,197,040        1,941,770

            General and administrative                           332,587          330,342
            Property management fees                             286,798          307,438
            Maintenance                                        1,104,773        1,021,758
            Depreciation                                       1,777,030        1,620,996
            Interest                                           5,698,141        4,452,275

            Property taxes                                       634,933          531,596
            Loss on disposal of property                          39,806               --
                  Total expenses                              12,071,108       10,206,175
            Net loss                                         $(4,944,977)     $(2,745,844)
         Net loss allocated to general
            partners                                         $   (98,900)     $   (54,264)
         Net loss allocated to limited
            partners                                          (4,846,077)      (2,691,580)
                                                             $(4,944,977)     $(2,745,844)
         Net loss per limited partnership
            interest:
         Net loss
            Portfolio I  (644 interests)                     $    (5,315)     $    (2,960)
            Portfolio II (268 interests)                          (5,311)          (2,929)

        See Accompanying Notes to Combined Financial Statements

               VMS NATIONAL RESIDENTIAL PORTFOLIO I
               VMS NATIONAL RESIDENTIAL PORTFOLIO II
                  (Illinois limited partnerships)
            VMS NATIONAL PROPERTIES AND SUBPARTNERSHIPS
                     (an Illinois partnership)

           COMBINED STATEMENTS OF OPERATIONS (Continued)
                            (Unaudited)


                                                                   Six Months Ended
                                                                       June 30,
                                                                 1995            1994
         Revenues:

            Rental income                                    $13,825,079     $14,573,073
            Other income                                         647,502         647,116
                  Total revenues                              14,472,581      15,220,189
         Expenses:
            Operating                                          4,415,748       4,564,499

            General and administrative                           612,469         725,978
            Property management fees                             580,870         619,635
            Maintenance                                        1,909,922       1,900,692
            Depreciation                                       3,531,208       3,345,356
            Interest                                          11,313,579       8,716,080

            Property taxes                                     1,228,189       1,261,413
            Write-down of investment
               property                                               --       1,132,331
            Loss on disposal of property                          82,707              --
                  Total expenses                              23,674,692      22,265,984

         Net loss before extraordinary gain                   (9,202,111)     (7,045,795)
         Extraordinary item - gain on
            extinguishment of debt                                    --      14,058,827
            Net (loss) income                                $(9,202,111)    $ 7,013,032

         Net (loss) income allocated to
            general partners                                 $  (184,043)    $   140,914
         Net (loss) income allocated to
            limited partners                                  (9,018,068)      6,872,118
                                                             $(9,202,111)    $ 7,013,032

         Net (loss) income per limited
            partnership interest:
         Net loss before extraordinary
            Portfolio I  (644 interests)                     $    (9,886)    $    (7,569)
            Portfolio II (268 interests)                          (9,894)         (7,578)
         Extraordinary item

            Portfolio I  (644 interests)                              --          15,107
            Portfolio II (268 interests)                              --          15,107
         Net (loss) income
            Portfolio I  (644 interests)                          (9,886)          7,538
            Portfolio II (268 interests)                          (9,894)          7,529


        See Accompanying Notes to Combined Financial Statements

        c)                 VMS NATIONAL RESIDENTIAL PORTFOLIO I
                              VMS NATIONAL RESIDENTIAL PORTFOLIO II
                                 (Illinois limited partnerships)
                           VMS NATIONAL PROPERTIES AND SUBPARTNERSHIPS
                                    (an Illinois partnership)

                       COMBINED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                          (Unaudited)



                                                                  VMS National Residential Portfolio I
                                                                                      Limited Partners

                                              General         Accumulated    Subscription
                                             Partners          Deficit          Notes           Total            Total


Partners' deficit at December 31, 1994     $(3,602,965)     $(110,428,689)    $(627,062)    $(111,055,751)   $(114,658,716)

Collections of subscription notes                   --               --          34,119            34,119           34,119

Write-off of subscription notes                     --               --              --              --             --

Net loss for the six months ended
June 30, 1995                                 (129,927)        (6,366,405)           --        (6,366,405)     (6,496,332)

Partner's deficit at June 30, 1995         $(3,732,892)     $(116,795,094)     $(592,943)   $(117,388,037)  $(121,120,929)


                                                               VMS National Residential Portfolio II
                                                                                    Limited Partners

                                             General        Accumulated      Subscription
                                             Partners         Deficit            Notes          Total            Total

Partners' deficit at December 31, 1994     $(1,506,182)     $(46,331,238)      $(411,809)    $(46,743,047)  $(48,249,229)

Collections of subscription notes                   --               --           21,772           21,772         21,772
Write-off of subscription notes                     --               --              --              --             --

Net loss for the six months ended June
30, 1995                                       (54,116)       (2,651,663)             --       (2,651,663)     (2,705,779)

Partner's deficit at June 30, 1995         $(1,560,298)     $(48,982,901)      $(390,037)    $(49,372,938)  $(50,933,236)

     Combined total                        $(5,293,190)    $(165,777,995)      $(982,980)   $(166,760,975) $(172,054,165)


              See Accompanying Notes to Combined Financial Statements

        d)                       VMS NATIONAL RESIDENTIAL PORTFOLIO I
                                 VMS NATIONAL RESIDENTIAL PORTFOLIO II
                                    (Illinois limited partnerships)
                              VMS NATIONAL PROPERTIES AND SUBPARTNERSHIPS
                                       (an Illinois partnership)

                                   COMBINED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                                 1995             1994
         Cash flows from operating activities:

            Net (loss) income                                $(9,202,111)     $  7,013,032
            Adjustments to reconcile net (loss) income
              to net cash provided by operating
              activities:
              Writedown of investment property                        --         1,132,331

              Extraordinary gain on extinguishment
                of debt                                               --       (14,058,827)
              Depreciation                                     3,531,208         3,345,356
              Amortization of discounts and loan costs         1,559,409         1,435,882
              Loss on disposal of property                        82,707                --

            Change in accounts:
              Escrows and other reserves                       1,314,438           761,073
              Accounts receivable                                 38,239           (71,309)
              Tenant security deposits                           (70,442)          463,129
              Other assets                                       129,705           502,112

              Accounts payable                                  (273,707)          112,749
              Accrued interest                                 4,735,849         1,858,895
              Accrued and other liabilities                     (237,298)           35,825
                    Net cash provided by operating
                        activities                             1,607,997         2,530,248

         Cash flows from investing activities:
            Property improvements and replacements            (1,404,316)         (774,196)
                    Net cash used in
                        investing activities                  (1,404,316)         (774,196)

                See Accompanying Notes to Combined Financial Statements

                                 VMS NATIONAL RESIDENTIAL PORTFOLIO I
                                 VMS NATIONAL RESIDENTIAL PORTFOLIO II
                                    (Illinois limited partnerships)
                              VMS NATIONAL PROPERTIES AND SUBPARTNERSHIPS
                                       (an Illinois partnership)

                             COMBINED STATEMENTS OF CASH FLOWS (Continued)
                                              (Unaudited)


                                                                    Six Months Ended
                                                                         June 30,
                                                                  1995               1994
         Cash flows from financing activities:

            Payments on mortgage loans payable                $  (138,648)        $ (111,748)
            Payments received on subscription
              notes                                                55,891            150,004
            Cash released to lenders on foreclosed
              properties                                               --           (259,644)

              Net cash used in provided by
                financing activities                              (82,757)          (221,388)
         Net increase in cash                                     120,924          1,534,664
         Cash at beginning of period                            2,476,476          2,049,143
         Cash at end of period                                $ 2,597,400         $3,583,807

         Supplemental disclosure of cash
            flow information:
            Cash paid for interest                            $ 5,000,793         $5,434,938

            See Accompanying Notes to Combined Financial Statements

                                 VMS NATIONAL RESIDENTIAL PORTFOLIO I
                                 VMS NATIONAL RESIDENTIAL PORTFOLIO II
                                    (Illinois limited partnerships)
                              VMS NATIONAL PROPERTIES AND SUBPARTNERSHIPS
                                       (an Illinois partnership)


       SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

Foreclosure

   Pursuant to the Plan of Reorganization (see Note 4), on January 25, 1994, and February 7, 1994, the Partnership lost Broad Meadows Apartments located in Virginia Beach, Virginia and the Courts of Harford Square, an apartment community located in Harford Square, Maryland, respectively, through foreclosure to the Federal Deposit Insurance Corporation. In connection with these transactions, the following accounts were adjusted by the non-cash amounts noted:


                                                                Courts of
                                              Broad Meadows   Harford Square        Total

        Relinquishment of cash                $  (107,601)    $   (152,043)      $   (259,644)
        Accounts receivable                        (5,657)         (58,675)           (64,332)
        Escrow deposits                            (7,911)         (62,366)           (70,277)

        Other assets                              (14,320)         (54,998)           (69,318)
        Investment properties                  (4,980,189)     (11,072,143)       (16,052,332)
        Accumulated depreciation                2,281,527        4,813,805          7,095,332

        Accounts payable                              736            2,336              3,072
        Tenant security deposits                   22,129           49,607             71,736

        Accrued interest                        2,502,073        5,461,441          7,963,514
        Other liabilities                          19,719           39,048             58,767
        Mortgage loans payable                  5,142,961       10,239,348         15,382,309

        Aggregate gain on transaction          (4,853,467)      (9,205,360)       (14,058,827)

            See Accompanying Notes to Combined Financial Statements

                         VMS NATIONAL RESIDENTIAL PORTFOLIO I
                         VMS NATIONAL RESIDENTIAL PORTFOLIO II
                            (Illinois limited partnerships)
                      VMS NATIONAL PROPERTIES AND SUBPARTNERSHIPS
                              (an Illinois partnership)

                       NOTES TO COMBINED FINANCIAL STATEMENTS



Note 1 - Going Concern

   The combined financial statements have been prepared assuming that the VMS National Properties Joint Venture (the "Venture") will continue as a going concern. The combined financial statements do not include any adjustments that might result from the outcome of the uncertainties described below, however, such uncertainties raise substantial doubt about the Venture's ability to continue as a going concern.

   The Venture has incurred recurring operating losses, has a partners' deficiency and is in default of certain debt agreements. Continued operating losses and insufficient cash flows to meet all obligations of certain of the Venture's properties are expected to occur. Historically, the General Partner and its affiliates had advanced funds to the Venture. The General Partner is not obligated, and does not intend, to fund any future deficits. During 1994, the General Partner and its affiliates assigned a portion of the unpaid advances to an affiliate of Insignia Financial Group, Inc., ("Insignia"). The General Partner is evaluating its options for the Venture should the Venture continue to suffer substantial losses from operations and cash deficiencies.

   In addition, the General Partner and its affiliates have incurred serious financial difficulties that may affect the ability of the General Partner to function in that capacity. The administration and management of the Venture are dependent on the General Partner and its affiliates. Pursuant to an agreement dated July 14, 1994, a transaction is pending in which the current General Partner would be replaced by MAERIL, Inc., an affiliate of Insignia. The substitution of MAERIL, Inc. as the General Partner is expected, but there is no assurance that the transaction will be consummated. The pending replacement of the General Partner will not necessarily improve the financial condition of the Venture.

   The financial statements do not include any adjustments relating to the recoverability of the recorded asset accounts or the amount of liabilities that might be necessary should the Venture be unable to continue as a going concern.

Note 2 - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation

S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Venture's annual report on Form 10-K for the fiscal year ended December 31, 1994.


Note 3 - Petition for Relief Under Chapter 11

   As a result of severe liquidity difficulties and impending foreclosure proceedings, the Venture filed for Chapter 11 bankruptcy protection on February 22, 1991. The initial filing included only the 40 residential apartment complexes directly owned by VMS National Properties Joint Venture, and excluded the 10 Subpartnerships consisting of 10 residential apartment complexes encumbered by financing insured or held by the Department of Housing and Urban Development ("HUD") and the investing limited partnerships, VMS National Residential Portfolio I ("Portfolio I") and VMS National Residential Portfolio II ("Portfolio II"). Due to the partnership agreements existing between the Venture, Portfolio I and Portfolio II, which provide the Venture with exclusive rights to the limited partner investor contributions, the Venture's initial filing was amended to reflect the Venture's right to receive any excess limited partner investor contributions.

   The  Venture  filed  its  proposed  Plan  of  Reorganization and Disclosure
Statement with the Bankruptcy Court on October 13, 1992. After several modifications to the Venture's proposed Plan, the "Second Amended and Restated Plan of Reorganization" (the "Plan") was approved by the Bankruptcy Court in March 1993 and became effective on September 30, 1993 (see Note 4).

Note 4 - Plan of Reorganization

   The primary aspects of the Venture's Plan include the following:


     a. The Venture will retain 17 properties from the previously existing portfolio (the "retained complexes"). The retained complexes consist of 16 non-HUD properties and one HUD property. Subsequent to December

        31, 1993, titles to two of the non-retained, non-HUD properties were transferred to the lenders. The Venture has filed motions to abandon the non-retained HUD properties held at December 31, 1993, of which seven remain at June 30, 1995.

      b. The senior mortgages on the Venture's non-HUD retained complexes payable to lenders other than the FDIC were modified effective September 1, 1993. The modified senior mortgages provide for an interest rate of 8.75% per annum with payments based on a 30 year amortization commencing with the first payment due October 1, 1993, and mature on January 15, 2000. The modified senior loan balances consisted of principal and accrued interest balances due under the old mortgage terms at September 1, 1993, plus approved legal, late and other charges claimed by the senior lenders approximating $197,000 in the aggregate. There was no forgiveness of debt from the refinancing of mortgages payable to lenders other than the FDIC. The senior mortgage on the retained complex which is insured by the Department of Housing and Urban Development was not modified.

         The senior liens held by the FDIC on two of the Venture's non-HUD retained complexes were modified effective September 1, 1993, to accrue interest at 9% with monthly payments commencing October 1, 1993, of interest only at 7% on the restated FDIC notes' "Agreed Valuation Amount" (defined in "c" below). Interest is calculated on the basis of a 360 day year and the actual number of days in each month. The difference between the 9% accrual rate and the 7% minimum pay rate (the "FDIC Deferral") shall accrue, but not be added to principal, and shall bear interest at the 9% note rate from and after the due date of each payment, compounded monthly. All unpaid principal and accrued interest is due in full on the January 15, 2000, maturity date. Approximately $3,774,000 in prepetition accrued unpaid interest was written off at September 30, 1993, to reduce the senior lien FDIC liabilities recorded on the Venture's books to the Agreed Valuation Amounts. A portion of this gain was deferred (see
         Note 5).


      c. The junior lien mortgages held by the FDIC on the Venture's retained complexes were modified effective September 1, 1993, and mature January 15, 2000. The FDIC reduced its claim on two of the non-HUD retained complexes to $300,000 per property evidenced by a non-interest bearing note.  The FDIC left intact liens for the full amount of the original
         claims   at  the  petition  filing  date  for  all  other  properties
         (including the two senior liens discussed in "b" above) in the event the Venture defaults on any of its obligations under the restated FDIC notes. The restated FDIC junior lien notes provide for a 10% accrual rate with monthly payments commencing October 1, 1993, of interest only at 7% on the non-HUD restated FDIC notes' "Agreed Valuation Amount". Pursuant to the Plan, the Agreed Valuation Amount represents the total property value per the FDIC's June 1992 valuations less the property's senior lien indebtedness at June 30, 1992. The retained property governed by HUD Regulatory Agreements will make payments of interest only at 7% each April 1st and October 1st, payable only from distributable surplus cash as provided by the HUD Regulatory Agreement and following the HUD's approval of semi-annual surplus cash calculations prepared each December 31st and June 30th. The Agreed Valuation Amount represents the total principal claim that will be repaid to the FDIC provided there are no defaults under the terms of the restated notes. Approximately $68,060,000 in prepetition principal and accrued unpaid interest was written off at September 30, 1993, to reduce the FDIC junior lien liabilities recorded on the Venture's books to the Agreed Valuation Amounts. A portion of this gain was deferred (see Note 5).

         d. The Venture distributed the following amounts in conjunction with the terms of the Plan:

           (1) A $5,960,000 reserve to fund capital improvements at the retained complexes was established in 1993. Approximately $626,500 of this reserve, which is included in escrows and other reserves on the Venture's Combined Balance Sheet, remains at June 30, 1995.


           (2) Approximately $5,980,000 in allowed prepetition claims, including the nonaffiliated Letter of Credit Note, amounts due trade creditors, and real and personal property taxes on the retained complexes was disbursed in October 1993.

           (3) Payments totalling approximately $1,006,000 were authorized for immediate distribution to affiliates of the Managing General Partner for reimbursement of cash advances and asset management services provided to the Venture.

           (4) Payments of $50,000 each to the FDIC and ContiTrade Services Corporation were made for reimbursement of administrative costs incurred in connection with the Venture's bankruptcy case.

        e. The VMS/Stout Joint Venture was granted an allowed claim in the amount of $49,534,819 for the Assignment and Long-Term Loan Arrangement Notes payable to it by the Venture. Payments totalling $3,475,000 in conjunction with this allowed claim were made to the nonaffiliated members of the VMS/Stout Joint Venture on October 7, 1993. Of the remaining allowed claim, $4,000,000 is represented by a promissory note (the "ContiTrade Note") which bears interest at the rate of 5% per annum, while the remaining $42,059,819 is non-interest bearing. The ContiTrade Note is collateralized by a Deed of Trust, Assignment of Rents and Security Agreement on each of the Venture's retained complexes, and provides ContiTrade with other approval rights as to the ongoing operations of the Venture's retained complexes. The ContiTrade Note matures January 15, 2000.

        f. The Venture has entered into a Revised Restructured Amended and Restated Asset Management Agreement (the Revised Asset Management Agreement) with Insignia. Effective October 1, 1993, Insignia took over the asset management of the Venture's retained complexes and partnership functions. However, an affiliate of the Managing General Partner assisted in the asset management functions of the Venture's retained and non-retained complexes through July 1994. This affiliate was compensated by Insignia at the rate of 28% of the asset management fees paid to Insignia by the Venture.

           The Revised Asset Management Agreement provides for an annual compensation of $500,000 to be paid to Insignia in equal monthly
           installments.    In  addition, Insignia will receive reimbursement
           for  their  costs incurred in connection with their services up to
           $200,000  per  calendar  year.   Compensation to Insignia is to be
           paid from the available operating cash flow of the Venture's retained complexes after the payment of operating expenses and fundings for insurance, real estate and personal property tax reserves, senior mortgage payments, minimum interest payment requirements on the FDIC mortgages, and any debt service and principal payments currently due on any liens or encumbrances senior to the ContiTrade Deeds of Trust. If insufficient operating cash flow exists after the funding of these items, the balance of Insignia's compensation may be paid from available partnership cash sources. Additionally, the compensation payable to Insignia will be reduced proportionately for each of the Venture's retained complexes which are sold or otherwise disposed of from time to time.


           The Venture also engaged Insignia to commence property management of all of the Venture's retained complexes effective January 1, 1994.


Note 5 - Extraordinary Gain on Extinguishmeent of Debt

   The Combined Statements of Operations for the six months ended June 30, 1994, reflects the foreclosures of two of the Venture's abandoned properties. As a result of these foreclosures, the following liabilities and assets were written off:

                                                      Total

    Mortgage Principal Payable                      $15,382,309

    Accrued Interest Payable                          7,963,514

    Other                                              (329,996)

    Investment in Properties,
      Net of Accumulated Depreciation
      of $7,095,332 and Provision to
      Reduce to Fair Value of $1,132,331             (8,957,000)

    Extraordinary Gain                              $14,058,827


   Pursuant to the Plan, the mortgages held by the FDIC were modified effective September 30, 1993. For 15 of the 17 retained properties, the face value of the note was restated to the Agreed Valuation Amount. Under the terms of the restated notes, the FDIC may reinstate the full claim which was in place at the petition filing date upon the default of any note. The restated notes are cross-collateralized; however, they are not cross-defaulted. As a result, the Venture has deferred $54,052,737 of this extraordinary gain on extinguishment of debt.


Note 6 - Contingencies


   The Venture and certain affiliates of the Venture, including the Managing General Partner and certain officers and directors of the Managing General Partner, are parties to certain pending legal proceedings filed as of June 30, 1995. The legal proceedings in which the Venture is included relate primarily to the limited partners' investment in the Venture. The adverse outcome of any one or more legal proceedings against the Venture or any of its affiliates which provide financial support or services to the Venture could have a materially adverse effect on the present and future operations of the Venture. The eventual outcome of these matters cannot be determined at this time. Accordingly, no provision for any liability that may result has been made in the financial statements.

Note 7 - Investment in Properties Subject to Abandonment

   The Venture's investment in 11 properties for which it obtained Bankruptcy Court approval to abandon, to which it still held legal title for 7 of these at June 30, 1995, have been presented as "Investment in Properties Subject To Abandonment" on the Venture's Combined Balance Sheet at June 30, 1995, and December 31, 1994. The extraordinary gain on the extinguishment of debt for all of these properties will exceed the ordinary loss from the write down of the net carrying values of these properties to their estimated fair market values. Therefore, no allowance or provision for the loss in asset value has been made in the Venture's Combined Statements of Operations for the three and six months ended June 30, 1995. Two of these properties were foreclosed during the quarter ended March 31, 1994, and two were foreclosed during the quarter ended September 30, 1994.


Note 8 - HUD Contingencies

   The Venture,VMS Realty Management, Inc. and the Department of Housing and Urban Development (HUD) are engaged in discussions covering the appropriateness of certain Crosswood Park and Venetian Bridges Grand Canal I disbursements totalling approximately $602,601 and $132,744, respectively, made during the years 1987 through 1991. The parties are attempting to resolve this issue, but the ultimate outcome cannot presently be determined. The General Partner is vigorously defending its past actions and does not believe the eventual outcome of these discussions will have a material adverse effect on the operations of the Venture. Given the General Partner's beliefs and the uncertainty regarding the eventual resolution of the amounts in question, the responsible parties and their ability to make repayment if deemed necessary, no adjustment has been made to the Venture's combined financial statements concerning this matter.

   Two of the non-retained HUD projects were involved in similar discussions with HUD relating to $1,854,657 of inappropriate disbursements. These matters were settled during 1994 with no effect on the Venture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Venture's cash and cash equivalents balance at June 30, 1995, of $2,597,400 increased $120,924 from December 31, 1994. This increase was attributable to net cash provided by operating activities of $1,607,997, partially offset by net cash used in investing and financing activities of $1,404,316 and $82,757, respectively.

   The decrease in net cash provided by operating activities for the six months ended June 30, 1995, compared to the six months ended June 30, 1994, was due primarily to increased tenant security deposits in combination with increased payments of accounts payable and other liabilities partially offset by an increase in accrued interest. Cash provided by operating activities also decreased from the prior year due to a decrease in operating revenues compounded by increases in operating expenses.

   Net cash used in investing activities increased for the six months ended June 30, 1995, compared to the six months ended June 30, 1994, as a result of extensive property improvements primarily at Watergate, Scotchollow, and Towers of Westchester.

   Net cash used in financing activities decreased primarily due to reduced collections of subscription notes in addition to the cash relinquished to lenders in 1994.

   At December 31, 1992, the Venture had approximately $15,433,000 in excess limited partner contributions. Permitted uses of these excess limited partner contributions during 1993 were limited to 1) the funding of monthly Bankruptcy Court approved professional fees; 2) establishing a reserve of $5,960,000 to fund capital improvements on the retained complexes; 3) repayments of approximately $5,980,000 on various prepetition claims including notes payable, real estate taxes and amounts due trade creditors; 4) payments of $1,006,000 to the Managing General Partner for reimbursement of cash advances and asset management services; and 5) payments to the FDIC and ContiTrade for reimbursement of administrative costs incurred in connection with the bankruptcy case (see Note 4 of the Notes to Combined Financial Statements). The Venture's Plan of Reorganization, which became effective on September 30, 1993, also restricts the permitted uses of the excess limited partner cash balances on hand at June 30, 1995.

   Total capital contribution and interest amounts due (net of an approximate $877,000 provision for uncollectible amounts) from limited partners of Portfolio I and Portfolio II at June 30, 1995, approximated $1,120,296. A settlement agreement was entered into on March 28, 1991, by the Plaintiff class counsel on behalf of the class of limited partners in approximately 100 non-publicly traded VMS sponsored limited partnerships including VMS National Residential Portfolio I and II, VMS National Properties Joint Venture, and VMS Realty Partners and its affiliates and certain other defendants. The Settlement Agreement provided the settling Limited Partners with an option to refinance their defaulted subscription note principal and interest payments. Of the total number of limited partner units in Portfolio I and Portfolio II, only 10.0 limited partner units in Portfolio I and 5.666 limited partner units in Portfolio II opted out of the Settlement Agreement, and accordingly were ineligible to elect this refinancing option. Approximately 65% of the total capital and accrued interest amounts due from limited partners of Portfolio I and Portfolio II represented amounts due from limited partners who elected the refinancing option. All amounts remaining due from the limited partners are considered past due and their outstanding amount bears interest at the 18% default rate.

   A cash payment of $24,550,000 was paid into a settlement fund for the benefit of the settling class members of all settling limited partnerships on behalf of VMS and the other settling defendants. VMS National Residential Portfolio I and II and VMS National Properties Joint Venture was not obligated to fund any portion of this cash settlement. The settling class members in VMS National Residential Portfolio I and II were collectively allocated approximately $3,000,000 of the net settlement proceeds paid on behalf of the VMS Settling Defendants and Prudential-Bache Settling Defendants.

   Continued operating losses and insufficient cash flows to meet all obligations of certain of the Venture's properties are expected to occur. The Managing General Partner is not obligated, and does not intend, to fund any such operating and cash flow deficits. However, the Venture's ability to continue as a going concern and to meet its obligations as they come due is solely dependent upon its ability to generate adequate cash flow from maintaining profitable operations on the retained properties or securing an infusion of capital. Management is involved in negotiations which would replace VMSRIL as the managing general partner and has entered into an agreement with Insignia which contemplates that VMSRIL will withdraw as general partner and be replaced by an entity in which Insignia owns an interest. This change in ownership is subject to the approval of various parties, including, among others, HUD, the FDIC and ContiTrade. The Managing General Partner believes that they will be successful in obtaining a replacement general partner and that the Venture will be able to continue operations as a going concern on that basis. However, the ultimate resolution of these financial difficulties and uncertainties cannot be determined at this time.

Results of Operations

   Total rental and other revenues of $14,472,581 for the six months ended June 30, 1995, decreased $747,608 or 5% from the six months ended June 30, 1994. Total rental and other revenues for the three months ended June 30, 1995, decreased $334,200 or 4.5% compared to the corresponding period in 1994. The decline for the three and six months ended June 30, 1995, was attributable to an overall 1% decrease in average occupancy rates and the foreclosure of two properties in the last nine months of 1994. These decreases were partially offset by increases in average property rental rates. The decrease in other income for the three months ended June 30, 1995, was further impacted by a 14% decrease in interest and laundry income.


   Operating expenses increased $255,270 or 13% for the three month period ended June 30, 1995, as compared to the corresponding period in 1994 primarily as a result of increases in advertising costs, professional fees, and insurance premiums. General and administrative expenses decreased $113,509 or 15.6% for the six months ended June 30, 1995, compared to the six months ended June 30, 1994, due to decreases in legal fees and other miscellaneous expenses in addition to the Partnership owning two fewer properties. Interest expense increased $1,245,886 or 28% and $2,597,499 or 30% for the three and six month periods ended June 30, 1995, respectively, compared to the corresponding periods ended June 30, 1994. The increases resulted primarily from accruing interest on the mortgages relating to the nonretained properties and the FDIC mortgages of the retained properties under the Reorganization Plan. Property taxes increased $103,337 or 19% for the three months ended June 30, 1995, compared to the same period in the prior year due to increases in property tax rates at several properties.

   The ordinary losses recognized for the write downs of the carrying values of properties to their estimated fair market values were made pursuant to EITF Abstract Issue No. 91-2, "Debtor's Accounting for Forfeiture of Real Estate Subject to a Nonrecourse Mortgage" which prescribes that a "two-step" approach method be used to present fairly the economic transaction upon foreclosure events. The provision to reduce investments in properties to fair market value for the six months ended June 30, 1994, was related to the foreclosure of two properties during the first quarter of 1994.

   The extraordinary gain on extinguishment of debt for the six months ended June 30, 1994, resulted from gains on the foreclosures of Courts of Harford Square and Broad Meadows during the first quarter of 1994.

   The loss on disposal of assets for the three and six months ended June 30, 1995, resulted from the write-off of roofs replaced at four properties.

   Average occupancy rates for the six months ended June 30, 1995 and 1994 for the retained properties are as follows:

                                                    Average
                                                   Occupancy
                                              1995        1994

 Buena Vista Apartments
    Pasadena, CA                               93%          96%

 Casa de Monterey
    Norwalk, CA                                92%          95%

 Crosswood Park
    Citrus Heights, CA                         96%          92%

 Mt. View Apartments
    San Dimas, CA                              90%          91%

 Pathfinder
    Fremont, CA                                92%          96%

 Scotchollow
    San Mateo, CA                              99%          95%

                                                     Average
                                                    Occupancy
                                                1995        1994
 The Bluffs
    Milwaukie, OR                                96%          97%

 Bellevue Towers
    Memphis, TN                                  97%          95%

 Vista Village Apartments
    El Paso, TX                                  80%          89%

 Chapelle Le Grande
    Merrillville, IN                             93%          95%

 North Park Apartments
    Evansville, In                               97%          97%

 Shadowood Apartments
    Monroe, LA                                   91%          95%

 The Towers of Westchester Park
    College Park, MD                             98%          94%

 Terrace Gardens
    Omaha, NE                                    95%          96%

 Carlisle Square
    Albuquerque, NM                              97%          98%

 Watergate Apartments
    Little Rock, AR                              95%          97%

 Forest Ridge Apartments
    Flagstaff, AZ                                93%          94%


   The Managing General Partner attributes the occupancy fluctuations at the properties to the following: decreases in occupancy at Casa de Monterey and Pathfinder to increases in rental rates, evictions for slow or non-payment violations and slower traffic; declines in occupancy at Buena Vista, Chapelle Le Grande, and Watergate to job lay-offs, transfers and an unusually high number of home purchases in their respective areas; decrease in occupancy at Vista Village to numerous military transfers, slower traffic and volatile market conditions; decline in occupancy at Shadowood to business relocations due to poor economic conditions in Monroe and rental rates higher than competition; increases in occupancy at Scotchollow and Towers of Westchester Park to unit upgrades and property improvements in addition to improving economic conditions in their respective areas; and the increase in occupancy at Crosswood Park to increases in advertising and special rental concessions being offered.

Recent Developments - VMS Realty Partners and Affiliates

   There have been no material developments or changes from the Recent Developments-VMS Realty Partners and Affiliates disclosed in Part I, Item 2 of the Venture's report on form 10-Q for the quarter ended March 31, 1995.


ITEM 3.  LEGAL PROCEEDINGS

   As disclosed in the prior reports on Form 10-Q or Form 10-K ("Prior Public Filings"), the Joint Venture including the Joint Venturers, VMS-General Partner of the Joint Venturers, Subpartnerships, VMS Realty Partners, now known as VMS Realty Partners, L.P., certain officers and directors of VMS
Realty Partners, now known as VMS Realty Partners, L.P. and certain other affiliates of the Venture are parties to certain pending legal proceedings which are summarized below (other than litigation matters covered by insurance policies). The adverse outcome of certain of the legal proceedings disclosed in this Report and the Prior Public Filings could have a materially adverse effect on the present and future operations of the Joint Venture.

   Summarized below are certain developments in legal proceedings filed against VMS Realty Partners, now known as VMS Realty Partners, L.P. and its affiliates which were disclosed in the Prior Public Filings and certain pending legal proceedings not previously reported that have been filed against VMS Realty Partners, now known as VMS Realty Partners, L.P. and its affiliates. The inclusion in this Report of any legal proceeding or developments in any legal proceeding is not intended as a representation by the Joint Venture that such particular proceeding is material. For those actions summarized below in which the plaintiffs are seeking damages, the amount of damages being sought is an amount to be proven at trial unless otherwise specified. There can be no assurance as to the outcome of any of the legal proceedings summarized in this Report or in Prior Public Filings.

A.  VMS National Properties and Subpartnerships Foreclosure Litigation

i) The following foreclosure proceedings were filed against VMS National Properties and/or its affiliates by lenders during the VMS National Properties bankruptcy proceedings:

   Federal Deposit Insurance Corporation as manager of the Federal Savings and Loan Insurance Corporation Resolution Fund as assignee of BH Mortgage Corporation, a California corporation, v. Chicago Wheaton Partners, an Illinois general partnership, VMS National Properties, an Illinois partnership, VMS National Properties II, a California general partnership, Case No. CIV S 93 892 EJG JFM (United States District Court, Eastern Division of California), filed on or about June 24, 1993. This action has been dismissed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   a)    Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b)    Reports on Form 8-K:

         None filed during the quarter ended June 30, 1995.

                               SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               VMS NATIONAL PROPERTIES JOINT VENTURE
                               (Registrant)

                               By:   VMS National Residential Portfolio I

                               By:   JAS Realty Corporation



Date: August 14, 1995          By:/s/ Joel A. Stone
                                  Joel A. Stone
                                  President



Date: August 14, 1995          By:/s/ Thomas A. Gatti
                                  Thomas A. Gatti
                                  Senior Vice-President and Principal
                                  Accounting Officer


                               VMS National Residential Portfolio II

                               By:   VMS Realty Investment, Ltd.
                                     Managing General Partner

                               By:   JAS Realty Corporation



Date: August 14, 1995          By:/s/ Joel A. Stone
                                  Joel A. Stone
                                  President



Date: August 14, 1995          By:/s/ Thomas A. Gatti
                                  Thomas A. Gatti
                                  Senior Vice-President and Principal
                                  Accounting Officer