Form 10-Q/A
period 1995-06-30
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 1995-11-14
CIK 789089

FORM 10-Q/A--QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               (As last amended in Rel. No. 312905 eff. 4/26/93.)


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1995

                                       or

[  ]  Transition Pursuant to Under Section 13 or 15(d) of the Securities
      Exchange Act of 1934



                  For the transition period.........to.........
            (Amended by Exchange Act Rel. No. 312905, eff. 4/26/93.)

                         Commission file number 0-14194



                      VMS NATIONAL PROPERTIES JOINT VENTURE
        (Exact name of small business issuer as specified in its charter)



           Illinois                                            36-3311347
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

8700 West Bryn Mawr
   Chicago, Illinois                                              60631
(Address of principal executive offices)                        (Zip Code)


                    Issuer's telephone number (312) 399-8700



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  .  No      .



                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                    VMS NATIONAL RESIDENTIAL PORTFOLIO I
                      VMS NATIONAL RESIDENTIAL PORTFOLIO II
                         (Illinois limited partnerships)
      VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS


                             COMBINED BALANCE SHEET
                                   (Unaudited)

                                                     June 30,       December 31,
                                                       1995             1994
Assets
  Cash:
      Unrestricted                                $   2,071,825    $   2,476,476
      Restricted-tenant security deposits             1,112,827        1,249,345
   Accounts receivable                                  189,319          322,669
   Escrows and other reserves                         2,312,517        3,953,244
   Other assets                                         220,407          498,639
   Investment properties, at cost
      Land                                           14,293,678       14,293,679
      Buildings and personal property               132,623,801      131,549,174
   Investment properties subject to abandonment
      Land                                            1,664,533        4,256,965
      Buildings and personal property                11,030,975       30,045,871
      Less accumulated depreciation                 (71,259,235)     (77,413,702)
                                                  $  94,260,647    $ 111,232,360

 Liabilities and Partners' Deficit
 Liabilities
   Accounts payable                               $     612,423    $     905,558
   Accrued interest                                   6,371,921        4,693,490
   Accrued and other liabilities                      2,465,052        2,985,089
   Mortgage loans payable                           121,961,038      122,072,363
   Notes payable                                     29,129,862       27,732,149
   Advances from affiliates of general partner        1,895,155        1,895,155
   Deferred gain on extinguishment of debt           54,052,737       54,052,737

   Subject to abandonment:
      Accounts payable                                    2,508          100,249
      Accrued interest                               13,397,701       30,646,892
      Accrued and other liabilities                     395,593          799,746
      Mortgage loans payable                         10,328,257       28,256,877
   Partners' Deficit                               (146,351,600)    (162,907,945)

                                                  $  94,260,647    $ 111,232,360

[FN]

             See Accompanying Notes to Combined Financial Statements

b)                    VMS NATIONAL RESIDENTIAL PORTFOLIO I
                      VMS NATIONAL RESIDENTIAL PORTFOLIO II
                         (Illinois limited partnerships)
      VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS


                        COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                          Three Months Ended
                                                               June 30,
                                                         1995             1994
 Revenues:
    Rental income                                    $ 6,850,804      $ 7,138,943
    Other income                                         273,459          321,388
          Total revenues                               7,124,263        7,460,331
 Expenses:
    Operating                                          2,104,835        1,895,263
    General and administrative                           332,587          376,849
    Property management fees                             286,658          307,438
    Maintenance                                        1,084,854        1,021,758
    Depreciation                                       1,686,434        1,620,996
    Interest                                           5,405,731        4,452,275
    Property taxes                                       616,647          531,596
    Write-down of investment properties                3,093,811               --
    Loss on disposal of property                          39,806               --
          Total expenses                              14,651,363       10,206,175
    Net loss before extraordinary item                (7,527,100)      (2,745,844)
 Extraordinary item-gain on
    extinguishment of debt                            28,284,688               --
    Net income (loss)                                $20,757,588      $(2,745,844)
 Net income (loss) allocated to
    general partners                                 $   415,152      $   (54,264)
 Net income (loss) allocated to
    limited partners                                  20,342,436       (2,691,580)
                                                     $20,757,588      $(2,745,844)

 Net income (loss) per limited
    partnership interest:
 Net loss before extraordinary item
    Portfolio I  (644 interests)                     $    (8,089)     $    (2,960)
    Portfolio II (268 interests)                          (8,086)          (2,929)
 Extraordinary item
    Portfolio I  (644 interests)                          30,394               --
    Portfolio II (268 interests)                          30,394               --
 Net income (loss)
    Portfolio I  (644 interests)                          22,305           (2,960)
    Portfolio II (268 interests)                          22,308           (2,929)


[FN]
             See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL RESIDENTIAL PORTFOLIO I
                      VMS NATIONAL RESIDENTIAL PORTFOLIO II
                         (Illinois limited partnerships)
      VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS


                  COMBINED STATEMENTS OF OPERATIONS (Continued)

                                   (Unaudited)


                                                           Six Months Ended
                                                                 June 30,
                                                         1995            1994
 Revenues:
    Rental income                                   $ 13,824,865     $14,573,073
    Other income                                         645,848         647,116
          Total revenues                              14,470,713      15,220,189
 Expenses:
    Operating                                          4,323,543       4,517,104
    General and administrative                           612,469         773,373
    Property management fees                             580,730         619,635
    Maintenance                                        1,890,003       1,900,692
    Depreciation                                       3,440,612       3,345,356
    Interest                                          11,021,169       8,716,080
    Property taxes                                     1,209,903       1,261,413
    Write-down of investment
       properties                                      3,093,811       1,132,331
    Loss on disposal of property                          82,707              --
          Total expenses                              26,254,947      22,265,984
 Net loss before extraordinary item                  (11,784,234)     (7,045,795)
 Extraordinary item - gain on
    extinguishment of debt                            28,284,688      14,058,827
    Net income                                      $ 16,500,454     $ 7,013,032
 Net income allocated to
    general partners                                $    330,009     $   140,914
 Net income allocated to
    limited partners                                  16,170,445       6,872,118
                                                    $ 16,500,454     $ 7,013,032

 Net income (loss) per limited
    partnership interest:
 Net loss before extraordinary item
    Portfolio I  (644 interests)                    $    (12,660)    $    (7,569)
    Portfolio II (268 interests)                         (12,669)         (7,578)
 Extraordinary item
    Portfolio I  (644 interests)                          30,394          15,107
    Portfolio II (268 interests)                          30,394          15,107
 Net income
    Portfolio I  (644 interests)                          17,734           7,538
    Portfolio II (268 interests)                          17,725           7,529


[FN]

             See Accompanying Notes to Combined Financial Statements

c)                             VMS NATIONAL RESIDENTIAL PORTFOLIO I
                              VMS NATIONAL RESIDENTIAL PORTFOLIO II
                               (Illinois limited partnerships)
         VMS NATIONAL PROPERTIES (an Illinois partnership)  AND SUBPARTNERSHIPS


                         COMBINED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                             (Unaudited)


                                VMS National Residential Portfolio I

                                                            Limited Partners
                                       General         Accumulated     Subscription
                                       Partners          Deficit           Notes           Total            Total

 Partners' deficit at
      December 31, 1994              $(3,602,965)     $(110,428,689)      $(627,062)    $(111,055,751) $(114,658,716)
 Collections of subscription notes            --                 --          34,119            34,119         34,119
 Net income for the six months ended
      June 30, 1995                      233,066         11,420,220              --        11,420,220     11,653,286
 Partner's deficit at June 30, 1995  $(3,369,899)     $ (99,008,469)      $(592,943)    $ (99,601,412) $(102,971,311)


                                                VMS National Residential Portfolio II
                                                         Limited Partners
                                      General       Accumulated     Subscription
                                      Partners       Deficit            Notes           Total            Total

 Partners' deficit at
    December 31, 1994               $(1,506,182)   $ (46,331,238)     $(411,809)   $ (46,743,047)  $  (48,249,229)
 Collections of subscription notes           --               --         21,772           21,772           21,772
 Net income for the six months
     ended June 30, 1995                  96,943        4,750,225             --        4,750,225       4,847,168
 Partner's deficit at
    June 30, 1995                   $(1,409,239)   $ (41,581,013)     $(390,037)   $ (41,971,050)  $  (43,380,289)
      Combined total                $(4,779,138)   $(140,589,482)     $(982,980)   $(141,572,462)   $(146,351,600)

[FN]


                  See Accompanying Notes to Combined Financial Statements

d)                      VMS NATIONAL RESIDENTIAL PORTFOLIO I
                        VMS NATIONAL RESIDENTIAL PORTFOLIO II
                           (Illinois limited partnerships)
        VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS


                              COMBINED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                         1995             1994
 Cash flows from operating activities:
    Net income                                      $ 16,500,454      $  7,013,032
    Adjustments to reconcile net income
       to net cash provided by operating
       activities:
       Writedown of investment property                3,093,811         1,132,331
       Extraordinary gain on extinguishment
        of debt                                      (28,284,688)      (14,058,827)
       Depreciation                                    3,440,612         3,345,356
       Amortization of discounts and loan costs        1,544,701         1,435,882
       Loss on disposal of property                       82,707                --
    Change in accounts:
       Escrows and other reserves                      1,314,438           761,073
       Accounts receivable                                33,460           (71,309)
       Restricted cash                                   (30,956)          463,129
       Other assets                                      129,705           502,112
       Accounts payable                                 (265,483)          112,749
       Accrued interest                                4,418,988         1,858,895
       Accrued and other liabilities                    (304,214)           35,825

            Net cash provided by operating
                activities                             1,673,535         2,530,248
 Cash flows from investing activities:
    Property improvements and replacements            (1,404,316)         (774,196)
            Net cash used in investing
                activities                            (1,404,316)         (774,196)
 Cash flows from financing activities:
    Payments on mortgage loans payable                  (138,648)         (111,748)
    Payments received on subscription notes               55,891           150,004
    Cash released to lenders on foreclosed
       properties                                       (591,113)         (259,644)
            Net cash used in financing activities       (673,870)         (221,388)

 Net (decrease) increase in cash                        (404,651)        1,534,664
 Cash at beginning of period                           2,476,476         2,049,143
 Cash at end of period                              $  2,071,825        $3,583,807

 Supplemental disclosure of cash flow information
    Cash paid for interest                          $  5,018,320        $5,434,938


[FN]

                   See Accompanying Notes to Combined Financial Statements


                           VMS NATIONAL RESIDENTIAL PORTFOLIO I
                           VMS NATIONAL RESIDENTIAL PORTFOLIO II
                              (Illinois limited partnerships)
           VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

Foreclosure

   Pursuant to the Plan of Reorganization (see Note 4), on April 1, 1995, and June 30, 1995, the Partnership lost The Winery, Canal Court, Grand Canal I, and Grand Canal II through foreclosure to the Federal Deposit Insurance Corporation. On January 25, 1994, and February 7, 1994, the Partnership lost Broad Meadows Apartments and the Courts of Hartford Square through foreclosure to the Federal Deposit Insurance Corporation. In connection with these transactions, the following accounts were adjusted by the non-cash amounts noted for 1995 and 1994:

                                                 1995                1994
 Relinquishment of cash                     $   (591,113)       $   (259,644)
 Restricted-tenant security deposits            (167,474)                 --
 Accounts receivable                             (99,890)            (64,332)
 Escrow deposits                                (326,289)            (70,277)
 Other assets                                   (130,360)            (69,318)
 Investment properties                       (18,533,055)        (16,052,332)
 Accumulated depreciation                      9,367,635           7,095,332
 Accounts payable                                125,393               3,072
 Accrued interest                             19,989,748           7,963,514
 Other liabilities                               619,976             130,503
 Mortgage loans payable                       18,030,117          15,382,309
 Aggregate gain on transaction               (28,284,688)        (14,058,827)

[FN]

                   See Accompanying Notes to Combined Financial Statements


                            VMS NATIONAL RESIDENTIAL PORTFOLIO I
                            VMS NATIONAL RESIDENTIAL PORTFOLIO II
                               (Illinois limited partnerships)
         VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

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

Note 2 - Basis of Presentation

   The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Venture's annual report on Form 10-K for the year ended December 31, 1994.

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

Note 4 - Plan of Reorganization

   The primary aspects of the Venture's Plan include the following:

     a. The Venture will retain 17 properties from the previously existing portfolio (the "retained complexes"). The retained complexes consist of 16 non-HUD properties and one HUD property. Subsequent to December 31, 1993, titles to two of the non-retained, non-HUD properties were transferred to the lenders. The Venture has filed motions to abandon the non-retained HUD properties held at December 31, 1993, of which three remain at June 30, 1995.

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

Note 5 - Extraordinary Gain on Extinguishment of Debt

   The Combined Statement of Operations for the six months ended June 30, 1995, reflects the foreclosures of four of the Venture's abandoned properties. The Combined Statement of Operations for the six months ended June 30, 1994, reflects the foreclosure of two of the Venture's abandoned properties. As a result of these foreclosures, the following liabilities and assets were written off:

                                               1995          1994
                                              Total          Total

 Mortgage Principal Payable                $18,030,117    $15,382,309
 Accrued Interest Payable                   19,989,748      7,963,514
 Other                                        (569,757)      (329,996)
 Investment in Properties                  (18,533,055)   (16,052,332)
 Accumulated Depreciation                    9,367,635      7,095,332
 Extraordinary Gain                        $28,284,688    $14,058,827

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

Note 7 - Investment in Properties Subject to Abandonment

   The Venture's investment in 11 properties for which it obtained Bankruptcy Court approval to abandon, to which it still held legal title for 3 of these at June 30, 1995, have been presented as "Investment in Properties Subject To Abandonment" on the Venture's Combined Balance Sheet at June 30, 1995, and December 31, 1994. The extraordinary gain on the extinguishment of debt for all of these properties will exceed the ordinary loss from the write down of the net carrying values of these properties to their estimated fair market values. Therefore, no allowance or provision for the loss in asset value has been made in the Venture's Combined Statements of Operations for the three and six months ended June 30, 1995. Two of these properties were foreclosed during the quarter ended March 31, 1994, and two were foreclosed during the quarter ended September 30, 1994. An additional four of these properties were foreclosed during the quarter ended June 30, 1995.

Note 8 - HUD Contingencies

   The Venture, VMS Realty Management, Inc. and (HUD) are engaged in discussions covering the appropriateness of certain Crosswood Park and Grand Canal I disbursements totalling approximately $602,601 and $132,744, respectively, made during the years 1987 through 1991. The parties are attempting to resolve this issue, but the ultimate outcome cannot presently be determined. The General Partner is vigorously defending its past actions and does not believe the eventual outcome of these discussions will have a material adverse effect on the operations of the Venture. Given the General Partner's beliefs and the uncertainty regarding the eventual resolution of the amounts in question, the responsible parties and their ability to make repayment if deemed necessary, no adjustment has been made to the Venture's combined financial statements concerning this matter.

   Two of the non-retained HUD projects were involved in similar discussions with HUD relating to $1,854,657 of inappropriate disbursements. These matters were settled during 1994 with no effect on the Venture.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Venture's cash and cash equivalents balance at June 30, 1995, of $2,071,825 decreased $404,651 from December 31, 1994. This decrease was attributable to net cash provided by operating activities of $1,673,535, partially offset by net cash used in investing and financing activities of $1,404,316 and $673,870, respectively.

   The decrease in net cash provided by operating activities for the six months ended June 30, 1995, compared to the six months ended June 30, 1994, was due primarily to increased fundings of tenant security deposits in combination with increased payments of accounts payable and other liabilities partially offset by an increase in accrued interest.

   Net cash used in investing activities increased for the six months ended June 30, 1995, compared to the six months ended June 30, 1994, as a result of extensive property improvements primarily at Watergate, Scotchollow, and Towers of Westchester.

   Net cash used in financing activities increased primarily due to reduced collections of subscription notes in addition to the cash relinquished to lenders as a result of the foreclosures in 1995.

   At December 31, 1992, the Venture had approximately $15,433,000 in excess limited partner contributions. Permitted uses of these excess limited partner contributions during 1993 were limited to 1) the funding of monthly Bankruptcy Court approved professional fees; 2) establishing a reserve of $5,960,000 to fund capital improvements on the retained complexes;3) repayments of approximately $5,980,000 on various prepetition claims including notes payable, real estate taxes and amounts due trade creditors; 4) payments of $1,006,000 to the Managing General Partner for reimbursement of cash advances and asset management services; and 5) payments to the FDIC and ContiTrade for reimbursement of administrative costs incurred in connection with the bankruptcy case (see Note 4 of the Notes to Combined Financial Statements). The Venture's Plan of Reorganization, which became effective on September 30, 1993, also restricts the permitted uses of the excess limited partner cash balances on hand at June 30, 1995.

   Total capital contribution and interest amounts due (net of an approximate $877,000 provision for uncollectible amounts) from limited partners of Portfolio I and Portfolio II at June 30, 1995, approximated $1,120,116. A settlement agreement was entered into on March 28, 1991, by the Plaintiff class counsel on behalf of the class of limited partners in approximately 100 non-publicly traded VMS sponsored limited partnerships including VMS National Residential Portfolio I and II, VMS National Properties Joint Venture, and VMS Realty Partners and its affiliates and certain other defendants. The Settlement Agreement provided the settling Limited Partners with an option to refinance their defaulted subscription note principal and interest payments. Of the total number of limited partner units in Portfolio I and Portfolio II, only 10.0 limited partner units in Portfolio I and 5.666 limited partner units in Portfolio II opted out of the Settlement Agreement, and accordingly were ineligible to elect this refinancing option. Approximately 65% of the total capital and accrued interest amounts due from limited partners of Portfolio I and Portfolio II represented amounts due from limited partners who elected the refinancing option. All amounts remaining due from the limited partners are considered past due and their outstanding amount bears interest at the 18% default rate.

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

Results of Operations

   Total rental and other revenues of $14,470,713 for the six months ended June 30, 1995, decreased $749,476 or 4.9% from the six months ended June 30, 1994. Total rental and other revenues for the three months ended June 30, 1995, decreased $336,068 or 4.5% compared to the corresponding period in 1994. The decline for the three and six months ended June 30, 1995, was attributable to an overall 1% decrease in average occupancy rates and the foreclosure of two properties in the last nine months of 1994. These decreases were partially offset by increases in average property rental rates. The decrease in other income for the three months ended June 30, 1995, was further impacted by a 14% decrease in interest and laundry income.

   Operating expenses increased $209,572 or 11% for the three month period ended June 30, 1995, compared to the corresponding period in 1994 primarily as a result of increases in advertising costs, professional fees, and insurance premiums. General and administrative expenses decreased $160,904 or 20.8% for the six months ended June 30, 1995, compared to the six months ended June 30, 1994, due to decreases in legal fees and other miscellaneous expenses in addition to the Partnership owning two fewer properties. Interest expense increased $953,456 or 21.4% and $2,305,089 or 26.4% for the three and six month periods ended June 30, 1995, respectively, compared to the corresponding periods ended June 30, 1994. The increases resulted primarily from accruing interest on the mortgages relating to the nonretained properties and the FDIC mortgages of the retained properties under the Reorganization Plan. Property taxes increased $85,051 or 16% for the three months ended June 30, 1995, compared to the corresponding period of 1994 due to increases in property tax rates at several properties.

   The ordinary losses recognized for the write downs of the carrying values of properties to their estimated fair market values were made pursuant to EITF Abstract Issue No. 91-2, "Debtor's Accounting for Forfeiture of Real Estate Subject to a Nonrecourse Mortgage" which prescribes that a "two-step" approach method be used to present fairly the economic transaction upon foreclosure events. The write-down of investment properties to fair market value for the six months ended June 30, 1995, was related to the foreclosure of four properties during the six months ending June 30, 1995. The write-down of investment properties to fair market value for the six months ended June 30, 1994, was related to the foreclosure of two properties during the first quarter of 1994.

   The extraordinary gain on extinguishment of debt for the six months ended June 30, 1995, resulted from gains on the foreclosure of four properties during the six months ending June 30, 1995. The extraordinary gain on extinguishment of debt for the six months ended June 30, 1994, resulted from gains on the foreclosure of two properties during the first quarter of 1994.

   The loss on disposal of assets for the three and six months ended June 30, 1995, resulted from roof replacements at four properties.

   Average occupancy rates for the six months ended June 30, 1995 and 1994 for the retained properties are as follows:

                                                       Average
                                                      Occupancy
                                                  1995         1994

 Buena Vista Apartments
    Pasadena, CA                                   93%          96%
 Casa de Monterey
    Norwalk, CA                                    92%          95%
 Crosswood Park
    Citrus Heights, CA                             96%          92%
 Mt. View Apartments
    San Dimas, CA                                  90%          91%
 Pathfinder
    Fremont, CA                                    92%          96%
 Scotchollow
    San Mateo, CA                                  99%          95%
 The Bluffs
    Milwaukie, OR                                  96%          97%
 Bellevue Towers
    Memphis, TN                                    97%          95%
 Vista Village Apartments
    El Paso, TX                                    80%          89%
 Chapelle Le Grande
    Merrillville, IN                               93%          95%
 North Park Apartments
    Evansville, In                                 97%          97%
 Shadowood Apartments
    Monroe, LA                                     91%          95%
 The Towers of Westchester Park
    College Park, MD                               98%          94%
 Terrace Gardens
    Omaha, NE                                      95%          96%
 Carlisle Square
    Albuquerque, NM                                97%          98%
 Watergate Apartments
    Little Rock, AR                                95%          97%
 Forest Ridge Apartments
    Flagstaff, AZ                                  93%          94%

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



                           VMS NATIONAL PROPERTIES JOINT VENTURE
                           (Registrant)

                           By:   VMS National Residential Portfolio I

                           By:   JAS Realty Corporation



Date: November 14, 1995    By:/s/ Joel A. Stone
                              Joel A. Stone
                              President



Date: November 14, 1995    By:/s/ Thomas A. Gatti
                              Thomas A. Gatti
                              Senior Vice-President and Principal
                              Accounting Officer


                           VMS National Residential Portfolio II

                           By:   VMS Realty Investment, Ltd.
                                 Managing General Partner

                           By:   JAS Realty Corporation

Date: November 14, 1995    By:/s/ Joel A. Stone
                              Joel A. Stone
                              President



Date: November 14, 1995    By:/s/ Thomas A. Gatti
                              Thomas A. Gatti
                              Senior Vice-President and Principal
                              Accounting Officer