Form 10-Q
period 1995-09-30
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 1995-11-14
CIK 789089

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               (As last amended in Rel. No. 312905, eff. 4/26/93.)


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1995

                                       or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

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

                             COMBINED BALANCE SHEET

                                   (Unaudited)

                                                  September 30,     December 31,
                                                       1995             1994
 Assets
   Cash:
      Unrestricted                                $   2,206,423    $   2,476,476
      Restricted-tenant security deposits             1,140,423        1,249,345
   Accounts receivable                                  223,320          322,669
   Escrows and other reserves                         1,561,604        3,953,244
   Other assets                                         768,410          498,639
   Investment properties, at cost
      Land                                           14,293,678       14,293,679
      Buildings and personal property               133,119,338      131,549,174
   Investment properties subject to abandonment
      Land                                            1,664,533        4,256,965
      Buildings and personal property                11,039,368       30,045,871
      Less accumulated depreciation                 (72,712,782)     (77,413,702)

                                                  $  93,304,315    $ 111,232,360
 Liabilities and Partners' Deficit
 Liabilities
   Accounts payable                               $     515,253    $     905,558
   Accrued interest                                   7,263,295        4,693,490
   Accrued and other liabilities                      2,811,096        2,985,089
   Mortgage loans payable                           121,903,447      122,072,363
   Notes payable                                     29,859,292       27,732,149
   Advances from affiliates of general partner        1,895,155        1,895,155
   Deferred gain on extinguishment of debt           54,052,737       54,052,737

   Subject to abandonment:
      Accounts payable                                    1,965          100,249
      Accrued interest                               14,082,627       30,646,892
      Accrued and other liabilities                     469,443          799,746
      Mortgage loans payable                         10,349,896       28,256,877

   Partners' Deficit                               (149,899,891)    (162,907,945)

                                                  $  93,304,315    $ 111,232,360

[FN]


             See Accompanying Notes to Combined Financial Statements

b)                    VMS NATIONAL RESIDENTIAL PORTFOLIO I
                      VMS NATIONAL RESIDENTIAL PORTFOLIO II
                         (Illinois limited partnerships)
      VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three Months Ended
                                                            September 30,
                                                         1995            1994
 Revenues:
    Rental income                                    $ 6,396,142    $  7,128,925
    Other income                                         307,302         333,688
          Total revenues                               6,703,444       7,462,613
 Expenses:
    Operating                                          1,853,989       2,507,783
    General and administrative                           208,263         279,335
    Property management fees                             264,907         307,912
    Maintenance                                        1,139,550       1,385,968
    Depreciation                                       1,522,688       1,713,338
    Interest                                           4,727,400       8,089,072
    Property taxes                                       512,826         577,697
    Write-down of investment
       property                                               --       2,641,740
    Loss on disposal of property                          25,142          92,989
          Total expenses                              10,254,765      17,595,834

 Net loss before extraordinary item                   (3,551,321)    (10,133,221)
 Extraordinary item - gain on
    extinguishment of debt                                    --      13,359,397

    Net (loss) income                                $(3,551,321)   $  3,226,176

 Net (loss) income allocated to
    general partners                                 $   (71,026)   $     63,870
 Net (loss) income allocated to
    limited partners                                  (3,480,295)      3,162,306

                                                     $(3,551,321)   $  3,226,176
 Net (loss) income per limited
    partnership interest:
 Net loss before extraordinary item
    Portfolio I  (644 interests)                     $    (3,820)   $    (10,891)
    Portfolio II (268 interests)                          (3,809)        (10,884)
 Extraordinary item
    Portfolio I  (644 interests)                              --          14,356
    Portfolio II (268 interests)                              --          14,356
 Net (loss) income
    Portfolio I  (644 interests)                          (3,820)          3,465
    Portfolio II (268 interests)                          (3,809)          3,472


[FN]

             See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL RESIDENTIAL PORTFOLIO I
                      VMS NATIONAL RESIDENTIAL PORTFOLIO II
                         (Illinois limited partnerships)
      VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

                  COMBINED STATEMENTS OF OPERATIONS (Continued)
                                   (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                          1995              1994
 Revenues:
    Rental income                                    $ 20,221,007      $ 21,701,998
    Other income                                          953,150           980,804
          Total revenues                               21,174,157        22,682,802
 Expenses:
    Operating                                           6,177,532         7,024,887
    General and administrative                            820,732         1,052,708
    Property management fees                              845,637           927,547
    Maintenance                                         3,029,553         3,286,660
    Depreciation                                        4,963,300         5,058,694
    Interest                                           15,748,569        16,805,152
    Property taxes                                      1,722,729         1,839,110
    Write-down of investment property                   3,093,811         3,774,071
    Loss on disposal of property                          107,849            92,989
          Total expenses                               36,509,712        39,861,818

 Net loss before extraordinary item                   (15,335,555)      (17,179,016)
 Extraordinary item - gain on
    extinguishment of debt                             28,284,688        27,418,224

    Net income                                       $ 12,949,133      $ 10,239,208

 Net income allocated to general
    partners                                         $    258,983      $    204,784
 Net income allocated to limited
    partners                                           12,690,150        10,034,424

                                                     $ 12,949,133      $ 10,239,208
 Income (loss) per limited
    partnership interest:
 Net loss before extraordinary item
    Portfolio I  (644 interests)                     $    (16,480)     $    (18,460)
    Portfolio II (268 interests)                          (16,478)          (18,462)
 Extraordinary item
    Portfolio I  (644 interests)                           30,394            29,463
    Portfolio II (268 interests)                           30,394            29,463
 Net income
    Portfolio I  (644 interests)                           13,914            11,003
    Portfolio II (268 interests)                           13,916            11,001


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

                         COMBINED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                             (Unaudited)

                                                           VMS National Residential Portfolio I

                                                                      Limited Partners

                                         General        Accumulated       Subscription
                                         Partners         Deficit            Notes        Total           Total
 Partners' deficit at
   December 31, 1994                   $(3,602,965)  $(110,428,689)      $(627,062) $(111,055,751) $(114,658,716)
 Collections of subscription notes              --              --          35,149         35,149         35,149
 Net income for the nine months
   ended September 30, 1995                182,871       8,960,675              --      8,960,675      9,143,546
 Partner's deficit at
   September 30, 1995                  $(3,420,094)  $(101,468,014)      $(591,913) $(102,059,927) $(105,480,021)


                                                             VMS National Residential Portfolio II

                                                                          Limited Partners

                                               General        Accumulated    Subscription
                                               Partners         Deficit           Notes        Total            Total

 Partners' deficit at December 31, 1994       $(1,506,182)  $ (46,331,238)      $(411,809)  $ (46,743,047) $ (48,249,229)
 Collections of subscription notes                     --              --          23,772          23,772         23,772
 Net income for the nine months ended
      September 30, 1995                           76,112       3,729,475              --       3,729,475      3,805,587
 Partner's deficit at
      September 30, 1995                      $(1,430,070)  $ (42,601,763)      $(388,037)  $ (42,989,800) $ (44,419,870)
      Combined total                          $(4,850,164)  $(144,069,777)      $(979,950)  $(145,049,727) $(149,899,891)



                  See Accompanying Notes to Combined Financial Statements

d)                    VMS NATIONAL RESIDENTIAL PORTFOLIO I
                      VMS NATIONAL RESIDENTIAL PORTFOLIO II
                         (Illinois limited partnerships)
      VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Nine Months Ended
                                                                 September 30,
                                                               1995             1994
 Cash flows from operating activities:
    Net income                                            $ 12,949,133      $ 10,239,208
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Writedown of investment property                      3,093,811         3,774,071
       Extraordinary gain on extinguishment of debt        (28,284,688)      (27,418,224)
       Depreciation                                          4,963,300         5,058,694
       Amortization of discounts and loan costs              2,314,771         2,156,245
       Loss on disposal of property                            107,849            92,989
    Change in accounts:
       Escrows and other reserves                            2,065,351         1,393,785
       Accounts receivable                                        (541)          (46,052)
       Restricted cash                                         (58,552)          109,010
       Other assets                                           (423,350)          370,606
       Accounts payable                                       (363,196)          346,976
       Accrued interest                                      5,995,288         6,764,214
       Accrued and other liabilities                           115,680           348,336

            Net cash provided by operating activities        2,474,856         3,189,858

 Cash flows from investing activities:
    Property improvements and replacements                  (2,002,528)       (1,712,636)

            Net cash used in investing activities           (2,002,528)       (1,712,636)

 Cash flows from financing activities:
    Payments on mortgage loans payable                        (210,189)         (177,024)
    Payments received on subscription notes                     58,921           171,384
    Cash released to lenders on foreclosed properties         (591,113)         (316,725)

            Net cash used in financing activities             (742,381)         (322,365)

 Net (decrease) increase in cash                              (270,053)        1,154,857

 Cash at beginning of period                                 2,476,476         2,049,143

 Cash at end of period                                    $  2,206,423      $  3,204,000

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                $  7,392,109      $  7,900,998

[FN]
             See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL RESIDENTIAL PORTFOLIO I
                      VMS NATIONAL RESIDENTIAL PORTFOLIO II
                         (Illinois limited partnerships)
      VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS



SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

Foreclosure

   Pursuant to the Plan of Reorganization (see Note 4), in April 1995, and June 1995, the Partnership lost The Winery, Canal Court, Grand Canal I, and Grand Canal II through foreclosure to the Federal Deposit Insurance Corporation ("FDIC"). In January 1994, and February 1994, the Partnership lost
Broad Meadows Apartments and the Courts of Hartford Square and August 1994, the Partnership lost Edgewater I and Edgewater II through foreclosure to the FDIC. In connection with these transactions, the following accounts were adjusted by the non-cash amounts noted for 1995 and 1994:

                                                 1995                1994


 Relinquishment of cash                     $   (591,113)       $   (316,725)
 Restricted-tenant security deposits            (167,474)                 --
 Accounts receivable                             (99,890)            (98,372)
 Escrow deposits                                (326,289)           (117,354)
 Other assets                                   (130,360)           (163,239)
 Investment properties                       (18,533,055)        (22,857,797)
 Accumulated depreciation                      9,367,635          10,834,945
 Accounts payable                                125,393               3,947
 Accrued interest                             19,989,748          16,489,517
 Other liabilities                               619,976             323,326
 Mortgage loans payable                       18,030,117          23,319,976
 Aggregate gain on transaction               (28,284,688)        (27,418,224)


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

   In addition, the General Partner and its affiliates have incurred serious financial difficulties that may affect the ability of the General Partner to function in that capacity. The administration and management of the Venture are dependent on the General Partner and its affiliates. Pursuant to an agreement dated July 14, 1994, a transaction is pending in which the current General Partner would be replaced by MAERIL, Inc., an affiliate of Insignia. The substitution of MAERIL, Inc. as the General Partner is expected and has been approved by the Bankruptcy Court and certain other creditors, but there is no assurance that the transaction will be consummated. The pending replacement of the General Partner will not necessarily improve the financial condition of the Venture.

   The combined financial statements do not include any adjustments relating to the recoverability of the recorded asset accounts or the amount of liabilities that might be necessary should the Venture be unable to continue as a going concern.

Note 2 - Basis of Presentation

   The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the combined financial statements and footnotes thereto included in the Venture's annual report on Form 10-K for the year ended December 31, 1994.

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

Note 4 - Plan of Reorganization

   The primary aspects of the Venture's Plan include the following:

     a. The Venture will retain 17 properties from the previously existing portfolio (the "retained complexes"). The retained complexes consist of
        16 non-HUD properties and one HUD property.   The Venture has filed
        motions to abandon the non-retained HUD properties held at December 31, 1993, of which three remain at September 30, 1995.


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

      c. The junior lien mortgages held by the FDIC on the Venture's retained complexes were modified effective September 1, 1993, and mature January 15, 2000. The FDIC reduced its claim on two of the non-HUD retained complexes to $300,000 per property evidenced by a non-interest bearing note. The FDIC left intact liens for the full amount of the original claims at the petition filing date for all other properties (including the two senior liens discussed in "b" above) in the event the Venture defaults on any of its obligations under the restated FDIC notes. The restated FDIC junior lien notes provide for a 10% accrual rate with monthly payments commencing October 1, 1993, of interest only at 7% on the non-HUD restated FDIC notes' "Agreed Valuation Amount". Pursuant to the Plan, the Agreed Valuation Amount represents the total property value per the FDIC's June 1992 valuations less the property's senior lien indebtedness at September 30, 1992. The retained property governed by HUD Regulatory Agreements will make payments of interest only at 7% each April 1st and October 1st, payable only from distributable surplus cash as provided by the HUD Regulatory Agreement and following the HUD's approval of semi-annual surplus cash calculations prepared each December 31st and June 30th. The Agreed Valuation Amount represents the total principal claim that will be repaid to the FDIC provided there are no defaults under the terms of the restated notes. Approximately $68,060,000 in prepetition principal and accrued unpaid interest was written off at September 30, 1993, to reduce the FDIC junior lien liabilities recorded on the Venture's books to the Agreed Valuation Amounts. A portion of this gain was deferred (see Note 5).

         d. The Venture distributed the following amounts in conjunction with the terms of the Plan:

            (1) A $5,960,000 reserve to fund capital improvements at the retained complexes was established in 1993. Approximately $5,000 of this reserve, which is included in escrows and other reserves on the Venture's Combined Balance Sheet, remains at September 30, 1995.

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

Note 5 - Investment Property Foreclosures

   The Combined Statements of Operations for both nine month periods ended September 30, 1995 and 1994 reflect the foreclosures of four of the Venture's abandoned properties. As a result of these foreclosures, the following liabilities and assets were written off:



                                               1995                 1994
                                               Total                Total
 Mortgage Principal Payable                $ 18,030,117         $ 23,319,976
 Accrued Interest Payable                    19,989,748           16,489,517
 Other                                         (569,757)            (368,417)
 Investment in Properties                   (18,533,055)         (22,857,797)
 Accumulated depreciation                     9,367,635           10,834,945
 Extraordinary Gain                        $ 28,284,688         $ 27,418,224

   The ordinary losses recognized for the write downs of the carrying values of investment properties to their estimated fair market values were made pursuant to EITF Abstract Issue No. 91-2, "Debtor's Accounting for Forfeiture of Real Estate Subject to a Nonrecourse Mortgage" which prescribes that a "two-step" approach method be used to present fairly the economic transaction upon foreclosure events. The write-down of investment properties to fair market value for the nine months ended September 30, 1995, was related to the foreclosure of four properties during the second quarter of 1995. The provision to reduce investments in properties to fair market value for the nine months ended September 30, 1994, was related to the foreclosure of two properties during the first quarter of 1994 and two properties during the third quarter of 1994.

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



Note 6 - Contingencies

   The Venture and certain affiliates of the Venture, including the Managing General Partner and certain officers and directors of the Managing General Partner, are parties to certain pending legal proceedings filed as of September 30, 1995. The legal proceedings in which the Venture is included relate primarily to the limited partners' investment in the Venture. The adverse outcome of any one or more legal proceedings against the Venture or any of its affiliates which provide financial support or services to the Venture could have a materially adverse effect on the present and future operations of the Venture. The eventual outcome of these matters cannot be determined at this time. Accordingly, no provision for any liability that may result has been made in the financial statements.

Note 7 - Investment in Properties Subject to Abandonment

   The Venture's investment in 10 properties for which it obtained Bankruptcy Court approval to abandon, to which it still held legal title for 3 of these at September 30, 1995, has been presented as "Investment in Properties Subject To Abandonment" on the Venture's Combined Balance Sheet at September 30, 1995, and December 31, 1994. The extraordinary gain on the extinguishment of debt for all of these properties will exceed the ordinary loss from the write down of the net carrying values of these properties to their estimated fair market values. Therefore, no allowance or provision for the loss in asset value has been made in the Venture's Combined Statements of Operations for the three and nine months ended September 30, 1995. Four of these properties were foreclosed during each of the nine month periods ended September 30, 1995 and 1994.

Note 8 - HUD Contingencies

   The Venture, VMS Realty Management, Inc. and HUD are engaged in discussions covering the appropriateness of certain Crosswood Park and Venetian Bridges Grand Canal I disbursements totalling approximately $602,601 and $132,744, respectively, made during the years 1987 through 1991. The parties are attempting to resolve this issue, but the ultimate outcome cannot presently be determined. The General Partner is vigorously defending its past actions and does not believe the eventual outcome of these discussions will have a material adverse effect on the operations of the Venture. Given the General Partner's beliefs and the uncertainty regarding the eventual resolution of the amounts in question, the responsible parties and their ability to make repayment if deemed necessary, no adjustment has been made to the Venture's combined financial statements concerning this matter.

Note 8 - HUD Contingencies - continued

   Two of the non-retained HUD projects were involved in similar discussions with HUD relating to $1,854,657 of inappropriate disbursements. These matters were settled during 1994 with no effect on the Venture.


Note 9 - Mortgage Notes Payable

   On October 28, 1995, the FDIC sold all of the debt it held related to the retained properties to BlackRock Capital Finance, L.P. The debt amounts and terms were not modified.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Venture's unrestricted cash at September 30, 1995, of $2,206,423 decreased $270,053 from December 31, 1994. This decrease was attributable to net cash provided by operating activities of $2,474,856, offset by net cash used in investing and financing activities of $2,002,528 and $742,381, respectively.

   The decrease in net cash provided by operating activities for the nine months ended September 30, 1995, compared to the corresponding period of 1994 was due primarily to increased fundings of tenant security deposits, increased prepayments of insurance and property tax expenses, and increased payments of accounts payable partially offset by reductions in fundings of other reserves.

   Net cash used in investing activities increased for the nine months ended September 30, 1995, compared to the corresponding period of 1994 as a result of roof replacements at Pathfinder, construction of an exercise room at Bellevue, siding installation at Watergate, and floor covering and counter-top replacements at Scotchollow Apartments.

   Net cash used in financing activities increased for the nine months ended September 30, 1995, compared to the corresponding period of 1994 due to the cash relinquished to lenders in 1995 and reduced collections of subscription notes.

   At December 31, 1992, the Venture had approximately $15,433,000 in excess limited partner contributions. Permitted uses of these excess limited partner contributions during 1993 were limited to 1) the funding of monthly Bankruptcy Court approved professional fees; 2) establishing a reserve of $5,960,000 to fund capital improvements on the retained complexes; 3) repayments of approximately $5,980,000 on various prepetition claims including notes payable, real estate taxes and amounts due trade creditors; 4) payments of $1,006,000 to the Managing General Partner for reimbursement of cash advances and asset management services; and 5) payments to the FDIC and ContiTrade for reimbursement of administrative costs incurred in connection with the bankruptcy case (see Note 4 of the Notes to Combined Financial Statements). The Venture's Plan of Reorganization, which became effective on September 30, 1993, also restricts the permitted uses of the excess limited partner cash balances on hand at September 30, 1995.

   Total capital contribution and interest amounts due (net of an approximate $877,000 provision for uncollectible amounts) from limited partners of Portfolio I and Portfolio II at September 30, 1995, approximated $1,115,093. A settlement agreement was entered into on March 28, 1991, by the Plaintiff class counsel on behalf of the class of limited partners in approximately 100 non-publicly traded VMS sponsored limited partnerships including VMS National Residential Portfolio I and II, VMS National Properties Joint Venture, and VMS Realty Partners and its affiliates and certain other defendants. The Settlement Agreement provided the settling Limited Partners with an option to refinance their defaulted subscription note principal and interest payments. Of the total number of limited partner units in Portfolio I and Portfolio II, only 10.0 limited partner units in Portfolio I and 5.666 limited partner units in Portfolio II opted out of the Settlement Agreement, and accordingly were ineligible to elect this refinancing option. Approximately 65% of the total capital and accrued interest amounts due from limited partners of Portfolio I and Portfolio II represented amounts due from limited partners who elected the refinancing option. All amounts remaining due from the limited partners are considered past due and their outstanding amount bears interest at the 18% default rate.

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

   Continued operating losses and insufficient cash flows to meet all obligations of certain of the Venture's properties are expected to occur. The Managing General Partner is not obligated, and does not intend, to fund any such operating and cash flow deficits. However, the Venture's ability to continue as a going concern and to meet its obligations as they come due is solely dependent upon its ability to generate adequate cash flow from maintaining profitable operations on the retained properties or securing an infusion of capital. Management is involved in negotiations which would replace VMSRIL as the managing general partner and has entered into an agreement with Insignia which contemplates that VMSRIL will withdraw as general partner and be replaced by an entity in which Insignia owns an interest. While this change in ownership has been approved by the Bankruptcy Court and certain other creditors, it is subject to the approval of various parties, including, among others, HUD. The Managing General Partner believes that they will be successful in obtaining a replacement general partner and that the Venture will be able to continue operations as a going concern on that basis. However, the ultimate resolution of these financial difficulties and uncertainties cannot be determined at this time.

Results of Operations

   Total rental and other revenues of $21,174,157 for the nine months ended September 30, 1995, decreased $1,508,645 or 6.7% from the corresponding period of 1994. Total rental and other revenues for the three months ended September 30, 1995, decreased $759,169 or 10.2% compared to the corresponding period of 1994. The decline for the three and nine months ended September 30, 1995, was directly related to the foreclosures of 4 properties during the second quarter of 1995 (See Note 5 in Notes to Combined Financial Statements).

   Operating expenses, property management fees, depreciation, and property taxes decreased for the three and nine months ended September 30, 1995, compared to the corresponding periods of 1994 due to the 4 foreclosures during the second quarter of 1995. General and administrative expenses decreased $71,072 or 25.4% and $231,976 or 22% for the three and nine months ended September 30, 1995, respectively, compared to the corresponding periods of 1994. The decreases resulted primarily from reductions in collection fees related to subscription note collections, legal fees, and other miscellaneous expenses. Maintenance expense for the three months ended September 30, 1995, decreased $246,418 or 17.8% from the corresponding period of 1994 due to the four foreclosures noted above partially offset by exterior painting at Forest Ridge and patio repairs at
Buena Vista apartments.   Interest expense decreased $3,361,672 or 41.6% for the
three months ended September 30, 1995, compared to the corresponding period of 1994 also due to the foreclosures which eliminated the accruing of interest during most of the third quarter of 1995 on the mortgages relating to the nonretained properties.

   The ordinary losses recognized for the write downs of the carrying values of investment properties to their estimated fair market values were made pursuant to EITF Abstract Issue No. 91-2, "Debtor's Accounting for Forfeiture of Real Estate Subject to a Nonrecourse Mortgage" which prescribes that a "two-step" approach method be used to present fairly the economic transaction upon foreclosure events. The write-down of investment properties to fair market value for the nine months ended September 30, 1995, was related to the foreclosure of four properties during the second quarter of 1995. The provision to reduce investments in properties to fair market value for the nine months ended September 30, 1994, was related to the foreclosure of two properties during the first quarter and two properties during the third quarter of 1994.

   The extraordinary gain on extinguishment of debt for the nine months ended September 30, 1995 and 1994, resulted from gains on the foreclosure of four properties in each year.

   The loss on disposal of assets for the nine months ended September 30, 1995 and 1994, resulted from roof replacements at eight properties and two properties, respectively.

   Average occupancy rates for the nine months ended September 30, 1995 and 1994 for the retained properties are as follows:


                                                       Average
                                                      Occupancy

                                                  1995         1994
 Buena Vista Apartments
    Pasadena, CA                                   94%          97%
 Casa de Monterey
    Norwalk, CA                                    92%          94%
 Crosswood Park
    Citrus Heights, CA                             95%          92%
 Mt. View Apartments
    San Dimas, CA                                  90%          92%
 Pathfinder
    Fremont, CA                                    93%          95%
 Scotchollow
    San Mateo, CA                                  99%          96%
 The Bluffs
    Milwaukie, OR                                  96%          97%
 Bellevue Towers
    Memphis, TN                                    96%          96%
 Vista Village Apartments
    El Paso, TX                                    82%          86%
 Chapelle Le Grande
    Merrillville, IN                               95%          95%
 North Park Apartments
    Evansville, In                                 97%          97%
 Shadowood Apartments
    Monroe, LA                                     92%          94%
 The Towers of Westchester Park
    College Park, MD                               97%          95%
 Terrace Gardens
    Omaha, NE                                      95%          96%
 Carlisle Square
    Albuquerque, NM                                97%          98%
 Watergate Apartments
    Little Rock, AR                                95%          97%
 Forest Ridge Apartments
    Flagstaff, AZ                                  93%          93%


   The Managing General Partner attributes the occupancy fluctuations at the properties to the following: decrease in occupancy at Casa de Monterey to increases in rental rates and evictions for slow or non-payment violations; decline in occupancy at Buena Vista to job lay-offs, transfers, and home purchases; decrease in occupancy at Vista Village to military transfers, slower traffic and volatile market conditions; increase in occupancy at Scotchollow to unit upgrades and property improvements in addition to improving economic conditions; and the increase in occupancy at Crosswood Park to increases in advertising and special rental concessions.


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

A.  VMS National Properties and Subpartnerships Foreclosure Litigation

i) There are no new developments or changes from Item 3.A. of the Partnership's report on Form 10-Q for the quarter ended June 30, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   a)    Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b)    Reports on Form 8-K:

         None filed during the quarter ended September 30, 1995.


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