Form 10-K
period 1995-12-31
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 1996-03-29
CIK 789089

FORM 10-K-ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             (As last amended in Rel. No. 34-31905, eff. 10/26/93.)
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period.........to.........

                         Commission file number 0-14194


                      VMS NATIONAL PROPERTIES JOINT VENTURE
             (exact name of registrant as specified in its charter)

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

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting partnership interests held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995. Market value information for the Registrant's partnership interests is not available.
                                     PART I

Item 1.  Business

General

The Registrant, VMS National Properties Joint Venture (the "Venture"), of which the general partners are VMS National Residential Portfolio I ("Partnership I") and VMS National Residential Portfolio II ("Partnership II"), was formed in September, 1984. Collectively, Partnership I and Partnership II are referred to as the "Partnerships". The Partnerships are limited partnerships formed in September 1984, under the Uniform Limited Partnership Act of the State of Illinois. The Managing General Partner of each of the Partnerships is VMS Realty Investment, Ltd. (formerly VMS Realty Partners), an Illinois limited partnership. (Effective as of January 1, 1987, Chicago Wheaton Partners assigned its ownership interests in the Partnerships to VMS Realty Investment, Ltd.) Prudential-Bache Properties, Inc. is also a minority general partner of Partnership I.

The Venture originally acquired 51 residential apartment complexes located throughout the United States. At December 31, 1995, 32 of the Venture's properties had been foreclosed. The Venture continues to own and operate the remaining 19 residential apartment complexes it originally acquired. However, as provided by the Plan, the Venture filed notices of abandonment on 34 of the properties of which two remain and plans to continue to own and operate the remaining 17 retained properties. Three of the remaining 19 properties are encumbered by financing insured or held by the Department of Housing and Urban Development ("HUD"). HUD does not provide rent or interest subsidies in connection with such complexes nor does it restrict rental rates in such complexes from being at market rates. These properties are owned by 3 separate subpartnerships ("Subpartnerships"), of which the Venture owns a 99% equity interest. The remaining 1% interest is owned by VMS Realty Investment, Ltd.

From the period October 26, 1984, through June 16, 1985, the Partnerships sold 912 Limited Partnership Interests at a price of $150,000 per Limited Partnership Interest for a total of $136,800,000. The Interests of each Partnership were offered in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "ACT"), and Regulation D thereunder.

The Venture is engaged solely in the business of real estate investment. A presentation of information about industry segments is not applicable and would not be material to an understanding of the Venture's business taken as a whole.

As a result of financial difficulties, VMS National Properties Joint Venture filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in the Central District of California on February 22, 1991 (see Note 4 of the Notes to Combined Financial Statements). This voluntary filing encompassed the Venture's non-HUD properties only. In March 1993 the substance of the Venture's Plan of Reorganization was approved by the Bankruptcy Court and a Confirmation Order was entered (see "Note 5" of the Notes to Combined Financial Statements) and the Plan became effective on September 30, 1993.

The participation interest in the Venture of Partnership I and Partnership II is approximately 71% and 29%, respectively.

The Venture has no employees. The officers and employees of VMS Realty Partners and their affiliates performed all administrative and operational services, including all asset management functions, but excluding all property management functions, for the Venture's properties through September 30, 1993. Effective October 1, 1993, the Managing General Partner engaged Insignia Financial Group, Inc. ("Insignia") to provide asset management services to the Venture's retained complexes. Several nonaffiliated management companies had been retained by the Venture to manage, operate and maintain the Venture's HUD and non-HUD properties; however, they were replaced as the property manager by Insignia on all of the Venture's retained properties January 1, 1994.

The terms of transactions between the Venture and affiliates of the General Partners of the Venture are set forth in "Item 13 Certain Relationships and Related Transactions."

Recent Developments - VMS Realty Partners and Affiliates

      Past Liquidity Difficulties

As previously reported, VMS Realty Partners, an affiliate of VMS Realty Investment, Ltd. ("VMSRIL"), and certain of its affiliates had experienced severe liquidity problems. Because of VMS Realty Partners' inability to resolve the liquidity problems affecting it and its affiliates, VMS Realty Partners had generally suspended making payments relating to operating assets of it and its affiliates, other than payments generally necessary to maintain the operation of such assets and changed the business of VMS Realty Partners and its affiliates, eliminating the acquisition and development of real estate assets. However, VMSRIL and each of its affiliates that serve as general partners of the Syndicated Partnerships, as defined below, continued and are continuing to perform their responsibilities as general partners. On November 18, 1993, VMS Realty Partners assigned (without change in terms, including compensation) its asset management responsibilities for the Syndicated Partnerships, other than VMS National Properties Joint Venture, to Strategic Realty Advisers ("SRA"), a real estate company with primary emphasis on asset management and property management. SRA is wholly owned by Joel A. Stone, who is the sole shareholder of one of the corporate partners of VMSRIL. In the case of a number of the Syndicated Partnerships, including the Venture, SRA subsequently assigned such responsibilities to affiliates of Insignia Financial Group, Inc. ("Insignia"), a fully integrated real estate service organization. See "Insignia and MAE." SRA has retained, and is performing, such asset management responsibilities for Syndicated Partnerships owning hotels. VMS Realty Partners had previously assigned its asset management responsibilities for VMS National Properties Joint Venture directly to affiliates of Insignia. See "Insignia Transactions - Management." The "Syndicated Partnerships" are those partnerships, including the Venture, of which VMSRIL, one of the VMS Principal Entities (as defined below), or an affiliate thereof, is the managing general partner (or a general partner of a general partner) and as to which limited partnership interests were sold to investors through syndications.

      VMSRIL Agreement and CRA

In response to the above-described liquidity problems, on March 25, 1992, VMSRIL, the managing general partner of the Partnerships, and an affiliate of (i.e., under common control with) the VMS Principal Entities, as defined below, entered into an agreement (the "VMSRIL Agreement") with its single major creditor, European American Bank, and one of its affiliates, EURAM (collectively "EAB"), which held a lien on all of VMSRIL's assets.

The VMSRIL Agreement provided that for a 12-month period VMSRIL was prohibited from engaging in business activities or operations unrelated to the orderly liquidation of its existing assets, which liquidation was to be conducted consistent with its duties as the managing general partner of the Syndicated Partnerships. Notwithstanding the foregoing, the VMSRIL Agreement provided that VMSRIL was not prohibited from engaging in any activities with respect to the Syndicated Partnerships, including, but not limited to, the continuation of the Syndicated Partnerships' business operations.

Under the VMSRIL Agreement, in order to facilitate VMSRIL's operation of its assets in a manner intended to preserve and, if possible, enhance the value of such assets prior to their disposition, EAB granted VMSRIL a moratorium on enforcement of all indebtedness owed to EAB by VMSRIL. EAB agreed that, during the one year term of the VMSRIL Agreement (assuming no default by VMSRIL in the performance of its obligations under the VMSRIL Agreement), EAB would not take any action which would materially adversely affect the interests of VMSRIL, including, without limitation, demanding payment of indebtedness and filing a petition to institute an involuntary bankruptcy proceeding against VMSRIL.

Also in response to the above-described liquidity problems, on March 31, 1992, certain affiliates of VMSRIL, specifically VMS Realty Partners, Chicago Wheaton Partners, VMS Realty Investors, VMS Financial Services, VMS Financial Guarantee Limited Partnership and VMS Realty Guarantee Limited Partnership (the "VMS Principal Entities") entered into the VMS Creditor Repayment Agreement
(the "CRA") with a number of parties including substantially all of the unsecured and undersecured creditors (other than trade creditors) of the VMS Principal Entities and certain of the unsecured or undersecured creditors (other than trade creditors) of their affiliates (collectively, the "Creditors"). Although VMSRIL is a party to the CRA, it is generally not considered a VMS Principal Entity thereunder.

The CRA was intended to achieve a purpose comparable to that described above for the VMSRIL Agreement. In consideration of the benefits received by the Creditors under the CRA, the Creditors granted the VMS Principal Entities a moratorium similar to that contained in the VMSRIL Agreement.

During the respective terms of, and under certain circumstances specified in, the VMSRIL Agreement and the CRA, VMS Realty Partners and certain of its affiliates, including VMSRIL, were required to pay certain sums derived from their operations and asset dispositions to be applied to their restructured debts; these sums were paid by VMS Realty Partners and its affiliates, including VMSRIL, as and when required under the terms of those agreements.

Effective November 17, 1993, the VMS Principal Entities entered into the Fifth Amendment to the CRA, dated as of October 25, 1993, pursuant to which each VMS Principal Entity (and not VMSRIL) has transferred certain of its assets in lieu of foreclosure (other than general partnership interests in Syndicated Partnerships and assets that the Creditors chose not to acquire, based on their view of the value of such assets and concerns about possible liability associated with them) to separate trusts beneficially owned by the Creditors of each of the respective transferring VMS Principal Entities, subject to the liens of the applicable Creditors, in consideration of, among other things, the granting of covenants not to sue by the respective Creditors (and their successors and assigns) with respect to each of the VMS Principal Entities' liability for the indebtedness owed such Creditors. Such transactions have amicably concluded the debtor/creditor relationship between the VMS Principal Entities and the Creditors.

Pursuant to the CRA and the Fifth Amendment thereto, and as an inducement to the VMS Principal Entities to engage in the deed in lieu transactions described above, substantial cash consideration was paid by the Creditors to SRA as advanced payment for future services to be performed by SRA for the benefit of the VMS Principal Entities.

During the summer of 1993, EAB introduced VMSRIL to Insignia, which was engaged in discussions with EAB concerning the possible acquisition by an Insignia affiliate of VMSRIL's debt to EAB and the assets securing that debt, and the granting by that Insignia affiliate of a covenant not to sue VMSRIL. This transaction has now occurred, effectively resolving VMSRIL's financial difficulties with its single major creditor. See "Purchase of EAB and Creditor Assets and Granting of Covenants Not to Sue."

Subsequently, Insignia entered into negotiations with VMSRIL that have resulted in the execution of the Insignia Letter of Intent and, thereafter, following consummation of certain transactions contemplated by the Insignia Letter of Intent, an agreement dated July 14, 1994 ("Insignia Agreement"), which terminated the Insignia Letter of Intent, and restructured certain of the then unconsummated transactions that had been contemplated by the Insignia Letter of Intent and provided for certain other agreements of the parties. See "Insignia Transactions."


      Insignia Transactions

           Management

Effective November 16, 1993, the Insignia Letter of Intent was executed by VMSRIL and various of its affiliates, SRA, Insignia and a limited partnership ("ISLP").1 The Insignia Letter of Intent contemplated that VMSRIL and affiliates of VMSRIL serving as general partners of Syndicated Partnerships that do not own hotels ("Non-Hotel Syndicated Partnership") would withdraw as general partners and be replaced by MAERIL, Inc. ("MAERIL"), a single purpose affiliate of Metropolitan Asset Enhancement, L.P. ("MAE"). See "Settlement Agreement Proxies." MAE is a limited partnership in which Insignia owns a 19.13% limited partnership interest and the general partner of which is a corporation owned by Andrew L. Farkas, the Chairman and Chief Executive Officer of Insignia.

Pursuant to the Insignia Agreement, MAERIL will become the substitute general partner of only the Selected Syndicated Partnerships,2 rather than all of the Non-Hotel Syndicated Partnerships as originally contemplated in the Insignia Letter of Intent. MAERIL has already become the substitute general partner of many of the Selected Syndicated Partnerships.

The Plan of Reorganization of the Venture requires that the consent of ContiTrade Service Corporation ("ContiTrade"), a creditor of the Venture, be obtained as a condition to the substitution of a new general partner, such consent not to be unreasonably withheld by ContiTrade. The parties are currently negotiating the terms of this consent, including a request by ContiTrade that Insignia and MAERIL acknowledge that ContiTrade has the right to consent to any future changes in control of the Venture, the Partnerships, MAERIL and Insignia. Pursuant to the terms of the Venture's secured loan obligations with respect to each of the Venture's properties, the substitution of MAERIL as general partner of the Venture also requires certain lender consents (including the FDIC and HUD), which have been requested but not received. The substitution of MAERIL, Inc. as the General Partner is expected and has been approved by the Bankruptcy Court and certain other creditors, but there is no assurance that the transaction will be consummated.

Each property owned by the Venture as well as the other Selected Syndicated Partnerships, is subject to one or more secured project loans. The terms of each loan require lender consent for a change in (i) the general partner of the owner Non-Hotel Syndicated Partnership, (ii) such general partner's general partner or (iii) the general partner of any subpartnership which directly owns that particular property. Although VMSRIL has attempted to obtain such consents with respect to all such loans, it has been unsuccessful in obtaining any consents, and, in many cases, VMSRIL has not received any response to its request; however, none of the lenders have expressly rejected the proposed substitution.

Although the Venture could contend that such consent was unreasonably withheld,

   1 An affiliate of MAE, as defined below, is the sole general partner in ISLP, and an Insignia affiliate holds the limited partnership interests.

   2 "Selected Syndicated Partnerships" means, collectively, the VMS National Realty Partners I, VMS National Realty Partners II, Boca Glades Associates, Ltd., Boca West Shopping Center Associates, Ltd., Four Quarters Habitat Apartments Associates, Ltd., Hearthwood Associates, Investors First-Staged Equity, L.P., Kendall Townhome Investors, Ltd., Lynnhaven Associates, Merrifields Apartments, Mount Regis Associates II, Pasadena Office Park Associates, Prudential-Bache VMS Realty Associates L.P. I, Scarlett Oaks Apartment Associates, Ltd., VMS Investors First-Staged Equity L.P. II, Woodlawn Associates and Yorktown Towers Associates.

or that a lender's failure to respond should constitute an implied consent (or waiver of its right to consent), it is possible that one or more lenders might seek to declare a default and attempt to foreclose on their respective collateral if the transfer of general partnership interests to MAERIL were to proceed without such lender's express consent. The substitution of MAERIL as general partner of the Selected Syndicated Partnerships will transpire upon the occurrence of certain events (including receiving certain of the above consents) as specified in the Insignia Agreement.

Pursuant to the Insignia Letter of Intent, most of the Non-Hotel Syndicated Partnerships retained (to the extent permitted under applicable mortgages and other governing documents) Insignia affiliates to provide all management and asset management services to such Non-Hotel Syndicated Partnership for the maximum term permitted under the partnership agreement or other governing documents of such Non-Hotel Syndicated Partnerships. However, pursuant to the Insignia Agreement, Insignia terminated it and its affiliates' rights and obligations to provide management services to the following Syndicated
Partnerships: Fort Lauderdale Office Park Associates, Garden City Plaza Associates, Ltd., Jacksonville/Windsong Apartments Associates, Natick Village Apartment Associates, Oak Brook International Office Center Associates, Ramblewood Associates, 1600 Arch Investors Ltd., 1600 Arch Limited Partnership, Valley View Associates, Valley View Associates II, Village Green - Townhome Associates, Woodmere Associates, Ltd. In addition, an Insignia affiliate will not provide management services with respect to Kendall Mall which was formerly owned by VMS Investors First-Staged Equity L.P. II but was foreclosed upon after execution of the Insignia Letter of Intent.

The Insignia Letter of Intent had contemplated that the Insignia affiliate providing management services to the Syndicated Partnerships would retain SRA to assist it in the provision of such management services; however, pursuant to the Insignia Agreement, SRA has been retained to assist in the provision of management services only to the Venture and will not be retained to provide such services with respect to any of the other Syndicated Partnerships. In particular, Insignia, SRA, and the Venture have reached an agreement under which a subsidiary of Insignia is to become the asset manager of 17 apartment complexes owned by the Venture throughout the country, for a total fee to Insignia of $500,000 per year plus reimbursement of expenses of $200,000 per year. As a matter of comparison, the Bankruptcy Court allowed claims of a VMSRIL affiliate for $400,000 for asset management services for January 1993 through September 1993 (i.e., the date of the Venture's emergence from bankruptcy and on which Insignia assumed responsibility as the Venture's asset manager). The Venture has also entered into an agreement pursuant to which it has retained another subsidiary of Insignia to perform property management services (the "Property Management Services Agreement"). As consideration for its performance of property management services pursuant to the Property Management Services Agreement, the Insignia affiliate will receive a fee of 4% of collected revenues on each property. As a matter of comparison, the Venture's property management services prior to the effectiveness of the Property Management Services Agreement were performed by three different entities, none of which are affiliated with VMSRIL or Insignia. Harbour Realty Advisors, Inc. ("Harbour") provided property management services with respect to the Venture's non-HUD retained properties. For such services, Harbour received a fee of 4.0% of the rents actually collected per month on such properties. Republic Management Services, Inc. ("Republic") or FPI Management, Inc. ("FPI") managed all of the Venture's other properties. Republic received a management fee of 4% of effective gross income with respect to the properties it managed. The management agreements with FPI provided for management fee payments of 3.5% to 4.0% of effective gross income with respect to the properties it managed.

As required, the Venture obtained the consent of the FDIC, ContiTrade and HUD to its entry into the Property Management Services Agreement. ContiTrade's consent (the "CT Consent"), however, was conditioned upon an agreement by Insignia that no payment, compensation or thing of value will be conveyed by Insignia to any VMSRP Related Entity, including SRA, in connection with the payment of the property management fee by the Venture. Pursuant to the CT Consent, although Insignia is not permitted to pay SRA a percentage of the property management fees it earns with respect to the venture's property as contemplated by the Insignia Letter of Intent, Insignia was permitted to perform its other obligations under the Insignia Letter of Intent; furthermore, Insignia is authorized to pay SRA compensation for property management services actually performed by SRA in a reasonable amount for such services based upon what an unrelated third-party in the market place would receive for rendering similar services. See "Insignia Transactions -- Compensation to VMSRIL Affiliate".

Purchase of EAB and Creditor Assets and Granting of Covenants not to Sue

Pursuant to the Insignia Letter of Intent, ISLP purchased for an aggregate price paid to EAB of $1,500,000 all of the debt of VMSRIL (the "EAB Debt") and of VMSRP to VMSRIL's single major creditor, EAB. Subsequently, VMSRIL conveyed to ISLP in a transfer in lieu of foreclosure, all of the assets (the "EAB Assets") securing the EAB Debt. The EAB Assets constituted all of the assets owned by VMSRIL other than its rights to act as general partner of the Syndicated Partnerships in which it is a general partner. In connection with this conveyance, ISLP has covenanted (i) not to sue VMSRIL with respect to the EAB Debt, (ii) to look exclusively to the EAB Assets for payment of the EAB Debt and
(iii) to repay (but only out of the proceeds realized from the EAB Assets acquired by ISLP) loans made to VMSRIL, of which approximately $845,000 was outstanding as of November 16, 1993 (including principal and unpaid interest). These loans which were originally made to VMSRIL in 1992 by certain of its principals to provide VMSRIL sufficient funds to permit it to meet its obligations under the VMSRIL Agreement, were repaid in full by ISLP as of December 31, 1993.

Upon exercise of an option granted SRA pursuant to the Insignia Letter of Intent, SRA acquired from Insignia, without payment of separate consideration, all of the EAB assets relating to the Syndicated Partnerships that own hotels. Furthermore, the Insignia Agreement contemplates, as did the Insignia Letter of Intent, that ISLP may seek to purchase certain assets (the "Creditor Assets") conveyed to creditors of VMSRP pursuant to the Fifth Amendment to the CRA. Following any such purchase, ISLP will (i) covenant not to sue VMSRP with respect to debts associated with the Creditor Assets, and (ii) agree to look exclusively to the beneficial interest of the applicable creditors in the Creditor Assets for payment of such debts.

            Indemnities Granted by Insignia

Pursuant to the Insignia Letter of Intent, Insignia granted an indemnity to each of the individual partners of each of the VMS Principal Entities and each of their partners (the "Indemnified Partners") with respect to the Non-Hotel Syndicated Partnerships, including the Venture. Insignia agreed to indemnify the Indemnified Partners for up to $500,000 of claims of creditors in connection with (i) consummation of the transactions contemplated by the Insignia Letter of Intent, (ii) the Indemnified Partners' roles as general partners of, and service providers to, the Non-Hotel Syndicated Partnerships, and (iii) the EAB and Creditor Assets. This indemnification obligation will be funded solely through a cash reserve (the "Reserve") established by Insignia. The Reserve has been funded with $333,333 and, pursuant to the Insignia Agreement, is to be funded with an additional $166,667 upon the offering by VMSRIL or its affiliates to cause the substitution of MAERIL for VMSRIL or such affiliate with respect to 60% of the Selected Syndicated Partnerships. In the event that the entire Reserve is not applied to the payment of Insignia indemnity obligations, all of the remaining funds in the Reserve will be paid over to SRA.

Pursuant to the Insignia Agreement, Insignia also will indemnify the Indemnified Partners against all claims in connection with certain prospective actions which
may be taken by Insignia, MAE, and/or MAERIL.   The Reserve may not be used to
pay Insignia's obligations with respect to this indemnity.

            Compensation to VMSRIL Affiliate

The Insignia Letter of Intent also provided for certain business relationships between Insignia (and its affiliates) and SRA. Pursuant to the Insignia Letter of Intent, SRA was to perform certain services (the "Services") for Insignia and its affiliates including:

        (i) assisting Insignia and its affiliates in minimizing their indemnity obligation under the Letter of Intent;

       (ii) maximizing the return on ISLP's investment in the EAB and Creditor Assets; and

      (iii) assisting (a) Insignia or its affiliates in connection with the management and asset management of properties owned by the Non-Hotel Syndicated Partnerships and (b) MAERIL or its affiliates in fulfillment of their obligations as substitute general partners.

As discussed below under the Insignia Agreement, SRA's right to provide the services and receive compensation therefore was bought-out by Insignia and SRA will not provide the services other than provision of asset management services to The Venture.

For its provision of the Services, SRA was to receive a variety of forms of compensation, including a right to acquire a 48.5% limited partnership interest in ISLP for nominal consideration. SRA exercised this right on May 24, 1994, but, pursuant to the Insignia Agreement, subsequently revoked such exercise, and relinquished such right. Prior to its exercise of this right, SRA also received 48.5% of all amounts realized from the EAB Assets and the other assets purchased by ISLP pursuant to the Insignia Letter of Intent, net of certain specified deductions; such right to receive such payments was not revived, however, following SRA's revocation of the exercise of its acquisition right. The payments to SRA prior to its exercise of its acquisition right totalled $17,135. As further consideration, to the extent Insignia became the property manager or asset manager for Non-Hotel Syndicated Partnerships and retained SRA to assist it, Insignia was to pay SRA the SRA Management Fee consisting of (a) 28% of the management and asset management fees paid to Insignia affiliates by the Non-Hotel Syndicated Partnerships and (b) 28% of all net income received by MAERIL (including all fees and distributions) as a result of its acting as general partner of the Non-Hotel Syndicated Partnerships. With certain exceptions, the obligations of Insignia pursuant to the Insignia Letter of Intent were to be secured.

Although Insignia and MAE desired to have MAERIL substituted as the general partner of the Selected Syndicated Partnerships, Insignia, MAE and ISLP determined that they did not require SRA's management and related services on a long-term basis. Accordingly, the Insignia Agreement effects, among other things, a buyout by Insignia of SRA's rights to provide the Services and to receive the compensation therefore discussed above. Pursuant to the Insignia Agreement, SRA's right to provide the Services was terminated, except that SRA is required to assist Insignia in performing asset management services for the Venture but none of the other Syndicated Partnerships. Furthermore, Insignia and SRA acknowledged that they no longer contemplate seeking to maintain any future or ongoing mutual business relationships (although such relationships had been contemplated by the Insignia Letter of Intent). Additionally, SRA will be owed no further fees or obligations pursuant to the Insignia Letter of Intent or on account of services it has provided or will provide, but in lieu thereof will receive the following:

            (a)   $500,000 on closing;
            (b) $100,000 on both of the first and second anniversaries of closing;
            (c) $226,250 each calendar quarter for 6 years commencing in the calendar quarter beginning in July of 1994;
            (d) 28% of all fees and other payments received by (i) Insignia or its affiliates for the provision of management services to Boca West Center Associates, ltd. and (ii) MAERIL in its capacity of substitute general partner of such Syndicated Partnership or otherwise related to such Syndicated Partnership;
            (e) the first $1.2 million of all net proceeds ("Net Proceeds") in excess of the Calculation Amount3 derived by Insignia or ISLP from the sale of Creditor Assets and EAB Assets; and
            (f) 50% of Net Proceeds in excess of the sum of (i) the Calculation Amount plus (ii) $1.2 million.

The payments pursuant to Clauses (a), (b), (e) and (f) of this paragraph are referred to herein as the "Aggregate Payments." All of the obligations specified in clauses (a) through (f) will be secured by a security interest in Insignia's 48.5% limited partnership interest in ISLP and Insignia's economic rights (but not obligations) pursuant to each of the property and asset management agreements between Insignia or its affiliates and the Non-Hotel Syndicated Partnerships. In order to further secure payment of such obligations, Insignia and MAERIL agreed that at such time and from time to time as MAERIL becomes substitute general partner of a Selected Syndicated Partnership, at the election of SRA either (i) Insignia and/or its affiliates owning 100% of the stock of MAERIL shall pledge such stock to SRA or (ii) MAERIL shall pledge to SRA 100% of its economic rights and entitlements of every kind and nature (but not obligations) as general partner of each of the Selected Syndicated Partnerships, including, but not limited to, rights to general partner distributions and fees.

In addition, pursuant to the Insignia Agreement, Insignia and its affiliates granted SRA a right of first refusal with respect to any proposed future sale by Insignia of EAB Assets and Creditor Assets to which Insignia or ISLP takes title by foreclosure, deed-in-lieu of foreclosure or otherwise.

The consideration to be received by SRA pursuant to the Insignia Agreement, however, is limited by the terms of the Plan of Reorganization of the Venture and the CT Consent. The Plan, as modified by subsequent orders4, provides that subject to the exceptions set forth in the next two sentences, none of Insignia, its affiliates, any VMSRP Related Party, any person who is a partner in or in control of Insignia, nor any affiliate of any of the foregoing, may receive, directly or indirectly, any payments or other compensation relating to the Venture or its business except with respect to asset management functions or payments on account of the Stout Claim pursuant to the Plan and VMSRP's prefiling and administrative claims against the Venture. The Plan further provides that no VMSRP Related Party is to receive compensation for services related to the Venture without the prior written consent of ContiTrade.
However, the Plan does permit Insignia or any wholly-owned subsidiary of

 3 The Calculation Amount is equal to (x) $3.4 million plus (y) the aggregate cost of each of the Creditor Assets acquired by ISLP (including interest at a rate of 4% over Citibank's base rate from the date of acquisition of each of the respective Creditor Assets) plus (z) the sum of any amounts previously received by Insignia in repayment of its loan to ISLP to acquire the EAB Assets and the Creditor Assets, or by ISLP as proceeds of the sale, refinancing or disposition of any EAB Assets or Creditor Assets, which Insignia or ISLP has been required to disgorge by reason of a valid claim thereto asserted by an unaffiliated third party.

 4 The Plan was modified by the Order Re Documents to Be Delivered under Second Amended and Restated Plan of Reorganization and Approving Modification of Plan (the "Modification Order"), which was entered by the Bankruptcy Court on October 6, 1993. The Modification Order incorporates by reference the Revised Restructured Amended and Restated Asset Management Agreement with Insignia Financial Group, Inc. (the "Insignia Asset Management Agreement"), by and between the Venture and Insignia.

Insignia to receive property management fees for management of the Venture's properties by Insignia or its subsidiary if Insignia or such subsidiary is approved pursuant to the Plan as a property manager and actually becomes a property manager of one or more of the Venture's properties. In addition, the Plan expressly authorizes Insignia to pay to VMSRP not more than 28% of Insignia's asset management fee and 28% of any fees Insignia receives for the provision of property management services to the Venture. In light of the foregoing restrictions and to permit SRA to provide property management services to Insignia with respect to the Venture's properties, SRA obtained ContiTrade's consent, pursuant to the CT Consent, to receive market rate compensation for property management services actually performed by SRA, and/or such other compensation to which ContiTrade in the future may consent.

      Settlement Agreement Proxies

Under the terms of the Settlement Agreement (defined below), the holders of approximately 98% of the limited partnership interests in the Partnerships have given proxies to consent to an amendment of the partnership agreement of the Partnership permitting withdrawal of a general partner of the partnership and substitution of a replacement general partner if the withdrawing general partner reasonably determines that (x) the proposed withdrawal will not result in the reclassification of such Partnership as an association taxable as a corporation for Federal income tax purposes; and (y) any proposed substitute general partner has experience in real estate management and is reasonably capitalized to carry out its duties and obligations as general partner. Similar proxies have been used to facilitate the substitution of MAERIL as general partner in each of the Selected Syndicated Partnerships of which MAERIL has become the substitute general partner.

      Disposition of Properties

Certain of the Syndicated Partnerships have entered into a contract to sell certain real estate assets. In addition, there are preliminary discussions and negotiations with third parties regarding the sale of assets owned by certain Syndicated Partnerships. There can be no assurance as to whether any such negotiations, letters of intent or contracts will result in the contemplated sales transactions. In addition, there can be no assurance as to the amount of net proceeds which may result from any one or all of such contemplated transactions. Since the CRA was entered into, Syndicated Partnerships have consummated a number of property dispositions involving sales, foreclosures, or deeds in lieu of foreclosure.

In the case of those Syndicated Partnerships, including the Partnerships, covered by the Settlement Agreement, the disposition of properties owned by said partnerships is subject to the review of the Oversight Committee (as such term is defined in the Settlement Agreement). To date, of approximately 13 proposed property dispositions submitted to the Oversight Committee for approval, only two have been challenged by a member of the Oversight Committee. A proposed sale of the property owned by Lynnhaven Associates was challenged by Equity Resources Group, a former member of the Oversight Committee as to only those Settling Limited Partnerships in which it is a limited partner, including Lynnhaven Associates. Judge Zagel of the United States District Court for the Northern District of Illinois approved the sale of the Lynnhaven property over the objection of Equity Resources Group, in accordance with the terms of the Settlement Agreement. Equity Resources Group then appealed Judge Zagel's decision, which was subsequently affirmed by the United States Court of Appeals for the Seventh Circuit. The Oversight Committee also objected to a proposed transaction in which the mortgage loan on two office buildings owned by Eaton Canyon Partners was to be restructured. As a result of the objection, the restructuring was abandoned and the properties were foreclosed.

      Inspector General Audit

The Office of the Inspector General (OIG) for the Department of Housing and Urban Development (HUD) has completed an audit of the books and records of VMS Realty Management, Inc. relative to seven HUD projects which VMS Realty Management, Inc. managed from 1987 to 1991, the years which were the subject of the OIG audit. The OIG concluded that VMS Realty Management, Inc. did not comply with the terms and conditions for the HUD Regulatory Agreements and applicable HUD regulations and instructions relating to the financial and general management practices for six of the seven HUD projects reviewed. Specifically, the OIG audit concluded that VMS Realty Management, Inc. inappropriately disbursed $6,366,180 from the projects' funds for partnership expenses from 1987 to 1991 when the projects were in a non-surplus cash position or lacked adequate surplus cash for the payments as the term "surplus cash" is defined pursuant to the HUD Regulatory Agreements. $735,345 of the $6,366,180 which the OIG has concluded to have been inappropriately disbursed in payment of partnership obligations relates to projects in which the Venture is a partner. These inappropriate disbursements included payments for second mortgages, asset management fees, notes payable and other partnership expenses.

The OIG's Audit Report to HUD recommends that (1) the projects' owners reimburse $6,366,180 to the projects' accounts for the excess distributions and if the owners fail to comply, then HUD should initiate action for double damages remedy, (2) take action to debar VMS Realty Management, Inc. and the individuals which comprise it, and (3) require the appropriate HUD Regional/Field Offices to conduct reviews of the 13 remaining HUD projects which VMS Realty Management, Inc. previously managed which were not the subject of the OIG audit.

Two of the six HUD projects which were the subject of the OIG audit have been settled with HUD. These two projects account for $1,854,657 of the entire $6,366,180 of inappropriate disbursements. Three of the remaining four HUD projects which were the subject of the OIG audit have surplus cash at December 31, 1995, in excess of the amounts which the OIG has concluded were inappropriately disbursed between 1987 and 1991, and HUD has tentatively agreed to accept a current financial statement verifying the surplus cash amounts in
full settlement for these four projects.   These three projects with sufficient
current surplus cash represent $4,378,779 of the entire $6,366,180 inappropriate disbursements but do not include the HUD project owned by this venture. At the present time, no settlement has been reached between HUD and the projects' owners for the one other HUD project which the OIG has found to have made inappropriate disbursements. The maximum amount of this inappropriate disbursement totals $132,744, which relates to a project in which the Venture is a partner.

      Insignia and MAE

Insignia is a publicly held fully integrated real estate service organization performing property management, asset management, investor services, partnership administration, mortgage banking, and real estate investment banking services for various ownership entities, including approximately 1,000 limited partnerships having approximately 400,000 limited partners. Based upon published industry surveys, Insignia is the largest manager of multifamily residential properties in the United States and is a significant manager of commercial property. Insignia commenced operations in December 1990 and since then has grown to provide property and/or asset management services for over 2,400 properties, which include approximately 300,000 residential units and approximately 64,000,000 square feet of commercial space, located in over 500 cities in 48 states.

A primary method of growth for Insignia has been by acquiring, directly or through related entities (principally MAE), controlling positions in general partners of real estate limited partnerships. Many of the sellers of such assets, and in some cases the partnerships which own the properties, were financially distressed, but the partnerships own properties that Insignia in most cases believes to be fundamentally sound. Following each acquisition, Insignia takes steps to enhance the value and stability of the acquired properties, including a thorough analysis of each property's operations, develops a detailed marketing strategy, and, when appropriate, develops a program for restructuring its indebtedness. Insignia or MAE has, where consistent with its fiduciary obligations to the property owner, caused the controlled entity to retain Insignia to provide property management and other services for the property, and will continue to do so in the future.

Insignia's services include property management, providing all of the day-to-day services necessary to operate a property, whether residential or commercial; asset management, including long-term financial planning, monitoring and implementing capital improvement plans, and development and execution of refinancings and dispositions; maintenance and construction services; marketing and advertising; investor reporting and accounting, including preparation of quarterly reports and annual K-1 tax reporting forms for limited partners as well as regular reporting under the Securities Exchange Act of 1934 where applicable; investment banking, including assistance in workouts and restructurings, mergers and acquisitions, and debt and equity securitizations; and mortgage banking and real estate brokerage.

In addition, Insignia is the exclusive mortgage marketing advisor for Prudential Insurance Company of America's PruExpress program in the Southeast and Mid-Atlantic areas of the United States, originating loans typically in the $2,000,000 to $15,000,000 range for investment-grade income-producing real estate.

Insignia's senior residential property management personnel have an average of over 15 years of experience in property management with a broad range of types of properties throughout the United States. Many of Insignia's most experienced managers joined Insignia in connection with certain of its acquisitions. Insignia believes that its management expertise and state-of-the-art computer and communications systems allow it to offer its customized services efficiently and at a cost to Insignia which permits it to be competitive with other real estate management service companies.

Insignia and its affiliates have acquired control of or management rights to 29 significant portfolios of properties since 1990.

Insignia was incorporated in Delaware in July 1990. Insignia's principal executive offices are located at One Insignia Financial Plaza, P.O. Box 1089, Greenville, South Carolina 29602, telephone number (864) 239-1000.

Originally, MAE was formed to be the principal vehicle for acquiring interests in real property that would be managed or serviced by Insignia. MAE, directly or through subsidiaries, holds general partnership interests in approximately 400 partnerships, all of which have retained Insignia as manager for all or certain aspects of their operations. MAE has no other material assets and has no material cash flow. MAE has various liabilities associated with prior acquisitions, certain of which have been guaranteed or are joint obligations with Insignia or one or more of its subsidiaries. MAE and Insignia have entered into an agreement governing the structuring of future acquisitions.

Insignia holds a 19.13% limited partnership interest in MAE. Andrew L. Farkas, the Chairman of the Board and Chief Executive Officer of Insignia, owns the general partner of MAE, which has a 1% partnership interest. In addition, a 3% limited partnership interest in MAE is owned by five officers and one employee of Insignia. Although the general partner may not assign its interest in MAE without the consent of holders of a majority in interest of the limited partners' interests, there are no restrictions on Mr. Farkas' ability to sell such general partner. Insignia may not transfer its limited partnership interest in MAE without the consent of the general partner of MAE. The general partner has complete authority over the management of MAE and its assets, provided that, except in connection with acquisitions, the general partner may not cause MAE to sell all or a substantial portion of its assets without the consent of holders of a majority in interest of the limited partners' interests. The limited partners, including Insignia, have no other rights with regard to the business or operations of MAE.

MAERIL is a Delaware corporation, formed in March 1994 for the purpose of serving as general partner of the Partnerships and certain of the other Syndicated Partnerships. MAE GP Corporation is the sole stockholder of MAERIL and MAE is the sole stockholder of MAE GP Corporation.

Other Information

On October 21, 1993, an affiliate of Prudential-Bache Properties ("PBP"), Prudential Securities Incorporated ("PSI"), settled, without admitting or denying the allegations contained therein, civil and administrative proceedings with the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., and various state regulators. These proceedings concerned, among other things, the sale by PSI of limited partnership interests, including interests of the Partnerships, during the period of 1980 through 1990. The settlement has no impact on the Partnerships themselves.

Recent Developments - the Venture

PETITION FOR RELIEF UNDER CHAPTER 11

On February 22, 1991, VMS National Properties Joint Venture filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in the Central District of California. The initial filing included only the residential apartment complexes directly owned by VMS National Properties Joint Venture (entities included in the filing hereinafter referred to collectively as the Debtor) and excluded the 10 Subpartnerships, consisting of 10 residential apartment complexes encumbered by financing insured or held by the Department of Housing and Urban Development, and the investing limited partnerships, VMS National Residential Portfolio I and VMS National Residential Portfolio II (see "Note 4" of the Notes to Combined Financial Statements).

The Venture's Plan of Reorganization was confirmed by the Court in March 1993 and the Plan became effective September 30, 1993.

The primary aspects of the Venture's Second Amended and Restated Plan of Reorganization, which became effective September 30, 1993 ("Effective Date"), included the following:

   a. The Venture retained 17 properties from the existing portfolio (the "retained properties"), and abandoned title of the remaining properties to the Federal Deposit Insurance Corporation (the "FDIC"). The retained properties consist of one HUD property and sixteen non-HUD properties.

   b. The Venture restructured the existing senior lien debt obligations on the retained properties (except for one of the retained properties which has a first mortgage lien insured by the Department of Housing and Urban Development and two of the retained properties which have senior liens formerly payable to the FDIC, as successor to Beverly Hills Mortgage Corporation, "BH") to provide for an interest rate of 8.75% per annum effective as of the first day of the month of the Effective Date with payments based on a 30 year amortization commencing on the first monthly payment due thereafter and a maturity date of January 15, 2000.

      The senior lien collateralized by HUD on one of the retained properties was not modified, and the senior liens formerly held by the FDIC were modified to accrue at 9% per annum effective as of the first day of the month of the Effective Date with monthly payments of interest only made at 7% per annum commencing with the first monthly payment due thereafter on the FDIC value, as defined in "c" below.

c. As it pertains to the existing BH junior mortgages on the retained properties, the FDIC reduced its claim on two of the properties to $300,000 per property evidenced by a non-interest bearing note scheduled to mature January 15, 2000, and has left in place liens for the full amount of its claims at the petition date for all other retained properties. Interest on the former FDIC loans for these retained properties accrue at 10% per annum on the FDIC value (total property value per the FDIC's June 1992 valuations less the property's senior lien indebtedness) commencing as of the first day of the month of the Effective Date and monthly payments of interest only at 7% per annum on the FDIC value will commence with the first monthly payment due thereafter. (The retained property governed by HUD Regulatory Agreements is to make payments of interest only following the approval by HUD of the Surplus Cash calculation.) On October 28, 1995, the FDIC sold all of the debt it held related to the retained properties to BlackRock Capital Finance, L.P. The debt amounts and terms were not modified.

   d. The Venture allocated $13,500,000 from the excess Limited Partner contributions ("Partnership Cash") to (1) satisfy unsecured prepetition creditor claims of approximately $6,000,000 including the nonaffiliated note payable to Security Pacific National Bank, trade creditors, and property taxes on the retained properties; (2) provide for allowed and unclassified administrative claims of approximately $1,700,000; and (3) reserve the balance of these funds of approximately $5,800,000 to make capital improvements at the retained properties. This capital improvement reserve was exhausted during 1995.

   e. The VMS/Stout Joint Venture was granted an allowed claim in the amount of $49,534,819 for the Assignment and Long-Term Loan Arrangement Notes payable to them by the Venture (see "Note 8" of the Notes to Combined Financial Statements). Payments totalling $3,475,000 in conjunction with this allowed claim were made to the nonaffiliated members of the VMS/Stout Joint Venture on October 7, 1993. The Venture also executed a $4,000,000 promissory note dated September 1, 1993, to ContiTrade Services Corporation (the ContiTrade Note) in connection with these allowed note claims. The ContiTrade Note represents a prioritization of payments to ContiTrade of the first $4,000,000 in repayments made under the existing Assignment and Long-Term Loan Arrangement Notes payable to the VMS/Stout Joint Venture, and does not represent an additional $4,000,000 claim payable to ContiTrade. In addition to prioritizing ContiTrade's receipt of the first $4,000,000 in repayments on the old notes, the ContiTrade Note provides for 5% noncompounding interest on the outstanding principal balance calculated daily on the basis of a 360 day year. The ContiTrade
      Note is secured by a Deed of Trust, Assignment of Rents and Security Agreement on each of the Venture's retained properties, and provides ContiTrade with other approval rights as to the ongoing operations of the Venture's retained properties. The ContiTrade Note matures January 15, 2000.

   f. The Venture entered into a Revised Restructured Amended and Restated Asset Management Agreement (the Revised Asset Management Agreement) with Insignia. Effective October 1, 1993, Insignia took over the asset management of the Venture's retained properties and partnership functions. The Revised Asset Management Agreement provides for an annual compensation of $500,000 to be paid to Insignia in equal monthly installments. In addition, Insignia will receive reimbursement for all out-of-pocket costs incurred in connection with their services up to $200,000 per calendar year. These service fees are to be paid from the available operating cash flow of the Venture's retained complexes after the payment of operating expenses and priority reserve fundings for insurance, real estate and personal property taxes, senior mortgage payments, minimum interest payment requirements on the former FDIC mortgages, and any debt service and principal payments currently due on any liens or encumbrances senior to the ContiTrade Deeds of Trust. If insufficient operating cash flow exists after the funding of these items, the balance of Insignia's service fees may be paid from available partnership cash sources. Additionally, the service fee payable to Insignia will be reduced proportionately for each of the Venture's retained complexes which are sold or otherwise disposed of from time to time. The Venture engaged Insignia to commence property management of all of the Venture's retained complexes effective January 1, 1994.

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

The Combined Statement of Operations for the years ended December 31, 1995, 1994, and 1993 includes the effects of the foreclosures of the following 5, 4, and 19 of the Venture's properties, respectively:

          1995                                 1994                   1993

     The Winery                            Broad Meadows          Beach Villas         Redlands Northview
     Venetian Bridges - Canal Court        Courts of Harford      The Bunkhouse        Silver Oaks-Oceanside
     Venetian Bridges - Grand Canal I      Edgewater I            Casa Madrid          Silver Oaks-Poway
     Venetian Bridges - Grand Canal II     Edgewater II           Gramercy             Tabour Square-Thomas Mall
     Pacific Hacienda                                             Gulfway Provincial   Vermejo Park
                                                                  Merrimac Woods       Villa Sierra
                                                                  Northbrook           Vista Via I & III
                                                                  Pepper North         Willow Lakes
                                                                  Pepper South-Silver  Woodglen
                                                                  Oaks-Goldcoast       Woodlake

As a result of these foreclosures, the following liabilities and assets were written off:
                                      1995           1994          1993

 Mortgage Principal Payable      $ 22,073,873   $ 23,319,976    $ 127,254,212
 Accrued Interest Payable          25,636,250     16,489,517       50,563,155
 Other                               (644,941)      (368,417)        (115,407)
 Investment in Properties         (23,453,223)   (22,857,797)    (129,722,640)
 Accumulated depreciation          10,985,570     10,834,945       53,641,232
 Extraordinary Gain              $ 34,597,529   $ 27,418,224    $ 101,620,552

Additionally, as a result of the implementation of the Venture's Plan of Reorganization, certain liabilities compromised by the Plan were adjusted to the present value of amounts to be paid determined at appropriate current interest rates. As a result, the Venture realized a gain on extinguishment of debt on the retained complexes at December 31, 1993, as follows:

 FDIC mortgages                                  $  9,972,239
 Accrued interest on FDIC mortgages                55,215,496
 Notes payable                                     21,491,232
 Other                                              2,893,882
                                                   89,572,849

 Less portion of gain deferred                    (54,052,737)
 Gain realized                                   $ 35,520,112


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



Item 2.  Description of Properties

   The following table sets forth the Registrant's investments in properties:


                                              Date of
 Property                                     Purchase                 Use
 Buena Vista Apartments
    Pasadena, CA                 (a)          10/26/84        Apartments -  92 Units

 Casa de Monterey
    Norwalk, CA                  (a)          10/26/84        Apartments - 144 Units

 Crosswood Park
    Citrus Heights, CA           (a)          12/05/84        Apartments - 180 Units

 Mt. View Apartments
    San Dimas, CA                (a)          10/26/84        Apartments - 168 Units

 Pathfinder
    Fremont, CA                  (a)          10/26/84        Apartments - 246 Units

 Scotchollow
    San Mateo, CA                (a)          10/26/84        Apartments - 418 Units

 Sierra Gardens Apartments
  Riverside, CA                  (b)          12/05/84        Apartments -  72 Units

 The Bluffs
  Milwaukie, OR                  (a)          10/26/84        Apartments - 137 Units

 Bellevue Towers
  Memphis, TN                    (a)          10/26/84        Apartments - 118 Units

 Vista Village Apartments
  El Paso, TX                    (a)          10/26/84        Apartments - 220 Units

 Chapelle Le Grande
  Merrillville, IN               (a)          12/05/84        Apartments - 105 Units

 North Park Apartments
  Evansville, In                 (a)          11/14/84        Apartments - 284 Units

 Shadowood Apartments
  Monroe, LA                     (a)          11/14/84        Apartments - 120 Units



                                              Date of
 Property                                     Purchase                 Use
 Towers of Westchester Park
  College Park, MD               (a)          10/26/84        Apartments - 303 Units

 Terrace Gardens
  Omaha, NE                      (a)          10/26/84        Apartments - 126 Units

 Carlisle Square
  Albuquerque, NM                (a)          10/26/84        Apartments - 100 Units

 Weatheridge Apartments
  Camillus, NY                   (b)          12/05/84        Apartments - 144 Units

 Watergate Apartments
  Little Rock, AR                (a)          10/26/84        Apartments - 140 Units

 Forest Ridge Apartments
  Flagstaff, AZ                  (a)          10/26/84        Apartments - 278 Units


In the opinion of the Managing General Partner, each of the properties is adequately covered by insurance.

Each property above is encumbered by various debt. For additional information regarding the encumbrances and carrying value of the above properties, see accompanying Schedule of Properties and Schedule of Mortgages and "Note 7" of the combined financial statements.

(a)   Represents property to be retained pursuant to the Plan.

(b)   Represents property to be abandoned pursuant to the Plan.


Schedule of Properties:

                                             Gross
                                            Carrying     Accumulated     Federal
 Property                                     Value      Depreciation   Tax Basis
 Buena Vista Apartments                  $  5,796,466    $ 2,614,947   $ 2,078,783
 Casa de Monterey                           7,620,536      3,520,815     2,720,305
 Crosswood Park                             8,476,260      4,077,045     4,299,005
 Mt. View Apartments                       10,520,718      4,430,480     3,702,826
 Pathfinder                                14,835,484      6,761,051     6,568,649
 Scotchollow                               27,339,037     12,394,229    10,326,398
 Sierra Gardens Apartments                  3,087,086      1,298,405     1,274,709
 The Bluffs                                 4,224,584      2,083,427     1,317,219
 Bellevue Towers                            3,704,702      2,141,666     1,746,747
 Vista Village Apartments                   6,451,243      2,769,495     2,520,505
 Chapelle Le Grande                         4,548,309      2,172,780     1,537,262
 North Park Apartments                     10,062,060      4,795,789     3,460,594
 Shadowood Apartments                       4,103,366      1,962,722     1,436,231
 Towers of Westchester Park                15,680,903      7,822,291     4,943,072
 Terrace Gardens                            5,389,874      2,543,855     1,907,915
 Carlisle Square                            3,862,984      1,604,624     1,717,206
 Weatheridge Apartments                     4,542,691      2,243,649     1,667,135
 Watergate Apartments                       6,814,868      3,168,739     2,422,451
 Forest Ridge Apartments                    8,379,111      3,813,172     3,149,339

                                         $155,440,282    $72,219,181   $58,796,351

   Depreciation is computed using the following methods and estimated useful lives:


                                 GAAP BASIS                         TAX BASIS
                                             Lives                              Lives
                         Method             (Years)          Method            (Years)
 Buildings and
    improvements     Straight-line          25 to 29     175% declining         18/19
                                                         balance (ACRS)

                                                         Straight-line           27.5
                                                         (Modified ACRS)

 Personal Property   150% declining            5         150% declining           5
                     balance                             balance (ACRS)


                     200% declining            7         200% declining           7
                     balance                             balance (Modified
                                                         ACRS)

                     150% declining            15        150% declining           15
                     balance                             balance (Modified
                                                         ACRS)


Schedule of Mortgages:


                                 Principal                                                                Principal
                                 Balance At                                                                Balance
                                December 31,      Imputed        Interest       Period      Maturity       Due At
 Property                           1995          Interest (A)     Rate       Amortized       Date        Maturity
 Buena Vista Apartments (L)
   1st mortgage                $ 7,000,000                        (F)             --         01/00        $ 7,000,000

 Casa de Monterey (L)
   1st mortgage                    878,530                         8.75%       30 years      01/00(D)         841,837
   2nd mortgage                  6,449,978                         (G)            --         01/00          6,449,978

 Crosswood Park (L)
   1st mortgage                  4,308,655       1,589,744         7.50%       40 years      05/18(E)         (C)
   2nd mortgage                  2,467,757                       (G) (H)          --         01/00          2,467,757

 Mt. View Apartments (L)
   1st mortgage                 10,165,000                         (F)            --         01/00         10,165,000

 Pathfinder (L)
   1st mortgage                  1,235,753                         8.75%       30 years      01/00(D)       1,184,140
   2nd mortgage                 11,170,128                         (G)            --         01/00         11,170,128

 Scotchollow (L)
   1st mortgage                  3,290,506                         8.75%       30 years      01/00(D)       3,153,075
   2nd mortgage                 22,425,548                         (G)            --         01/00         22,425,548

 Sierra Gardens Apartments (K)
   1st mortgage                  1,547,091         557,710         7.50%       40 years      08/19        (B) (C)
   2nd mortgage                  1,538,827                          (J)           --         12/99           (B)

 The Bluffs (L)
   1st mortgage                    621,747                         8.75%       30 years      01/00(D)         595,779
   2nd mortgage                    446,855                         8.75%       30 years      01/00(D)         428,192
   3rd mortgage                  3,005,949                           (G)          --         01/00          3,005,949

 Bellevue Towers (L)
   1st mortgage                    646,216                         8.75%       30 years      01/00(D)         619,225
   2nd mortgage                    300,000                          (I)           --         01/00            300,000

                                 Principal                                                                Principal
                                 Balance At                                                                Balance
                                December 31,      Imputed        Interest       Period      Maturity       Due At
 Property                           1995          Interest (A)     Rate       Amortized       Date        Maturity

 Vista Village Apartments (L)
   1st mortgage                  1,947,454                         8.75%       30 years      01/00(D)       1,866,117
   2nd mortgage                  1,791,891                          (G)           --         01/00          1,791,891

 Chapelle Le Grande (L)
   1st mortgage                  1,218,057                         8.75%       30 years      01/00(D)       1,167,185
   2nd mortgage                  2,243,683                          (G)           --         01/00          2,243,683

 North Park Apartments (L)
   1st mortgage-1st phase          114,082                         8.75%       30 years      01/00(D)         109,317
              2nd phase            472,209                         8.75%       30 years      01/00(D)         452,487
              3rd phase            843,354                         8.75%       30 years      01/00(D)         812,112
              4th phase            424,462                         8.75%       30 years      01/00(D)         406,734
   2nd mortgage                  4,582,351                          (G)           --         01/00          4,582,351

 Shadowood Apartments (L)
   1st mortgage                  1,237,012                         8.75%       30 years      01/00(D)       1,185,348
   2nd mortgage                  1,058,831                          (G)           --         01/00          1,058,831

 Towers of Westchester Park (L)
   1st mortgage                  2,579,825                         8.75%       30 years      01/00(D)       2,472,078
   2nd mortgage                 14,438,833                          (G)           --         01/00         14,438,833

 Terrace Gardens (L)
   1st mortgage                  2,277,831                         8.75%       30 years      01/00(D)       2,182,696
   2nd mortgage                  1,514,838                          (G)           --         01/00          1,514,838

 Carlisle Square (L)
   1st mortgage                  1,115,201                         8.75%       30 years      01/00(D)       1,068,624
   2nd mortgage                    300,000                          (I)           --         01/00            300,000

 Weatheridge Apartments (K)
   1st mortgage                  2,267,510         757,096         7.75%       37 years      05/15           (B) (C)
   2nd mortgage                  2,239,405                          (J)           --         12/99              (B)


                                 Principal                                                                Principal
                                 Balance At                                                                Balance
                                December 31,      Imputed        Interest       Period      Maturity       Due At
 Property                           1995          Interest (A)     Rate       Amortized       Date        Maturity

 Watergate Apartments (L)
   1st mortgage                  2,206,910                         8.75%       30 years      01/00(D)       2,114,737
   2nd mortgage                  1,156,767                          (G)           --         01/00          1,156,767

 Forest Ridge Apartments (L)
   1st mortgage                  2,148,946                         8.75%       30 years      01/00(D)       2,059,194
   2nd mortgage                  2,220,533                         8.75%       30 years      01/00(D)       2,127,791
   3rd mortgage                  3,128,583                          (G)           --         01/00          3,128,583

         Total                $131,027,108      $2,904,550                                               $118,046,805


    (A) Imputed interest represents the difference between the face value of assumed mortgage loans and the current market value of these obligations as determined by the 14% mortgage rate received from the Beverly Hills Mortgage Corporation at the dates of purchase. The book value of the real estate to which the debt relates was adjusted by this difference. Imputed interest is being amortized over the remaining lives of the related mortgage loans, using the effective interest method. This amortization amounted to $198,859 in 1995, $305,984 in 1994, $327,801 in
        1993, and was included in mortgage interest expense for the respective year.

   (B) Three of the properties held at December 31, 1995, are encumbered by first mortgage financing insured or held by HUD. One of the three lenders has declared their HUD insured loan to be in default and has elected to assign their mortgage to HUD Secretary for collection. The second mortgages held by the FDIC are also in default.

   (C)  At maturity, the principal balance will be fully amortized.

   (D) Pursuant to the terms of the Venture's Plan, the senior mortgages on the Venture's non-HUD retained properties were modified effective September 1, 1993 (see "Note 5" of the combined financial statements). The modified senior mortgages provide for an interest rate of 8.75% per annum and a maturity date of January 15, 2000. Payments are based on a thirty-year amortization.

   (E) The senior mortgage on the Venture's HUD retained property, which is insured by HUD, was not modified.

   (F) The senior liens formerly held by the FDIC on two of the Venture's non-HUD retained properties were modified effective September 1, 1993, to accrue at 9% with monthly payments commencing October 1, 1993, of interest only at 7% on the restated FDIC notes' Agreed Valuation Amount, as defined (See "Note 5" of the combined financial statements). The difference between the 9% interest accrual rate and the 7% minimum interest rate shall accrue, but not be added to principal, and bear interest at the 9% note rate from and after the due date of each payment, compounded monthly. All unpaid principal and accrued interest is due in full on the January 15, 2000, maturity date.

   (G) The junior liens formerly held by the FDIC on the Venture's non-HUD retained properties were modified effective September 1, 1993 to accrue at 10% with monthly payments commencing October 1, 1993, of interest only at 7% on the restated FDIC notes' Agreed Valuation Amount as defined (see "Note 5" of the combined financial statements). The difference between the 10% interest accrual rate and the 7% minimum interest rate shall accrue, but not be added to principal, and bear interest at the 10% note rate from and after the due date of each payment, compounded monthly. All unpaid principal and accrued interest is due in full on the January 15, 2000, maturity date.

   (H) The retained property governed by HUD Regulatory Agreements will make payments of interest only at 7% each April 1st following HUD's approval of Surplus Cash Calculations prepared each December 31st.

   (I) The junior lien mortgages on the Venture's retained properties formerly held by the FDIC were modified effective September 1, 1993, and mature January 15, 2000. At the modification date, the FDIC reduced its claim on two of the non-HUD retained properties to $300,000 per property evidenced by a non-interest bearing note.

   (J) The interest rate terms for FDIC loans on non-retained properties were not modified and are as follows:

             Accrual Rate                      Pay Rate
        14.5% through 1994               11.6271% through 2000

        The accrual rate after 1994 through 2000 is the lesser of 15.5% or the weekly average yield on United States Treasury Securities, as defined, plus 2.75%. Interest payments may be made at a rate less than the pay rate of the loan, depending upon the amount of cash flow at each property. Any unpaid interest shall accrue, but not be added to principal, and bear interest from and after the due date of the payment, compounded semiannually. After the fifth year, through maturity, payments of principal and interest are due based on a thirty year amortization schedule at an interest rate of 11.6271%, with a balloon payment due at maturity; however, if the property does not generate sufficient cash flow to cover the principal and interest payments, amounts will be due based on cash flow, at a minimum interest only rate of 7%.

   (K) Represents property to be abandoned by the Venture in accordance with the provisions of the Plan.

   (L)  Represents property to be retained by the Venture pursuant to the Plan.


   On October 28, 1995, the FDIC sold all of the debt it held related to the retained properties to BlackRock Capital Finance, L.P. The debt amounts and terms were not modified.

   Average annual rental rates per unit and occupancy for 1995 and 1994 for the retained properties:
                                     Average Annual                Average
                                 Rental Rates Per Unit             Occupancy
 Property                          1995          1994         1995          1994

 Buena Vista Apartments         $10,758       $10,456          96%          97%
 Casa de Monterey                 7,690         7,470          92%          95%
 Crosswood Park                   8,065         7,692          94%          92%
 Mt. View Apartments              9,197         8,958          92%          92%
 Pathfinder                       9,899         9,634          94%          94%
 Scotchhollow                    10,470        10,202          99%          97%
 The Bluffs                       6,131         5,974          96%          96%
 Bellevue Towers                  5,152         4,914          94%          96%
 Vista Village Apartments         5,854         5,715          82%          84%
 Chapelle Le Grande               7,380         7,182          96%          95%
 North Park Apartments            5,353         5,166          97%          97%
 Shadowood Apartments             5,779         5,708          94%          93%
 Towers of Westchester Park      10,013         9,810          97%          95%
 Terrace Gardens                  7,535         7,120          96%          96%
 Carlisle Square                  6,364         6,036          96%          98%
 Watergate Apartments             6,518         6,339          96%          97%
 Forest Ridge Apartments          6,486         6,094          94%          94%


    As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.


           Real estate taxes and rates in 1995 for each property were:

                                        1995           1995
                                        Taxes          Rate

 Buena Vista Apartments              $  62,268         1.15%
 Casa de Monterey                       86,871         1.15%
 Crosswood Park                         92,851         1.04%
 Mt. View Apartments                   111,055         1.22%
 Pathfinder                            207,531         1.50%
 Scotchollow                           314,737         1.27%
 The Bluffs                             61,657         2.33%
 Bellevue Towers                        44,046         6.25%
 Vista Village Apartments              108,209         2.83%
 Chapelle Le Grande                     55,819        13.14%
 North Park Apartments                 131,252        12.44%
 Shadowood Apartments                   28,900        11.31%
 Towers of Westchester Park            225,968         3.70%
 Terrace Gardens                        87,813         2.81%
 Carlisle Square                        29,573         3.54%
 Watergate Apartments                   45,447         6.68%
 Forest Ridge Apartments                95,106        10.51%


Item 3.  Legal Proceedings

As disclosed in the prior reports on Form 10-Q or Form 10-K ("Prior Public Filings"), the Joint Venture including the Joint Venturers, VMS-General Partner of the Joint Venturers, Subpartnerships, VMS Realty Partners, L.P., certain officers and directors of VMS Realty Partners, L.P. and certain other affiliates of the Venture are parties to certain pending legal proceedings (other than litigation matters covered by insurance policies). The adverse outcome of certain of the legal proceedings disclosed in this Report and the Prior Public Filings could have a materially adverse effect on the present and future operations of the Joint Venture.

Summarized below are certain developments in legal proceedings filed against VMS Realty Partners, now known as VMS Realty Partners, L.P. and its affiliates which were disclosed in the Prior Public Filings. The inclusion in this Report of any legal proceeding or developments in any legal proceeding is not intended as a representation by the Joint Venture that such particular proceeding is material. For those actions summarized below in which the plaintiffs are seeking damages, the amount of damages being sought is an amount to be proven at trial unless otherwise specified. There can be no assurance as to the outcome of any of the legal proceedings summarized in this Report or in Prior Public Filings.


A.  VMS Limited Partnership Litigation

1.  Settlement of Consolidated Class Actions

Forty-three actions were filed by investors in various limited partnerships against VMS Realty Partners, now known as VMS Realty Partners, L.P. and certain entities and individuals related to VMS Realty Partners, now known as VMS Realty Partners, L.P.. Also named were certain selling agents, surety companies, appraisers, accountants, attorneys, and other parties that were involved in the syndication, sale, and management of the limited partnership interests and properties. Thirty-eight of these actions (i.e., all of the actions filed in federal court) were consolidated for pretrial and discovery purposes in the United States District Court for the Northern District of Illinois under the caption In Re VMS Limited Partnership Securities Litigation, No. 90 C 2412 (Judge James B. Zagel) (the "Consolidated Actions"). In addition, for settlement purposes, one action (the "New Action") was filed on behalf of all investors in approximately 100 non-publicly-traded VMS-sponsored syndicated limited partnerships against those defendants in the Consolidated Actions that had reached a Settlement Agreement with the class. The nature of these actions was described in the Prior Public Filings.

After a final fairness hearing, on July 2, 1991, the United States District Court gave final approval to the Settlement Agreement. The order dismissed with prejudice all settling defendants from all of the Consolidated Actions and dismissed the New Action in full. No appeals were filed and the Settlement became effective on August 12, 1991. The terms of the Settlement Agreement were described in the Prior Public Filings.

Subsequent to the effective date of the Settlement Agreement, the respective general partner of the various VMS sponsored syndicated limited partnerships has filed collection actions against the limited partners who remain in default in the payment of their installment promissory notes which were given to the limited partnership in consideration for the limited partner's partnership interest.

2.  CIGNA Claims

One of the non-settling defendants, CIGNA Securities, Inc. ("CIGNA"), has asserted claims against VMS Realty Partners, now known as VMS Realty Partners, L.P. and its affiliated entities for contribution and indemnification in cases in which CIGNA is a defendant.

CIGNA subsequently entered into a class-action settlement agreement with a class of investors in the consolidated actions who had purchased their interest from CIGNA. As previously reported, on May 19, 1993, CIGNA and VMS executed a mutual release, effective when the CIGNA class-action settlement is effective. The Cigna class action settlement is now effective and, pursuant to the terms of the mutual release, CIGNA settling parties released the VMS released persons of and from all claims and liabilities relating to or arising out of the released claims in the VMS class-action settlement, including contractual claims for indemnification. In exchange, the VMS settling parties released the CIGNA released persons of and from all claims and liabilities relating to or arising out of the released claims in the VMS class-action settlement, including contractual claims for indemnification. However, the settling parties expressly reserved all common law and contractual claims for contribution and/or indemnification arising out of or relating to claims brought by investors who opted out of both the VMS and CIGNA settlements, except to the extent such claims are barred by; (1) Section 4.02(A) of the VMS settlement agreement and the court's July 15, 1991, order approving the VMS class-action settlement agreement, or (2) Section 4.2(A) of the CIGNA class-action settlement agreement and any court order approving the CIGNA settlement agreement. In addition, now that the CIGNA class-action settlement agreement is effective, CIGNA's claims pending in the consolidated actions have been dismissed, except the Corkery action which is brought by opt-outs from both settlement agreements.

Paul J. Corkery; Ronnie Rone; Max C. Jordan; F.J. Vollmer; Paula Boedeker; Norbert Braeuer; Dales Y. Foster; Billy J. Harris; Bob White; Gordon Flesch; Travis Barton, Jr.; Satish A. Dhaget; Varsha S. Dhaget; Alan J. Young; Dennis J. Cavanaugh; F. Jim Slater; Lois W. Rosebrook, Trustee; Sundaram V. Ramanan; Chitraleka Ramanan; Jeffrey A. Matz; Charles C. Voorhis III; Gerald C. Miller; Prince George's Orthopedic Associates, P.A.; John A. Martinez; Tom Rubattino; Susan Rubattino; Harold W. Stark and William C. Riedesel v. VMS Realty Partners; United States Fidelity and Guaranty Company; CIGNA Securities, Inc.; Boettcher & Company, Inc.; and A.G. Edwards & Sons, Inc., CA. No. Ca 4-90 087-E (U.S. District Court, N.D. Texas), filed February 5, 1990, removed to 90 C 3841, United States District Court for Northern District of Illinois, Eastern Division. CIGNA filed a Counterclaim against plaintiffs, Cross-Claims against VMS Realty Partners and A.G. Edwards & Sons, Inc., and a Third-Party Complaint against LaSalle/Market Streets Associates, Ltd., Chicago Wheaton Partners, Peter Morris, Joel Stone, Robert Van Kampen, Residential Equities, Ltd., Van Kampen Stone, Inc., VMS Realty Management, Inc., VMS Realty, Inc., and VMS Mortgage Co. in this action. On July 12, 1993, the VMS' defendants filed a Motion to Dismiss and Memorandum in Support thereof. On December 21, 1995, the court dismissed Plaintiff's action against the VMS entities and Cigna Securities, Inc.

B.  Other Litigation

Mutual Benefit Life Insurance Co. v. PRM-Garden City Associates, Garden City Plaza Associates, First Texas Savings Association, People of the State of New York and John Doe #1 through John Doe #100, No. 9945-1990 (New York Sup. Court, Nassau County), filed April 30, 1990. This is an action to foreclose mortgages securing the payment of a loan made by plaintiff to Garden City Plaza Associates. Plaintiff declared due and owing the principal sum of $25,851,261.38, together with accrued interest of $470,988.73, and late charges of $42,813.28, totalling $26,305,004.39, together with interest from April 15, 1990. Mutual Benefit is the first mortgagee; First Texas Savings which has been taken over by the FDIC, is the second mortgagee. First Texas has asserted cross-claims against Morris, Van Kampen, Stone, and Merritt and seeks to foreclose on its second mortgage. On October 21, 1992, Garden City Plaza Associates filed for bankruptcy protection. On December 8, 1994, Garden City Plaza Associates' Plan of Reorganization was confirmed. The Plan of Reorganization provides for Garden City Plaza Associates to have until April 1, 1999, (absent a default) to sell or refinance the property.

San Jacinto Savings Association v. VMS Realty Partners; LaSalle/Market Street Associates, Ltd.; Residential Equities, Ltd.; Van Kampen Stone, Inc.; Peter R. Morris; Joel A. Stone; Robert D. Van Kampen; Does 1 through 50, Case No. C 89-4398 JPV (California Sup. Court, San Francisco County), filed December 12, 1989. This is a foreclosure action brought by San Jacinto Savings Association, first mortgagee on the property known as the Phelan Building, San Francisco.
The property was sold in a nonjudicial foreclosure sale and plaintiffs were pursuing a deficiency judgment alleged to be between $6-16 million. The action was remanded back to state court after removal to federal court. On March 17, 1992, the parties signed a settlement agreement pursuant to which VMS Realty Partners paid plaintiff $400,000 in exchange for a reduction in debt to $3,500,000. In connection with the settlement, plaintiff signed the VMS Realty Partners and Related Entities Creditor Repayment Agreement ("CRA"). San Jacinto Savings Association subsequently assigned its claim to Premier Financial Services.

Sheraton Holding, Inc. v. Park Centre Associates, f/k/a VMS Seventh Avenue Hotel Associates, Ingersoll-Rand Financial Corp., VMS Hotel Investment Trust, Omni Hotel Credit Corp., f/k/a/ Dunfey Credit Corp., VMS Realty Partners, Marine Midland Bank, N.A., Bid Fire Systems, Inc., Mass Electric Construction Co., Mass Electric of New York, New York Plumbing & Heating Corp., Center 56 Associates, Basic Leasing Corp., EECO Inc., EECO Computer, Inc., RCA Corp., Ameritech Credit Corp., COMTEL Communications Corp., The City of New York, The People of the State of New York, and "John Doe" #1 through 500. This action has been dismissed.

C.  VMS National Properties and Subpartnerships Foreclosure Litigation

i) The following foreclosure proceedings were filed against VMS National Properties and/or its affiliates by lenders during the VMS National Properties bankruptcy proceedings:

 Federal Deposit Insurance Corporation in its Corporate capacity v. VMS National Properties, an Illinois joint venture, VMS National Properties V, VMS Realty Investment, Ltd., an Illinois limited partnership, Chicago Wheaton Partners, an Illinois general partnership, Case No. 92-5041-CBM (United States District Court, Central District of California), filed on August 24, 1992. On April 2, 1992, Beverly Hills Business Bank ("BHBB") sold and assigned to the FDIC in its Corporate capacity as Manager of the FSLIC Resolution Fund BHBB's right, title and interest in certain assets referred to as the "VMS Portfolio" which included, but was not limited to this loan. On August 19, 1992, VMS National Properties, by order of the bankruptcy court, abandoned its partnership interest in VMS National Properties V, which owned the Sierra Gardens Apartments. VMS National Properties V is alleged to have breached its obligation under the Note by virtue of, among other things, failure to make payments of principal and interest, and by the abandonment of the property. Stipulation for Appointment of Receiver was filed on August 31, 1992. A receiver was appointed on September 15, 1992.

 Federal Deposit Insurance Corporation in its Corporate capacity v. VMS National Properties, an Illinois joint venture, VMS National Properties X, VMS Realty Investment, Ltd., an Illinois limited partnership, Chicago Wheaton Partners, an Illinois general partnership, Case No. CV-F 92-5571-OWW (United States District Court, Eastern District of California), filed on or about August 24, 1992. On April 2, 1992, Beverly Hills Business Bank ("BHBB") sold and assigned to the FDIC in its Corporate capacity as Manager of the FSLIC Resolution Fund BHBB's right, title and interest in certain assets referred to as the "VMS Portfolio" which included, but was not limited to this loan. On August 19, 1992, VMS National Properties, by order of the bankruptcy court, abandoned its partnership interest in VMS National Properties X, which owned The Winery Apartments. VMS National Properties X is alleged to have breached its obligation under the Note by virtue of, among other things, failure to make payments of principal and interest, and by the abandonment of the property. Stipulation for Appointment of Receiver was filed on August 31, 1992. Receiver was appointed on September 16, 1992. A quit claim deed was executed as of March 27, 1995, from VMS National Properties X to Ecumenical Association for Housing. This action has been dismissed.

 Federal Deposit Insurance Corporation as manager of the Federal Savings and Loan Insurance Corporation Resolution Fund as assignee of BH Mortgage Corporation, a California corporation, v. Chicago Wheaton Partners, an Illinois general partnership, VMS National Properties, an Illinois partnership, VMS National Properties VI, a California general partnership, Case No. CIV S 93 861 EJG JFM (United States District Court, Eastern Division of California), filed on or about May 24, 1993. Complaint for Breach of Promissory Note and Security Agreement, Appointment of Rent Receiver; and Injunctive Relief. Receiver was appointed to Venetian Bridges on May 24, 1993. Properties were transferred to Venetian Bridges G.C. Operating Partnership, Venetian Bridges G.C.I Operating Partnership and Venetian Bridges G.C. II Operating Partnership. This action has been dismissed.

 Federal Deposit Insurance Corporation as manager of the Federal Savings and Loan Insurance Corporation Resolution Fund as assignee of BH Mortgage Corporation, a California corporation, v. Chicago Wheaton Partners, an Illinois general partnership, VMS National Properties, an Illinois partnership, VMS National Properties IV, a California general partnership, Case No. CIV S 93 933 EJG JFM (United States District Court, Eastern Division of California), filed on or about June 9, 1993. Property was transferred on February 6, 1996, to RJR Development, Inc. This action is in the process of being dismissed. Receiver was appointed to Pacific Hacienda on June 28, 1993.

 Federal Deposit Insurance Corporation, in its corporate capacity, as assignee of BH Mortgage Corporation, a California corporation, v. Chicago Wheaton Partners, an Illinois general partnership, VMS National Properties, an Illinois general partnership, VMS National Properties IX, a New York general partnership, Case No. 93 CV-1218FJS (United States District Court, Northern District of New York). FDIC and defendants seek an order appointing a Receiver to take possession of and manage Weatheridge Apartments. A receiver has not yet been appointed.


Item 4.   Submission of Matters to a Vote of Security Holders

None.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

There is not a public market for the Limited Partnership Interests.

As of December 31, 1995, there were 823 holders of record of Partnership I and 332 holders of record of Partnership II.

As of December 31, 1995, there have been no cash distributions to the Limited Partners of either of the Partnerships. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions; future cash distributions are, however, subject to the order of distributions stipulated by the Venture's Plan of Reorganization. The source of future cash distributions is dependent upon cash generated by the Venture's properties and cash generated through the sale or refinancing of these properties.

Item 6.  Selected Financial Data

                                   Year Ended     Year Ended     Year Ended          Year Ended       Year Ended
                                   December 31,   December 31,    December 31,       December 31,     December 31,
                                      1995           1994             1993               1992             1991
 Total revenues from rental
   operations                    $ 27,874,143     $ 30,011,749    $ 41,788,262         $ 49,859,391   $ 52,353,173

 Extraordinary Item-Gain on
   Extinguishment of Debt        $ 34,597,529C    $ 27,418,224C   $137,140,664         $ 11,799,386   $  8,057,090

 Net Income (Loss)               $ 15,625,786     $  2,890,481    $ 92,528,622A,B      $(13,631,570)A $(18,994,852)(A)

 Net Income (Loss) per
    Limited Partnership
    Interst Portfolio I
    644 Interests                $     16,791C    $      3,105C   $     99,394A,B      $    (14,692)A $    (20,558)A

    Portfolio II - 268
       Intersts                  $     16,791C    $      3,111C   $     99,510A,B      $    (14,543)A $    (20,059)A

 Tax Income (Loss)               $ 21,384,713     $ 14,412,034    $175,889,743         $(52,426,695)  $(46,399,233)

 Tax Income (Loss) per
 Limited Partnership
    Interest 644 Interests       $     23,448     $     15,801    $    188,987         $    (56,385)  $    (51,034)

    Portfolio II - 268           $     23,448     $     15,807    $    189,047          $    (56,217) $    (50,496)

 Total assets                    $ 88,440,200     $111,232,360    $133,383,272B         $249,859,371    $274,189,547

 Mortgage loans and notes
    payables                     $158,732,452     $178,061,389    $198,802,060B         $346,759,784    $360,636,509

A)  During its bankruptcy proceedings the Venture followed AICPA Statement of Position 90-7, Financial Reporting
    by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7).  In accordance therewith, unamortized deferred loan costs and imputed interest related to the Venture's properties included in the bankruptcy of
    $3,087,650 and $6,821,444, respectively, were written off as of the bankruptcy filing date.  Also, during
    1992, two of the Venture's properties were foreclosed, and during both 1991 and 1990 an additional property was foreclosed; as a result of these proceedings, the Venture has recognized extraordinary gains on the extinguishment of the related debt.

B)  The Venture's Plan of Reorganization became effective on September 30, 1993.  As a result of the implementation of the Plan, 19 of the Venture's properties were foreclosed during 1993 creating a gain of approximately $89,573,000 in order to  adjust liabilities compromised by the Plan to the present value of amounts to be paid (see "Note 11" of the Notes to the Combined Financial Statements); $54,052,737 of this extraordinary gain has been deferred by the Venture.

C)  During 1994 and 1995 respectively, four and five of the Ventures nonretained properties were foreclosed.  As a result of these events, the Venture has recognized extraordinary gains on the extinguishment of the related debt.

The above selected financial data should be read in conjunction with the combined financial statements and the related notes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Venture held unrestricted cash at December 31, 1995, of $1,983,932 which decreased $492,544 from December 31, 1994. This decrease was attributable to net cash provided by operating activities of $2,834,722, offset by net cash used in investing and financing activities of $2,414,765 and $912,501, respectively.

The decrease in net cash provided by operating activities for the year ended December 31, 1995, compared to the corresponding period of 1994 was due to increased payments of accounts payable and accrued expenses.

Net cash used in investing activities decreased for the year ended December 31, 1995, compared to the corresponding period of 1994 as a result of fewer property improvements after the depletion of the capital reserve escrow established at the time of Reorganization.

Net cash used in financing activities increased for the year ended December 31, 1995, compared to the year ended December 31, 1994, due to greater payments on mortgage notes, cash relinquished to lenders on foreclosed properties and reduced collections of subscription notes.

Income and expenses realized and incurred as a result of the Venture's Chapter 11 proceedings during the year ended December 31, 1993, consisted primarily of interest income on Treasury Bill investments and professional, legal, accounting, and other consulting expenses. Interest income of $377,823 was received on accumulated cash resulting from Chapter 11 proceedings, and $1,629,940 was paid for professional, consulting and other fees for the administration of Chapter 11 proceedings.

At December 31, 1992, the Venture had approximately $15,433,000 in excess limited partner contributions. Permitted uses of these excess limited partner contributions during 1993 were limited to 1) the funding of monthly Bankruptcy Court approved professional fees; 2) establishing a reserve of $5,960,000 to fund capital improvements on the retained complexes; 3) repayments of approximately $5,980,000 on various prepetition claims including notes payable, real estate taxes and amounts due trade creditors; 4) payments of $1,006,000 to the Managing General Partner for reimbursement of cash advances and asset management services; and 5) payments to the FDIC and ContiTrade for reimbursement of administrative costs incurred in connection with the bankruptcy case (see "Note 5" of the Notes to Combined Financial Statements). The Venture's Plan of Reorganization, which became effective on September 30, 1993, also restricts the permitted uses of the cash balances on hand at December 31, 1995.

Total capital contribution and interest amounts due from limited partners of Portfolio I and Portfolio II at December 31, 1995, approximated $1,105,375. A settlement agreement was entered into on March 28, 1991, by the Plaintiff class counsel on behalf of the class of limited partners in approximately 100 non-publicly traded VMS sponsored limited partnerships including VMS National Residential Portfolio I and II, VMS National Properties Joint Venture, and VMS Realty Partners and its affiliates and certain other defendants (see "Note 6" of the Notes to the Combined Financial Statements). The Settlement Agreement provided the settling Limited Partners with an option to refinance their defaulted subscription note principal and interest payments. Of the total number of limited partner units in Portfolio I and Portfolio II, only 10 limited partner units in Portfolio I and 5.666 limited partner units in Portfolio II opted out of the Settlement Agreement, and, accordingly, were ineligible to elect this refinancing option. Approximately 65% of the total capital and accrued interest amounts due from limited partners of Portfolio I and Portfolio II represented amounts due from limited partners who elected the refinancing option. All amounts remaining due from the limited partners are considered past due and their outstanding amount bears interest at the 18% default rate.

A cash payment of $24,550,000 was paid into a settlement fund for the benefit of the settling class members of all settling limited partnerships on behalf of VMS and the other settling defendants. VMS National Residential Portfolio I and II and VMS National Properties Joint Venture was not obligated to fund any portion of this cash settlement. The settling class members in VMS National Residential Portfolio I and II were collectively allocated approximately $3,000,000 of the net settlement proceeds paid on behalf of the VMS Settling Defendants and Prudential-Bache Settling Defendants. A total of $390,875 in settlement funds was paid and applied towards delinquent amounts owed under the Investor Notes due VMS National Residential Portfolio I and II during February 1993.

Continued operating losses and insufficient cash flows to meet all obligations of certain of the Venture's properties are expected to occur. The Managing General Partner is not obligated, and does not intend, to fund any such operating and cash flow deficits. However, the Venture's ability to continue as a going concern and to meet its obligations as they come due is solely dependent upon its ability to generate adequate cash flow from maintaining profitable operations on the retained properties or securing an infusion of capital. Management is involved in negotiations which would replace VMSRIL as the managing general partner and has entered into an agreement of intent with Insignia which contemplates that VMSRIL will withdraw as general partner and be replaced by an entity in which Insignia owns an interest. This change in ownership has been approved by the Bankruptcy Court and certain other creditors, but there is no assurance that the transaction will be consummated. Management believes that they will be successful in obtaining a replacement general partner and that the Venture will be able to continue operations as a going concern on that basis. However, the ultimate resolution of these financial difficulties and uncertainties cannot be determined at this time.

Results of Operations

Total rental and other revenues of $27,874,143 for the year ended December 31, 1995, decreased compared to the year ended December 31, 1994, due to the foreclosure of 5 non-retained properties during 1995. Total rental and other revenues at December 31, 1994, decreased $11,776,513 or 28% from the year ended December 31, 1993, primarily due to the foreclosure of 9 properties from September 30, 1993, to December 31, 1994.

Operating expenses for the year ended December 31, 1995, decreased $1,341,372 or 14.3% compared to operating expenses for the year ended December 31, 1994, due to the Venture losing 5 non-retained properties to foreclosure during 1995. Operating expenses decreased $3,583,491 or 27.6% for the year ended December 31, 1994, compared to 1993 due to the Venture owning fewer properties during 1994 as noted above. Additionally, general and administrative expenses, property management fees, depreciation, interest expense, and property taxes all decreased for the year ended December 31, 1994, compared to the year ended December 31, 1993, primarily due to the property foreclosures occurring between September 30, 1993, and December 31, 1994.

General and administrative expenses decreased $224,251 or 16.7% for the year ended December 31, 1995, compared to the year ended December 31, 1994, due to reductions in collection fees related to subscription note collections, legal fees, and other miscellaneous expenses. Maintenance expenses for the year ended December 31, 1995, decreased 23.2% or $1,203,573 compared to the corresponding period of 1994 primarily due to the depletion of the capital reserve escrow established by the Reorganization Plan in addition to the foreclosures of properties during 1995. Interest expense decreased $3,589,048 or 14.8% for the year ended December 31, 1995, compared to the year ended December 31, 1994. The decrease is largely attributable to the foreclosures of 5 properties during 1995.

The ordinary losses recognized for the write-downs of the carrying values of properties to their estimated fair values related to 5, 4 and 19 properties foreclosed upon during the years ended December 31, 1995, 1994 and 1993, respectively. The ordinary losses recognized were made pursuant to EITF Abstract Issue No. 91-2, "Debtor's Accounting for Forfeiture of Real Estate Subject to a Nonrecourse Mortgage" which prescribes that a "two-step" approach method be used to fairly present the economic transaction upon foreclosure events.

There were no net reorganization items for the years ended December 31, 1995 or 1994, as the reorganization was completed in 1993. The $1,892,261 recognized in 1993 was the result of extensive legal and consulting efforts related to the confirmation and implementation of the Venture's Plan of Reorganization.

The extraordinary gain on extinguishment of debt for the years ended December 31, 1995, 1994 and 1993 relates to the foreclosures of 5, 4 and 19 properties, respectively.

The loss on disposal of property for the years ended December 31, 1995 and 1994, resulted from the replacement of roofs for six and eight properties, respectively. The minority interest losses were reallocated to the Venture at the end of 1993 due to severe financial difficulties encountered by the interest.

Impact of Recently Issued Accounting Statement

On February 22, 1991, the Venture filed for Chapter 11 bankruptcy protection (see "Note 4" of the Notes to Combined Financial Statements). The combined financial statements of the Venture during the bankruptcy proceedings (February 22, 1991 through September 30, 1993) reflect the financial reporting guidance prescribed by the AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7).

Pursuant to SOP 90-7, interest on secured or undersecured debt is recognized to the extent of cash paid or to the extent that the value of the related collateral exceeds the sum of principal plus accrued interest, determined on a property by property basis. Interest on unsecured claims is recognized only to the extent paid. The Combined Statement of Operations includes the interest recognized by this method. Mortgage interest recorded was $33,257,576 less than the contractual amount for 1993. Notes payable and other interest expense recorded was $6,931,070 less than the contractual amount for 1993. Penalties on delinquent real estate taxes after February 22, 1991, and penalties on delinquent debt on the Venture's entities in bankruptcy are not accrued in the combined financial statements nor are they contractually disclosed.

Items of income or expense that were realized or incurred as a result of the reorganization are included in the Combined Statement of Operations as reorganization items. During 1993, $377,823 of interest income was earned on accumulated cash resulting from Chapter 11 proceedings, and $1,629,940 was incurred for professional, consulting and other fees for the administration of Chapter 11 proceedings during 1993. Debt discounts (imputed interest) and deferred loan costs were written off as of February 22, 1991, in order to adjust the net debt balance to the amount allowed by the bankruptcy court as a claim against the Venture.

In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (Statement
121), which requires impairment losses to be recorded on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less then the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Venture will adopt Statement 121 in 1996; however, based on current circumstances, the Venture does not anticipate that Statement 121 will have any significant impact on the Ventures financial statements.

Inflation

Inflation has had an insignificant impact on the Venture's operations since inception in September 1984. Inflation, if present, should allow for future increases in rental rates to offset some of the impact of higher operating expenses and replacement costs. Furthermore, inflation generally does not impact contractually fixed long-term financing under which the real property investments were purchased.


Item 8.  Financial Statements and Supplementary Data


LIST OF COMBINED FINANCIAL STATEMENTS


  Report of Independent Auditors

  Combined Balance Sheets - Years ended December 31, 1995 and 1994

  Combined Statements of Operations - Years ended December 31, 1995, 1994 and 1993

  Combined Statements of Changes in Partners' Deficit - Years ended December 31, 1995, 1994 and 1993

  Combined Statements of Cash Flows - Years ended December 31, 1995, 1994 and 1993

  Notes to Combined Financial Statements



                Report of Ernst & Young LLP, Independent Auditors


The Partners
VMS National Residential Portfolio I and
VMS National Residential Portfolio II


We have audited the accompanying combined balance sheets of VMS National Residential Portfolio I (an Illinois Limited Partnership), VMS National Residential Portfolio II (an Illinois Limited Partnership) and VMS National Properties (an Illinois Partnership) and Subpartnerships (collectively the "Venture") as of December 31, 1995 and 1994, and the related combined statements of operations, changes in partners deficit and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of VMS National Residential Portfolio I, VMS National Residential Portfolio II and VMS National Properties and Subpartnerships at December 31, 1995 and 1994, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

The combined financial statements referred to above have been prepared assuming that the Venture will continue as a going concern. As more fully described in
Note 1, the Venture has incurred recurring operating losses, has a partners' deficit, and is in default on certain debt. In addition, the General Partner and its affiliates have announced the existence of serious financial difficulties that may have an effect on the ability of the General Partner to function in that capacity and may adversely affect the financial condition of the Venture. These conditions raise substantial doubt about the Venture's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the inability of the Venture to continue as a going concern.




                                                /s/  ERNST & YOUNG LLP

Greenville, South Carolina
February 26, 1996

                      VMS NATIONAL RESIDENTIAL PORTFOLIO I
                      VMS NATIONAL RESIDENTIAL PORTFOLIO II
                         (Illinois limited partnerships)
      VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS




                             COMBINED BALANCE SHEETS


                                                   December 31,     December 31,
                                                       1995             1994
 Assets
   Cash:
      Unrestricted                                $   1,983,932    $   2,476,476
      Restricted-tenant security deposits             1,120,551        1,249,345
   Accounts receivable                                  239,774          322,669
   Escrows and other reserves                         1,363,682        3,953,244
   Other assets                                         511,160          498,639
   Investment properties
      Land                                           14,293,679       14,293,679
      Buildings and personal property               133,516,826      131,549,174
   Investment properties subject to abandonment
      Land                                              559,069        4,256,965
      Buildings and personal property                 7,070,708       30,045,871
   Less accumulated depreciation                    (72,219,181)     (77,413,702)

                                                  $  88,440,200    $ 111,232,360
 Liabilities and Partners' Deficit
 Liabilities
   Accounts payable                               $     356,079    $     905,558
   Accrued interest                                   8,192,469        4,693,490
   Accrued and other liabilities                      2,146,228        2,607,509
   Mortgage loans payable                           121,844,532      122,072,363
   Notes payable                                     30,609,894       27,732,149
   Advances from affiliates of general partner        2,280,155        2,272,735
   Deferred gain on extinguishment of debt           54,052,737       54,052,737

   Liabilities subject to abandonment:
      Accounts payable                                    1,411          100,249
      Accrued interest                                9,477,444       30,646,892
      Accrued and other liabilities                     414,745          799,746
      Mortgage loans payable                          6,278,026       28,256,877

   Partners' Deficit                               (147,213,520)    (162,907,945)

                                                  $  88,440,200    $ 111,232,360

             See Accompanying Notes to Combined Financial Statements



                      VMS NATIONAL RESIDENTIAL PORTFOLIO I
                      VMS NATIONAL RESIDENTIAL PORTFOLIO II
                         (Illinois limited partnerships)
      VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

                        COMBINED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                              1995             1994             1993
 Revenues:
   Rental income                         $ 26,649,144     $ 28,691,460     $ 39,705,287
   Other income                             1,224,999        1,320,289        2,082,975
         Total revenues                    27,874,143       30,011,749       41,788,262

 Expenses:
   Operating                                8,039,707        9,381,079       12,964,570
   General and administrative               1,120,588        1,344,839        2,681,455
   Property management fees                 1,116,509        1,211,319        1,664,404
   Maintenance                              3,992,492        5,196,065        7,643,126
   Depreciation                             6,089,838        6,659,158        9,913,948
   Interest                                20,898,620       24,225,675       26,582,301
   Property taxes                           2,219,972        2,377,677        3,477,406
   Write-down of investment property        3,257,417        3,774,071       19,580,833
   Loss on disposal of property               110,743          369,609               --
         Total expenses                    46,845,886       54,539,492       84,508,043

 Reorganization Items:
   Interest earned on accumulated cash
     during Chapter 11
     proceedings                                   --               --         (377,823)
   Reallocation of minority interest               --               --          640,144
   Professional, consulting and other
     fees                                          --               --        1,629,940
   Net reorganization items                        --               --        1,892,261

 Net loss before extraordinary item       (18,971,743)     (24,527,743)     (44,612,042)
 Extraordinary item - gain on
   extinguishment of debt                  34,597,529       27,418,224      137,140,664

   Net income                            $ 15,625,786     $  2,890,481     $ 92,528,622

 Net income allocated to general
   partners                              $    312,516     $     57,810     $  1,850,572
 Net income allocated to limited
   partners                                15,313,270        2,832,671       90,678,050

                                         $ 15,625,786     $  2,890,481     $ 92,528,622


                           VMS NATIONAL RESIDENTIAL PORTFOLIO I
                           VMS NATIONAL RESIDENTIAL PORTFOLIO II
                              (Illinois limited partnerships)
           VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS
                       COMBINED STATEMENTS OF OPERATIONS (Continued)

                   FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993



                                              1995             1994             1993
 Net income (loss) per limited
   partnership interest:
   Net loss before extraordinary item
     Portfolio I  (644 interests)         $   (20,386)     $   (26,358)     $   (50,980)
     Portfolio II (268 interests)         $   (20,386)     $   (26,352)     $   (50,864)
   Extraordinary item
     Portfolio I  (644 interests)         $    37,177      $    29,463      $   150,374
     Portfolio II (268 interests)         $    37,177      $    29,463      $   150,374
   Net income
     Portfolio I  (644 interests)         $    16,791      $     3,105      $    99,394
     Portfolio II (268 interests)         $    16,791      $     3,111      $    99,510


             See Accompanying Notes to Combined Financial Statements

                            VMS NATIONAL RESIDENTIAL PORTFOLIO I
                           VMS NATIONAL RESIDENTIAL PORTFOLIO II
                               (Illinois limited partnerships)
                  VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

                     COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT


                                                                      VMS National Residential Portfolio I
                                                                                   Limited Partners

                                            General         Accumulated        Subscription
                                           Partners           Deficit              Notes            Total              Total
 Partners' deficit at January 1, 1993    $(4,950,083)     $(176,346,856)    $(2,675,561)      $(179,022,417)     $(183,972,500)
 Collections of subscription notes                --                 --       1,801,953           1,801,953          1,801,953
 Write-off of subscription notes                  --            (61,759)         61,759                  --                 --
 Net income for year ended
      December 31, 1993                    1,306,321         64,009,729              --          64,009,729         65,316,050
 Partners' deficit at
      December 31, 1993                   (3,643,762)      (112,398,886)       (811,849)       (113,210,735)      (116,854,497)
 Collections of subscription notes                --                 --         155,918             155,918            155,918
 Write-off of subscription notes                  --            (28,869)         28,869                  --                 --
 Net income for the year ended
      December 31, 1994                       40,797          1,999,066              --           1,999,066          2,039,863
 Partners deficit at
      December 31, 1994                   (3,602,965)      (110,428,689)       (627,062)       (111,055,751)      (114,658,716)
 Collections of subscription notes                --                 --          40,617              40,617             40,617
 Net income for the year ended
      December 31, 1995                      220,680         10,813,309              --          10,813,309         11,033,989
 Partner's deficit at
      December 31, 1995                  $(3,382,285)      $(99,615,380)     $ (586,445)      $(100,201,825)     $(103,584,110)


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

                               COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT


                                                                    VMS National Residential Portfolio II
                                                                                 Limited Partners

                                         General           Accumulated      Subscription
                                         Partners           Deficit          Notes                 Total              Total
 Partners' deficit at January 1, 1993  $(2,067,446)     $ (73,828,862)     $(1,326,523)      $ (75,155,385)     $ (77,222,831)
 Collections of subscription notes              --                --           859,367             859,367            859,367
 Write-off of subscription notes                --                --                --                  --                 --
 Net income for year ended
      December 31, 1993                    544,251        26,668,321                --          26,668,321         27,212,572
 Partners' deficit at
      December 31, 1993                 (1,523,195)      (47,160,541)         (467,156)        (47,627,697)       (49,150,892)
 Collections of subscription notes              --                --            51,045              51,045             51,045
 Write-off of subscription notes                --            (4,302)            4,302                  --                 --
 Net income for year ended
      December 31, 1994                     17,013            833,605               --             833,605            850,618
 Partners' deficit at
      December 31, 1994                 (1,506,182)       (46,331,238)        (411,809)        (46,743,047)       (48,249,229)
 Collections of subscription notes              --                 --           28,022              28,022             28,022
 Net income for the year ended
      December 31, 1995                     91,836          4,499,961               --           4,499,961          4,591,797
 Partner's deficit at
      December 31, 1995                $(1,414,346)     $ (41,831,277)       $(383,787)      $ (42,215,064)     $ (43,629,410)
 Combined partner's deficit at
      December 31, 1995                $(4,796,631)     $(141,446,657)       $(970,232)      $(142,416,889)     $(147,213,520)

                              See Accompanying Notes to Combined Financial Statements


                                VMS NATIONAL RESIDENTIAL PORTFOLIO I
                      VMS NATIONAL RESIDENTIAL PORTFOLIO II
                         (Illinois limited partnerships)
      VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

                         COMBINED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                      1995             1994             1993
    Cash flows from operating activities:
      Net income                                 $ 15,625,786     $  2,890,481     $  92,528,622
      Adjustments to reconcile net income
        to net cash provided by (used in)
        operating activities:
        Writedown of investment property            3,257,417        3,774,071        19,580,833
        Extraordinary gain on
           extinguishment of debt                 (34,597,529)     (27,418,224)     (137,140,664)
        Reallocation of minority interest                  --               --           640,144
        Depreciation                                6,089,838        6,659,158         9,913,948
        Amortization of discounts and loan
           costs                                    3,104,874        2,917,939           975,361
        Loss on disposal of property                  110,743          369,609                --
      Change in accounts:
        Escrow, tenant security and other
           deposits                                 2,113,520        2,466,925        (2,977,564)
        Accounts receivable                           (16,886)          (9,656)          273,952
        Other assets                                 (195,716)         279,253          (254,137)
        Accounts payable and accrued expenses        (672,518)       1,057,377        (1,198,347)
        Accrued interest                            7,965,781       11,157,435        11,811,008
        Tenant security deposits                       49,412           94,291          (278,230)

               Net cash provided by (used in)
                   operating activities             2,834,722        4,238,659        (6,125,074)

    Cash flows from investing activities:
      Property improvements and replacements       (2,414,765)      (3,408,356)       (4,031,722)
      Decrease in short-term investments                   --               --         6,889,587

               Net cash (used in) provided
                   by investing activities       $ (2,414,765)    $ (3,408,356)    $   2,857,865



                                 VMS NATIONAL RESIDENTIAL PORTFOLIO I
                                 VMS NATIONAL RESIDENTIAL PORTFOLIO II
                                    (Illinois limited partnerships)

                             COMBINED STATEMENTS OF CASH FLOWS (Continued)

                         FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                                      1995             1994             1993
    Cash flows from financing activities:
      Payments on mortgage loans payable         $   (331,668)    $   (293,208)    $  (1,494,076)
      Payments on notes payable                            --               --        (6,665,000)
      Payments received on subscription notes          68,639          206,963         2,661,320
      Cash released to lenders on foreclosed
        properties                                   (649,472)        (316,725)         (839,316)
      Payment of advances                                  --               --           (56,551)

               Net cash used in financing
                   activities                        (912,501)        (402,970)       (6,393,623)

    Net increase (decrease) in cash                  (492,544)         427,333        (9,660,832)

    Cash at beginning of year                       2,476,476        2,049,143        11,709,975

    Cash at end of year                          $  1,983,932     $  2,476,476     $   2,049,143

    Supplemental disclosure of cash flow
      information:
      Cash paid for interest                     $  9,502,603     $  9,903,659     $  14,043,000

            See Accompanying Notes to Combined Financial Statements


                       VMS NATIONAL RESIDENTIAL PORTFOLIO I
                        (an Illinois limited partnership)
                      VMS NATIONAL RESIDENTIAL PORTFOLIO II
                        (an Illinois limited partnership)
      VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

                      NOTES TO COMBINED FINANCIAL STATEMENTS


1. GOING CONCERN

   The combined financial statements have been prepared assuming that the VMS National Properties Joint Venture (the "Venture") will continue as a going concern. The combined financial statements do not include any adjustments that might result from the outcome of the uncertainties described below, however such uncertainties raise substantial doubt about the Venture's ability to continue as a going concern.

   The Venture has incurred recurring operating losses, has a partners' deficit and is in default of certain debt agreements as described in "Note 7". Continued operating losses and insufficient cash flows to meet all obligations of certain of the Venture's properties are expected to occur. Historically, the General Partner and its affiliates had advanced funds to the Venture; however, the General Partner is not obligated, and does not intend, to fund any future deficits. During 1994, the General Partner and its affiliates assigned a portion of the unpaid advances to an affiliate of Insignia Financial Group, Inc., ("Insignia") ("Notes 5 and 10"). The General Partner is evaluating its options for the Venture should the Venture continue to suffer substantial losses from operations and cash deficiencies.

   In addition, the General Partner and its affiliates have incurred serious financial difficulties that may affect the ability of the General Partner to function in that capacity. The administration and management of the Venture are dependent on the General Partner and its affiliates. Pursuant to an agreement dated July 14, 1994, a transaction is pending in which the current General Partner would be replaced by MAERIL, Inc., an affiliate of Insignia. The substitution of MAERIL, Inc. as the General Partner is expected and has been approved by the Bankruptcy Court and certain other creditors, but there is no assurance that the transaction will be consummated. The pending replacement of the General Partner in and of itself will not necessarily improve the financial condition of the Venture.

   The combined financial statements do not include any adjustments relating to the recoverability of the recorded asset accounts or the amount of liabilities that might be necessary should the Venture be unable to continue as a going concern.

2. ORGANIZATION

   The Venture was formed as a general partnership pursuant to the Uniform Partnership Act of the State of Illinois and a joint venture agreement (the "Venture Agreement") dated September 27, 1984, between VMS National Residential Portfolio I ("Portfolio I") and VMS National Residential Portfolio II ("Portfolio II"). The General Partner of Portfolio I and Portfolio II is VMS Realty Investment, Ltd. (formerly VMS Realty Partners) an Illinois limited partnership. Prudential-Bache Properties, Inc. is also a minority general partner of Portfolio I. The Venture originally acquired 51 residential apartment properties located throughout the United States. Of these 51 properties, four were foreclosed prior to 1993. As more fully described in "Note 4", the Venture filed for Chapter 11 bankruptcy protection on February 22, 1991. The Venture's Second Amended and Restated Plan of Reorganization (the "Plan") became effective on September 30, 1993. Pursuant to the Plan, 19 of the Venture's properties were foreclosed in 1993, four properties were foreclosed in 1994, and an additional five properties were foreclosed in 1995. The Venture continues to own and operate 17 of the residential apartment complexes it originally acquired. In addition, as provided by the Plan, the Venture filed motions to abandon the two remaining non-retained HUD (as described below) properties (see "Note 13").

   Three of the remaining properties are encumbered by financings insured or held by the Department of Housing and Urban Development ("HUD"). These properties are owned by 3 separate subpartnerships (the "Subpartnerships"), of which the Venture owns a 99% interest. The remaining 1% interest is owned by VMS Realty Investment, Ltd. (Minority Interest). During 1993 cumulative losses of $640,144 previously allocated to the Minority Interest were reallocated to the Venture due to the severe financial difficulties encountered by the Minority Interest.

   The VMS/Stout Joint Venture (the "VMS/Stout Venture") was formed pursuant to an agreement dated August 18, 1984, which was amended and restated on October 4, 1984. VMS Realty Partners has a 50% interest and affiliates of the Seller (as defined below) have a 50% interest in the VMS/Stout Venture. The VMS/Stout Venture, the J.D. Stout Company ("Stout") and certain affiliates of Stout entered into a contract of sale dated August 18, 1984, which was amended on October 4, 1984. The contract provided for the sale by Stout and other owners (collectively the "Seller") of the 51 residential apartment complexes to the VMS/Stout Venture. The VMS/Stout Venture assigned its interest as purchaser to the Venture. During 1987, Stout assigned its interest in the VMS/Stout Joint Venture to ContiTrade Service Corporation ("ContiTrade"). On November 17, 1993, VMS Realty Partners assigned its interest in the VMS/Stout Joint Venture to the Partners Liquidating Trust (see "Note 8").

   Pursuant to the terms of the Joint Venture Agreement for the Venture and the respective Partnership Agreements for Portfolio I and Portfolio II, the Managing General Partner will manage Portfolio I, Portfolio II, VMS National Properties and each of the Venture's operating properties. The Limited Partners do not participate in or control the management of their respective partnership, except that certain events must be approved by the Limited Partners. These events include: (1) voluntary dissolution of either Portfolio I or Portfolio II, and (2) amending substantive provisions of either Partnership Agreement.

   The operating profits and losses of VMS National Properties and the Venture's properties are allocated to Portfolio I and Portfolio II on a pro-rata, cumulative basis using the ratio of their respective Limited Partnership Interests issued and outstanding. The operating profits and losses of Portfolio I and Portfolio II are allocated 98% to the respective Limited Partners and 2% to the respective General Partners.

   Operating cash flow distributions for Portfolio I and Portfolio II will be made atthe discretion of the Managing General Partner subject to the order of distribution indicated in the Plan and approved by the Bankruptcy Court.
   Such distributions will be allocated first to the respective Limited
   Partners in an amount equal to 12% per year (on a noncumulative basis) of their contributed capital; then, to the General Partners, a subordinated incentive fee equal to 10.45% of remaining operating cash flow; and finally, of the balance to be distributed, 98% to the Limited Partners and 2% to the General Partners.

   Distributions of proceeds arising from the sale or refinancing of the Venture's properties will be allocated to Portfolio I and Portfolio II in proportion to their respective Venture interests subject to the order of distribution indicated in the Plan and approved by Bankruptcy Court. Distributions by Portfolio I and Portfolio II will then be allocated as follows: (1) first to the Limited Partners in an amount equal to their aggregate capital contributions; (2) then to the General Partners in an amount equal to their aggregate capital contributions; (3) then, among the Limited Partners, an amount equal to $62,000,000 multiplied by the respective percentage interest of Portfolio I or Portfolio II in the Venture; and (4) finally, of the balance, 76% to the Limited Partners and 24% to the General Partners.

    In any event, there shall be allocated to the General Partners not less than 1% of profits or losses.

3.  ACCOUNTING POLICIES

  (a) The combined financial statements of the Venture for the period during the bankruptcy proceedings (February 22, 1991 to September 30, 1993) reflect the financial reporting guidance prescribed by the AICPA Statement of Position 90-7 (SOP 90-7), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". In accordance with SOP 90-7,interest on secured or undersecured debt of the Venture's entities in bankruptcy was recognized to the extent of cash paid or to the extent that the value of the related collateral exceeded the sum of principal plus accrued interest, determined on a property by property basis. Interest on unsecured claims was recognized only to the extent paid. Effective September 30, 1993, the Venture resumed an accrual basis of interest recognition. Mortgage interest recorded for the three years ended December 31, 1993, was $33,257,576 less than the contractual amount. Interest on notes payable and other interest expense recorded for the same period was $6,931,070 less than the contractual amount. Penalties on delinquent real estate taxes after February 22, 1991, and penalties on delinquent debt on the Venture's entities that were in bankruptcy were not approved by the Bankruptcy Court as an allowed claim. Therefore, these penalties were neither accrued in the combined financial statements nor contractually disclosed.

       Items of income or expense that were realized or incurred as a result of the reorganization are included in the Combined Statements of Operations as reorganization items. During the year ended December 31, 1993, $377,823 in interest was earned on accumulated cash resulting from Chapter 11 proceedings and $1,629,940 was incurred for professional, consulting and other fees, for the administration of Chapter 11 proceedings. Debt discounts (imputed interest) and deferred loan costs related to the Venture's entities in bankruptcy were written off as of February 22, 1991, in order to adjust the net debt balance to the amount allowed by the bankruptcy court as a claim against the Venture.

       Pursuant to the Plan which became effective on September 30, 1993, the Bankruptcy Court disallowed accrued contractual obligations of approximately $89,573,000 (see "Note 11") related to the retained complexes. Additionally, the assets and liabilities of the Venture's non-retained complexes (see "Note 5") have been segregated and presented as investment properties subject to abandonment and liabilities related to properties subject to abandonment on the Venture's Combined Balance Sheets (see "Note 13").

  (b) The accompanying combined financial statements include the accounts of Portfolio I, Portfolio II, the Venture and Subpartnerships (collectively, the "Partnerships"). Significant interpartnership accounts and transactions have been eliminated from these combined financial statements.

  (c) Depreciation is computed using the following methods and estimated useful lives:

                                 GAAP BASIS                        TAX BASIS
                                              Lives                              Lives
                         Method              (Years)         Method             (Years)
 Buildings and
     improvements    Straight-line          25 to 29     175% declining         18/19
                                                         balance (ACRS)

                                                         Straight-line           27.5
                                                         (Modified ACRS)

 Personal Property   150% declining             5        150% Declining            5
                     balance                             Balance (ACRS)

                     200% declining             7        200% declining            7
                     balance                             balance (Modified
                                                         ACRS)

                     150% declining            15        150% declining           15
                     balance                             balance (Modified
                                                         ACRS)

3.  ACCOUNTING POLICIES - (continued)

 (d) The investment properties are stated at the lower of cost or estimated fair value. The Venture performs a valuation analysis of its property periodically. This analysis is performed to determine the estimated fair value of the properties. Estimated fair value is determined using net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, physical condition of the properties and other factors to assess whether any permanent impairment in value has occurred.

      In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (Statement 121), which requires impairment losses to be recorded on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less then the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Venture will adopt Statement 121 in 1996; however, based on current circumstances, the Venture does not anticipate that Statement 121 will have any significant impact on the Ventures financial statements.

  (e) The Venture generally leases its residential apartment units for twelve month terms or less.

  (f) The Venture expenses the costs of advertising as incurred. Advertising expense included in operating expenses was $428,100, 426,389 and $671,202 for the years ended December 31, 1995, 1994 and 1993, respectively.

  (g) The Venture considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are carried at cost which approximates fair value. At times cash balances exceed the insured limit as provided by the Federal Deposit Insurance Corporation.

  (h) The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  (i) In 1995, the Venture implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Venture's cash and cash equivalents approximates fair value due to short-term maturities. The Venture estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Venture (Note 7). The carrying amounts of variable-rate mortgages approximate fair value due to frequent re-pricing.

  (j) Certain reclassifications have been made to the 1994 and 1993 balances to conform to the 1995 presentation.

  (k) The Partnership requires security deposits from all apartment lessees for the duration of the lease. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

4.    PETITION FOR RELIEF UNDER CHAPTER 11

  As a result of severe liquidity difficulties and impending foreclosure proceedings, the Venture filed for Chapter 11 bankruptcy protection on February 22, 1991. The initial filing included only the residential apartment complexes directly owned by VMS National Properties Joint Venture and excluded the 10 Subpartnerships consisting of 10 residential apartment complexes encumbered by financing insured or held by HUD and the investing limited partnerships, Portfolio I and Portfolio II. Due to the partnership agreements existing between the Venture, Portfolio I and Portfolio II, which provide the Venture with exclusive rights to the limited partner investor contributions, the Venture's initial filing was amended to reflect the Venture's right to receive any excess limited partner investor contributions.

  The Venture filed its proposed Plan of Reorganization and Disclosure Statement with the Bankruptcy Court on October 13, 1992. After several modifications to the Venture's proposed Plan, the "Second Amended and Restated Plan of Reorganization" (the "Plan") was approved by the Bankruptcy Court in March 1993 and became effective on September 30, 1993 (see "Note 5").

5.    PLAN OF REORGANIZATION

  The primary aspects of the Venture's Plan, effective September 30, 1993, include the following:

  a. The Venture retained 17 properties from the previously existing portfolio the "retained properties"). The retained properties consist of 16 non- HUD properties and one HUD property. The Venture filed motions to abandon the retained HUD properties held at Decmeber 31, 1993. Two of these non-retained properties remain at December 31, 1995.

  b. The senior mortgages on the Venture's non-HUD retained properties payable to lenders other than the FDIC were modified effective September 1, 1993. The modified senior mortgages provide for an interest rate of 8.75% per annum with payments based on a 30 year amortization commencing with the first payment due October 1, 1993, and mature on January 15, 2000. The modified senior loan balances consisted of principal and accrued interest balances due under the old mortgage terms at September 1, 1993, plus approved legal, late and other charges claimed by the senior lenders approximating $197,000 in the aggregate. There was no forgiveness of debt from the refinancing of mortgages payable to lenders other than the FDIC. The senior mortgage on the retained property which is insured by HUD was not modified.

5.  PLAN OF REORGANIZATION - (continued)

      The senior liens formerly held by the FDIC on two of the Venture's non-HUD retained properties were modified effective September 1, 1993, to accrue interest at 9% with monthly payments commencing October 1, 1993 of interest only at 7% on the restated FDIC notes' "Agreed Valuation Amount" (defined in "c" below). Interest is calculated on the basis of a 360 day year and the actual number of days in each month. The difference between the 9% accrual rate and the 7% minimum pay rate (the "FDIC Deferral") shall accrue, but not be added to principal, and shall bear interest at the 9% note rate from and after the due date of each payment, compounded monthly. All unpaid principal and accrued interest is due in full on the January 15, 2000, maturity date. Approximately $3,774,000 in prepetition accrued unpaid interest was written off at September 30, 1993, to reduce the senior-lien FDIC liabilities recorded on the Venture's books to the Agreed Valuation Amounts. A portion of this gain was deferred (see "Note 11").

  c. The junior lien mortgages formerly held by the FDIC on the Venture's retained properties were modified effective September 1, 1993, and mature January 15, 2000. The FDIC reduced its claim on two of the non-HUD retained complexes to $300,000 per property evidenced by a non-interest bearing note. The FDIC left intact liens for the full amount of the original claims at the petition filing date for all other properties (including the two senior liens discussed in "b" above) in the event the Venture defaults on any of its obligations under the former restated FDIC notes. The former restated FDIC junior-lien notes provide for a 10% accrual rate with monthly payments commencing October 1, 1993, of interest only at 7% on the non-HUD restated FDIC notes' Agreed Valuation Amount. Pursuant to the Plan, the Agreed Valuation Amount represents the total property value per the FDIC's June 1992 valuations less the property's senior lien indebtedness at September 30, 1992. The retained property governed by HUD Regulatory Agreements will make payments of interest only at 7% each April 1st and October 1st, payable only from distributable surplus cash as provided by the HUD Regulatory Agreement and following the HUD's approval of semi-annual surplus cash calculations prepared each December 31st and June 30th. The Agreed Valuation Amount represents the total principal claim that will be repaid provided there are no defaults under the terms of the restated notes. Approximately $68,060,000 in prepetition principal and accrued unpaid interest was written off at September 30, 1993, to reduce the former FDIC junior lien liabilities recorded on the Venture's books to the Agreed Valuation Amounts. A portion of this gain was deferred (see "Note 11").

  d. The Venture distributed the following amounts in conjunction with the terms of the Plan:

               (1) A $5,960,000 reserve to fund capital improvements at the retained properties was established in 1993. This reserve was exhausted at December 31, 1995.

               (2) Approximately $5,980,000 in allowed prepetition claims, including the nonaffiliated Letter of Credit Note (see "Note 8"), amounts due trade creditors, and real and personal property taxes on the retained properties was disbursed in October 1993.

               (3) Payments totalling approximately $1,006,000 were authorized for immediate distribution to affiliates of the Managing General Partner for reimbursement of cash advances and asset management services provided to the Venture (see "Note 10").

               (4) Payments of $50,000 each to the FDIC and ContiTrade Services Corporation were made for reimbursement of administrative costs incurred in connection with the Venture's bankruptcy case.

e. The VMS/Stout Joint Venture was granted an allowed claim in the amount of $49,534,819 for the Assignment and Long-Term Loan Arrangement Notes payable to it by the Venture (see "Note 8"). Payments totalling $3,475,000 in conjunction with this allowed claim were made to the non-affiliated members of the VMS/Stout Joint Venture on October 7, 1993. Of the remaining allowed claim, $4,000,000 is represented by a promissory note (the "ContiTrade Note") which bear interest at the rate of 5% per annum, while the remaining $42,059,819 is noninterest bearing. The ContiTrade Note is collateralized by a Deed of Trust, Assignment of Rents and Security Agreement on each of the Venture's retained properties, and provides ContiTrade with other approval rights as to the ongoing operations of the Venture's retained properties. The ContiTrade Note matures January 15, 2000.

f. The Venture entered into a Revised Restructured Amended and Restated Asset Management Agreement (the Revised Asset Management Agreement) with Insignia. Effective October 1, 1993, Insignia took over the asset management of the Venture's retained properties and partnership functions. However, an affiliate of the Managing General Partner assisted in the asset management functions of the Venture's retained and nonretained properties through July 1994. This affiliate was compensated by Insignia at the rate of 28% of the asset management fees paid to Insignia by the Venture. (See "Note 10").

      The Revised Asset Management Agreement provides for an annual compensation of $500,000 to be paid to Insignia in equal monthly installments. In addition, Insignia will receive reimbursement for all out-of-pocket costs incurred in connection with their services up to $200,000 per calendar year. Compensation to Insignia is to be paid from the available operating cash flow of the Venture's retained properties after the payment of operating expenses and fundings for insurance, real estate and personal property tax reserves, senior mortgage payments, minimum interest payment requirements on the former FDIC mortgages, and any debt service and principal payments currently due on any liens or encumbrances senior to the ContiTrade Deeds of Trust. If insufficient operating cash flow exists after the funding of these items, the balance of Insignia's compensation may be paid from available partnership cash sources. Additionally, the compensation payable to Insignia will be reduced proportionately for each of the Venture's retained properties which are sold or otherwise disposed of from time to time.

      The Venture also engaged Insignia affiliates to commence property management of all of the Venture's retained properties effective January 1, 1994.

6.  SUBSCRIPTION NOTES AND ACCRUED INTEREST RECEIVABLE

Portfolio I and Portfolio II executed promissory notes requiring cash contributions from the partners aggregating $136,800,000 to the capital of Portfolios I and II for 644 and 268 units, respectively. Of this amount, $134,919,694 was contributed in cash through December 31, 1995, and $910,074 was deemed uncollectible and written-off as of December 31, 1995. The following table represents the remaining Limited Partners' subscription notes principal balances and the related accrued interest receivable at December 31, 1995:


                                           Portfolio I       Portfolio II

   Subscription notes receivable            $586,445           $383,787
   Accrued interest receivable                67,995             67,146
   Total subscription notes and
     accrued interest receivable            $654,440           $450,933


       All amounts outstanding at December 31, 1995, are considered past due and bear interest at the default rate of 18%. The subscription notes receivable and the related interest are not recognized until collection is assured.

7.  MORTGAGE LOANS PAYABLE


                                   Principal                                                                     Principal
                                    Balance At                                                                   Balance
                                   December 31,      Imputed        Interest        Period        Maturity         Due At
 Property                              1995         Interest (A)      Rate        Amortized         Date          Maturity
 Buena Vista Apartments (L)
   1st mortgage                    $7,000,000                          (F)            --            01/00      $ 7,000,000

 Casa de Monterey (L)
   1st mortgage                       878,530                         8.75%         30 years        01/00(D)       841,837
   2nd mortgage                     6,449,978                          (G)            --            01/00        6,449,978

 Crosswood Park (L)
   1st mortgage                     4,308,655    1,589,744            7.50%         40 years        05/18(E)     (B) (C)
   2nd mortgage                     2,467,757                        (G) (H)          --            01/00        2,467,757

 Mt. View Apartments (L)
   1st mortgage                    10,165,000                          (F)            --            01/00       10,165,000

 Pathfinder (L)
   1st mortgage                     1,235,753                         8.75%        30 years         01/00(D)     1,184,140
   2nd mortgage                    11,170,128                          (G)            --            01/00       11,170,128

 Scotchollow (L)
   1st mortgage                     3,290,506                         8.75%        30 years         01/00(D)     3,153,075
   2nd mortgage                    22,425,548                          (G)            --            01/00       22,425,548

 Sierra Gardens Apartments (K)
   1st mortgage                     1,547,091      557,710            7.50%        40 years         08/19         (B) (C)
   2nd mortgage                     1,538,827                          (J)            --            12/99           (B)


                                    Principal                                                                   Principal
                                    Balance At                                                                   Balance
                                   December 31,     Imputed        Interest        Period        Maturity         Due At
 Property                              1995         Interest (A)     Rate        Amortized         Date          Maturity

 The Bluffs (L)
   1st mortgage                       621,747                       8.75%         30 years         01/00(D)       595,779
   2nd mortgage                       446,855                       8.75%         30 years         01/00(D)       428,192
   3rd mortgage                     3,005,949                         (G)            --            01/00        3,005,949

 Bellevue Towers (L)
   1st mortgage                       646,216                       8.75%         30 years         01/00(D)       619,225
   2nd mortgage                       300,000                        (I)             --            01/00          300,000

 Vista Village Apartments (L)
   1st mortgage                     1,947,454                       8.75%         30 years         01/00(D)     1,866,117
   2nd mortgage                     1,791,891                        (G)             --            01/00        1,791,891

 Chapelle Le Grande (L)
   1st mortgage                     1,218,057                       8.75%         30 years         01/00(D)     1,167,185
   2nd mortgage                     2,243,683                        (G)             --            01/00        2,243,683

 North Park Apartments (L)
   1st mortgage-1st phase             114,082                       8.75%         30 years         01/00(D)       109,317
              2nd phase               472,209                       8.75%         30 years         01/00(D)       452,487
              3rd phase               843,354                       8.75%         30 years         01/00(D)       812,112
              4th phase               424,462                       8.75%         30 years         01/00(D)       406,734
   2nd mortgage                     4,582,351                        (G)             --            01/00        4,582,351

 Shadowood Apartments (L)
   1st mortgage                     1,237,012                       8.75%         30 years         01/00(D)     1,185,348
   2nd mortgage                     1,058,831                        (G)             --            01/00        1,058,831

 Towers of Westchester Park (L)
   1st mortgage                     2,579,825                       8.75%         30 years         01/00(D)     2,472,078
   2nd mortgage                    14,438,833                        (G)             --            01/00       14,438,833


 7.  MORTGAGE LOANS PAYABLE - (continued)

                                    Principal                                                                   Principal
                                    Balance At                                                                   Balance
                                   December 31,     Imputed        Interest        Period        Maturity         Due At
 Property                              1995         Interest (A)     Rate        Amortized         Date          Maturity

 Terrace Gardens (L)
   1st mortgage                     2,277,831                       8.75%         30 years         01/00(D)     2,182,696
   2nd mortgage                     1,514,838                        (G)             --            01/00        1,514,838

 Carlisle Square (L)
   1st mortgage                     1,115,201                       8.75%         30 years         01/00(D)     1,068,624
   2nd mortgage                       300,000                        (I)             --            01/00          300,000

 Weatheridge Apartments (K)
   1st mortgage                     2,267,510      757,096          7.75%         37 years         05/15        (B)  (C)
   2nd mortgage                     2,239,405                        (J)             --            12/99         (B)

 Watergate Apartments (L)
   1st mortgage                     2,206,910                       8.75%         30 years         01/00(D)     2,114,737
   2nd mortgage                     1,156,767                        (G)             --            01/00        1,156,767

 Forest Ridge Apartments (L)
   1st mortgage                     2,148,946                       8.75%         30 years         01/00(D)     2,059,194
   2nd mortgage                     2,220,533                       8.75%         30 years         01/00(D)     2,127,791
   3rd mortgage                     3,128,583                        (G)                --         01/00        3,128,583

         Total                   $131,027,108   $2,904,550                                                   $118,046,805

     (A) Imputed interest represents the difference between the face value of assumed mortgage loans and the current market value of these obligations as determined by the 14% mortgage rate received from the Beverly Hills Mortgage Corporation at the dates of purchase. The book value of the real estate to which the debt relates was adjusted by this difference. Imputed interest is being amortized over the remaining lives of the related mortgage loans, using the effective interest method. This amortization amounted to $198,859 in 1995, $305,984 in 1994, $327,801 in 1993, and was included in mortgage interest expense for the respective year.

    (B) Three of the properties held at December 31, 1995, are encumbered by first mortgage financing insured or held by HUD. One of the three lenders has declared their HUD insured loan to be in default and has elected to assign their mortgage to HUD Secretary for collection. The second mortgages held by the FDIC are also in default.

    (C)    At maturity, the principal balance will be fully amortized.

    (D) Pursuant to the terms of the Venture's Plan, the senior mortgages on the Venture's non-HUD retained properties were modified effective September 1, 1993 (see "Note 5"). The modified senior mortgages provide for an interest rate of 8.75% per annum and a maturity date of January 15, 2000. Payments are based on a thirty-year amortization.

    (E) The senior mortgage on the Venture's HUD retained property, which is insured by HUD, was not modified.

    (F) The senior liens formerly held by the FDIC on two of the Venture's non-HUD retained properties were modified effective September 1, 1993, to accrue at 9% with monthly payments commencing October 1, 1993, of interest only at 7% on the restated FDIC notes' Agreed Valuation Amount, as defined (see "Note 5"). The difference between the 9% interest accrual rate and the 7% minimum interest rate shall accrue, but not be added to principal, and bear interest at the 9% note rate from and after the due date of each payment, compounded monthly. All unpaid principal and accrued interest is due in full on the January 15, 2000, maturity date.

    (G) The junior liens formerly held by the FDIC on the Venture's non-HUD retained properties were modified effective September 1, 1993, to accrue at 10% with monthly payments commencing October 1, 1993, of interest only at 7% on the restated FDIC notes' Agreed Valuation Amount as defined (see "Note 5"). The difference between the 10% interest accrual rate and the 7% minimum interest rate shall accrue, but not be added to principal, and bear interest at the 10% note rate from and after the due date of each payment, compounded monthly. All unpaid principal and accrued interest is due in full on the January 15, 2000, maturity date.

    (H) The retained property governed by HUD Regulatory Agreements will make payments of interest only at 7% each April 1st following HUD's approval of Surplus Cash Calculations prepared each December 31st.

    (I) The junior lien mortgages on the Venture's retained properties formerly held by the FDIC were modified effective September 1, 1993, and mature January 15, 2000. At the modification date, the FDIC reduced its claim on two of the non-HUD retained properties to $300,000 per property evidenced by a non-interest bearing note.

    (J) The interest rate terms for FDIC loans on non-retained properties were not modified and are as follows:

               Accrual Rate                     Pay Rate
           14.5% through 1994              11.6271% through 2000

      The accrual rate after 1994 through 2000 is the lesser of 15.5% or the weekly average yield on United States Treasury Securities, as defined, plus 2.75%. Interest payments may be made at a rate less than the pay rate of the loan, depending upon the amount of cash flow at each property. Any unpaid interest shall accrue, but not be added to principal, and bear interest from and after the due date of the payment, compounded semiannually. After the fifth year, through maturity, payments of principal and interest are due based on a thirty year amortization schedule at an interest rate of 11.6271%, with a balloon payment due at maturity; however, if the property does not generate sufficient cash flow to cover the principal and interest payments, amounts will be due based on cash flow, at a minimum interest only rate of 7%.

   (K) Represents property to be abandoned by the Venture in accordance with the provisions of the Plan.

   (L) Represents property to be retained by the Venture pursuant to the Plan.


   On October 28, 1995, the FDIC sold all of the debt it held related to the retained properties to BlackRock Capital Finance, L.P. The debt amounts and terms were not modified.

   The Managing General Partner believes that it is not appropriate to use the Venture's incremental borrowing rate for the debt as there is currently no market in which the Venture could obtain similar financing. Therefore, the Managing General Partner considers estimation of fair value to be impracticable.

7.  MORTGAGE LOANS PAYABLE - (continued)

   Principal payments on mortgage loans payable during the next five years are noted below. The 1996 amount includes the defaulted balances of $10,060,590 for the nonretained properties.

               1996                           $ 10,368,301
               1997                                334,705
               1998                                364,078
               1999                                396,044
               2000                            115,704,911
         Thereafter                              3,859,069
                                              $131,027,108

8.   NOTES PAYABLE

(a) The Venture executed a $29,000,000 purchase money subordinated note (the "Assignment Note") payable to the VMS/Stout Venture in exchange for the assignment by the VMS/Stout Venture of its interest in the contract of sale to the Venture. The Assignment Note is collateralized by the pledge from Portfolio I and Portfolio II of their respective interests in the Venture.

On November 17, 1993, VMS Realty Partners assigned its 50% interest in the VMS Stout Joint Venture to the Partners Liquidating Trust which was established for the benefit of the former creditors of VMS Realty Partners and its affiliates. As a result of this assignment of interest, the Assignment Note and the Long-Term Loan Arrangement Fee Note (see below) are no longer classified as notes payable to related parties.

The stated rate of interest on the Assignment Note (prior to modification by the Plan) was 12% per annum (compounded semi-annually) with monthly payments of interest only at a rate of 6%. Monthly payments on this note were discontinued in May 1990, and the accrual of interest was discontinued after the February 22, 1991, petition filing date. Additionally, effective April 10, 1991, VMS Realty Partners waived its right to collect interest on its portion of the Assignment Note.

Pursuant to the Plan, the allowed claim for the Assignment note and related interest was $46,284,819; $3,475,000 of this amount was paid in October 1993 in accordance with the terms of the Plan. The Venture also executed a $4,000,000 promissory note payable dated September 1, 1993 to ContiTrade Services Corporation (ContiTrade note) which bears interest at 5% per annum. This note represents a prioritization of payment to ContiTrade and did not represent the assumption of any additional debt. The ContiTrade note matures on January 15, 2000, and is collateralized by a Deed of Trust, Assignment of Rents and Security Agreement on each of the Venture's retained complexes. Accrued interest on the ContiTrade note at December 31, 1995, is $466,667.

The remaining $42,809,819 of the Assignment Note is non-interest bearing and is payable only after payment of debt of higher priority, including mortgage notes due to senior lien holders and junior mortgages payable to the FDIC. Pursuant to SOP 90-7, the Assignment Note, the Long-Term Loan Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. Accordingly, the Venture recognized an extraordinary gain on extinguishment of debt of $21,491,232 in 1993. Interest expense is being recognized through the amortization of the discount which totaled $2,877,750, $2,566,524 and $597,033 in 1995, 1994 and 1993, respectively.

(b) The Venture executed a $3,000,000 unsecured, nonrecourse promissory note, the "Long-Term Loan Arrangement Fee Note" payable to the VMS/Stout Venture as consideration for arranging long-term financing.

The stated rate of interest on this note prior to modification by the Plan is 10% per annum, payable on a monthly basis. Monthly interest payments on this Note were discontinued in May 1990. Additionally, the accrual of interest on this Note was discontinued after the February 22, 1991, petition filing date.

Pursuant to the Plan, the entire $3,000,000 principal balance plus $250,000 in unpaid accrued interest was granted as an allowed claim. None of this balance bears interest, and the balance is payable only after debt of a higher priority, including senior and junior mortgage loans.

8.  NOTES PAYABLE - (continued)

(c) The Venture executed a $3,190,000 nonrecourse promissory note payable to the Seller ("Stout Note") as additional consideration for the sale of the properties in 1984 which was collateralized by a letter of credit for $3,190,000.

The Venture discontinued scheduled monthly interest payments in May 1990 on the Stout Note. As a result, in July 1990 all three holders drew on the Letter of Credit for the principal note balances due. The drafts under the Letter of Credit bear interest at prime plus 5% and were due upon funding.

The accrual of interest on this Letter of Credit was discontinued after February 22, 1991.

Pursuant to the Plan, the entire amount of the allowed claim for the Letter of Credit, $3,504,874, was paid in full in October 1993.

9.  INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the combined financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

 The following is a reconciliation of reported net income and Federal taxable income:


                                            1995            1994             1993

 Net income as reported                $15,625,786     $ 2,890,481      $ 92,528,622
    Depreciation and amortization
      differences                       (2,342,407)     (2,647,071)       (5,136,984)
    Prepaid rent                           (24,220)         86,697                --
    Accrued audit                         (124,820)        127,435                --
    Unapplied cash                          32,503         289,193                --
    Gain on foreclosure                   (639,597)      8,591,365       148,446,614
    Management fees                             --        (121,478)         (586,584)
    Mortgage interest expense              (32,746)      1,179,782       (16,464,089)
    Write-down of fixed assets           7,212,315       2,968,413                --
    Other                                1,677,899       1,047,217           509,716
    Cancellation of debt income                 --              --       (48,899,783)
    Professional fees                           --              --           467,554

 Federal taxable income                $21,384,713     $14,412,034      $170,865,066

      The following is a reconciliation between the partnership's reported amounts and Federal tax basis of net assets and liabilities at December 31, 1995:

  Net assets as reported                        $(147,213,520)
  Land and buildings                               19,690,363
  Accumulated depreciation                        (43,993,647)
  Syndication costs                               (17,649,849)
  Deferred gain                                    54,052,737
  Loan costs                                        1,165,198
  Other deferred costs                              9,600,920
  Other                                             2,060,396
  Notes Payable                                     4,881,954
  Subscription note receivable                      2,112,632
  Mortgage payable                                (51,995,377)
  Accounts payable - Affiliates                     8,453,757

       Net assets - Federal tax basis           $(158,834,436)

10. TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

     (a) The Venture entered into agreements with affiliates of the Managing General Partner to provide asset management services at a fee equal to 1.5% (.5% to 1.5% for HUD properties) of monthly gross revenues. Subsequent to the February 22, 1991, bankruptcy filing, payment of these fees had been restricted by Bankruptcy Court approvals.
          Pursuant to the terms of the Venture's Plan, asset management fees of $1,734,100 for services rendered through September 30, 1993, were approved by the Bankruptcy Court as allowed claim payments. All affiliated asset management fees in excess of the allowed claim payments were written off as of September 30, 1993. Fees of $950,000 were approved for immediate payment and were paid in 1993. In addition, payments of $82,000 and $116,343 were made in 1995 and 1994, respectively. The remaining 585,757 prepetition portion of the allowed claim may be paid only from available partnership cash sources. Effective October 1, 1993, the Venture entered into an asset management agreement with Insignia in conjunction with the implementation of the Plan (see "Note 5").

          Various nonaffiliated management companies have managed the properties since September 1991. Accordingly, no affiliated property management fees were incurred or paid in 1993; however, prepetition property management fees of $356,108 were approved by the Bankruptcy Court for payment to an affiliate. This allowed claim may be paid only from available partnership cash and remains unpaid at December 31, 1995.

     (b) Certain affiliates of the General Partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the Plan. There were no property dispositions for which proceeds were received through December 31, 1995.

     (c) Prior to 1994, an affiliate of the Managing General Partner was reimbursed for accounting, due diligence, data processing, and other departmental costs, along with partnership travel, communication and certain overhead expenses of staff engaged in analysis and operation of Portfolio I, Portfolio II, the Venture and each of the Venture's operating properties.


10.  TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES (continued)

     These services were performed by Insignia in 1994 and 1995 (See "Note 5"). A portion of the 1994 reimbursements received by Insignia were assigned to an affiliate of the General Partner. The total reimbursable costs paid to an affiliate of the General Partner included on the Combined Statements of Operations for the years ended December 31, 1994 and 1993 amounted to $94,681 and $684,982, respectively. Payment of these reimbursable costs during the bankruptcy proceedings was restricted to $25,000 per month pursuant to court-approved cash collateral orders. No such payments were made in 1993, 1994 and 1995; however $754,957 in prepetition reimbursable costs was approved for payment as part of the Plan. This claim, which remains unpaid as of December 31, 1995, may be paid from partnership cash only. The remainder of reimbursable costs payable to affiliates not allowed by the Bankruptcy Court were written off as of September 30, 1993.

(d) Under the terms of the Venture agreement, the Managing General Partner and its affiliates provided management and other services to the Venture through December 31, 1991. Pursuant to the Plan, a prepetition portion of fees totalling $583,333 was approved for payment from available partnership cash. No payments of these fees have been made during 1995, 1994 or 1993. The portion of these fees not allowed by the Bankruptcy Court were written off.

(e) The Venture has engaged affiliates of Insignia to provide day-to-day management of the Venture's properties and to provide all partnership administrative functions under an agreement which provides for property management fees equal to 4% of revenues on each property and asset management fees of $500,000 for the Venture in total. For the period from October 1, 1993, through July 14, 1994, Insignia assigned a portion of these fees to an affiliate of the General Partner. Payments to this affiliate under this assignment were approximately $93,000 in 1994.



11.  EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

The Combined Statements of Operations for the year ended December 31, 1995, 1994 and 1993 reflect the foreclosures of 5, 4, and 19 of the Venture's properties, respectively. As a result of these foreclosures, the following liabilities and assets were written off:


                                     1995              1994               1993
 Mortgage Principal Payable     $ 22,073,873      $ 23,319,976      $ 127,254,212
 Accrued Interest Payable         25,636,250        16,489,517         50,563,155
 Other                              (644,941)         (368,417)          (115,407)
 Investment in Properties        (23,453,223)      (22,857,797)      (129,722,640)
 Accumulated depreciation         10,985,570        10,834,945         53,641,232
 Extraordinary Gain             $ 34,597,529      $ 27,418,224      $ 101,620,552

 Additionally, as a result of the implementation of the Venture's Plan of Reorganization, certain liabilities compromised by the Plan were adjusted in 1993 to the present value of amounts to be paid determined at appropriate current interest rates. As a result, the Venture realized a gain in 1993 on extinguishment of debt on the retained properties as follows:

               FDIC mortgages                                 $  9,972,239

               Accrued interest on former FDIC mortgages        55,215,496

               Notes payable                                    21,491,232
               Other                                             2,893,882
               Extraordinary Gain                               89,572,849
               Less portion of gain deferred                   (54,052,737)
               Extraordinary gain realized                    $ 35,520,112


 Pursuant to the Plan, the mortgages formerly held by the FDIC were modified effective September 30, 1993. For 15 of the 17 retained properties, the face value of the note was restated to the Agreed Valuation Amount (see "Note 5").Under the terms of the restated notes, the FDIC may reinstate the full claim which was in place at the petition filing date upon the default of any note.
The restated notes are cross-collateralized; however, they are not cross-defaulted. As a result, the Venture deferred $54,052,737 of this extraordinary gain on extinguishment of debt and recognized an additional $35,520,112 in 1993. On October 28, 1995, the FDIC sold all of the debt it held related to the retained properties to BlackRock Capital Finance, L.P. The debt amounts and terms were not modified.

12.  CONTINGENCIES

     The Venture and certain affiliates of the Venture, including the Managing General Partner and certain officers and directors of the Managing General Partner, are parties to certain legal proceedings pending at December 31, 1995. The legal proceedings in which the Venture is included relate primarily to the limited partners' investment in the Venture. The adverse outcome of any one or more legal proceedings against the Venture or any of its affiliates which provide financial support or services to the Venture could have a materially adverse effect on the present and future operations of the Venture. The eventual outcome of these matters cannot be determined at this time. Accordingly, no provision for any liability that may result has been made in the financial statements.

13. INVESTMENT PROPERTIES SUBJECT TO ABANDONMENT

     The Venture's investment in properties for which it obtained Bankruptcy Court approval to abandon, and to which it still held legal title for two of these properties at December 31, 1995, has been presented as "Investment Properties Subject To Abandonment" on the Venture's Combined Balance Sheets at December 31, 1995 and December 31, 1994. The extraordinary gain on the extinguishment of debt for all of these properties will exceed the ordinary loss from the write down of the net carrying values of these properties to their estimated fair market values. Therefore, no allowance or provision for the loss in asset value has been made in the Venture's Combined Statements of Operations for the year ended December 31, 1995. Five of these properties were foreclosed during 1995 (see "Note 11").

14.  HUD CONTINGENCIES

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

15.  Investment Properties and Accumulated Depreciation


                                                           Initial Cost
                                                             To Venture

                                                                  Buildings                         Provision to
                                                                   Personal          Subsequent      Reduce to
 Description                     Encumbrance        Land           Property         Improvements     Fair Value
 BELLEVUE TOWERS APTS.
 a 118 unit, 18 story apt.            (a)       $ 244,615       $  3,993,783        $ 666,304       $(1,200,000)
 complex in Memphis, TN

 THE BLUFF APTS.
 a 137 unit garden apt                (a)         193,529          3,666,751          364,304                --
 complex in Milwaukie, OR

 BUENA VISTA APTS.
 a 92 unit mid-rise apt.              (a)         893,433          4,538,308          364,725                --
 complex in Pasadena, CA

 CARLISLE SQUARE APTS.
 a 100 unit garden apt.               (a)         717,373          2,696,542          449,069                --
 complex in Albuquerque, NM

 CASA DE MONTEREY APTS.
 a 144 unit garden apt.               (a)         868,860          6,135,744          615,932                --
 complex in Norwalk, CA

 CHAPELLE LE GRAND APTS.
 a 105 unit apt. complex              (a)         165,998          3,873,268          509,043                --
 in Merrillville, IN

 CROSSWOOD PARK APTS.
 a 180 unit garden apt.               (a)         611,229          8,597,396        1,267,635        (2,000,000)
 complex in Citrus Heights, CA

 FOREST RIDGE APTS.                   (a)       $ 700,975         $6,930,231          747,905                --
 a 278 unit garden apt.
 complex in Flagstaff, AZ

 MOUNTAIN VIEW APTS.                  (a)       1,289,513          8,489,942          741,263                --
 a 168 unit apt. complex
 in San Dimas, CA

 NORTH PARK APTS.                     (a)         556,726          8,349,341        1,155,993                --
 a 284 unit apt. complex
 in Evansville, IN

 PATHFINDER APTS.                     (a)       3,040,551         11,697,848        1,347,085        (1,250,000)
 a 246 unit garden apt.
 complex in Fremont, CA

 SCOTCHOLLOW APTS.
 a 418 unit apt. complex              (a)       3,509,601         19,344,129        4,485,307                --
 in San Mateo, CA

 SHADOWOOD APTS.
 a 120 unit apt. complex              (a)         208,617          3,393,438          501,311                --
 in Monroe, LA

 SIERRA GARDENS APTS.
 a 72 unti apt. complex               (a)         338,429          2,510,278          238,379                --
 in Riverside, CA

 TERRACE GARDENS APTS.
 a 126 unit townhouse apt.            (a)         433,041          4,516,946          439,887                --
 complex in Omaha, NE

 TOWERS OF WESTCHESTER
 PARK APTS.
 a 303 unit apt. complex              (a)         528,915          13,490,551       1,661,437                --
 in College Park, MD

 VISTA VILLAGE APTS.
 a 220 unit garden apt.               (a)         567,581           5,209,193         674,469                --
 complex in El Paso, TX

 WATERGATE APTS.
 a 140 unit apt. complex              (a)         262,622           5,624,947         927,299                --
 in Little Rock, AR

 WEATHERIDGE APTS.
 a 144 unit garden apt.
 complex in Camilius, NY              (a)         220,640           4,006,771         315,280                --

        Total                                  15,352,248         127,065,407      17,472,627        (4,450,000)

                          Gross Amount At Which Carried
                               At December 31, 1995

                                    Buildings
                                   And Related
                                     Personal                                       Year         Date     Depreciable
 Description           Land          Property        Total       Depreciation    Constructed   Acquired   Life-Years
 BELLEVUE TOWERS   $  172,615    $  3,532,087    $  3,704,702   $ 2,141,666         1970      10/26/84      5-27.5

 THE BLUFF APTS.      193,529       4,031,055       4,224,584     2,083,427         1968      10/26/84      5-27.5

 BUENA VISTA APTS.    893,433       4,903,033       5,796,466     2,614,947         1972      10/26/84      5-27.5



 15.  Investment Properties and Accumulated Depreciation - (continued)




                      Gross Amount At Which Carried
                            At December 31, 1995

                                       Buildings
                                     And Related
                                      Personal                    Accumulated        Year        Date      Depreciable
 Description                 Land     Property         Total       Depreciation   Constructed   Acquired   Life-Years
 CARLISLE SQUARE APTS. $  717,373   $   3,145,611   $ 3,862,984   $  1,604,624       1970      10/26/84     5-27.5

 CASA DE MONTEREY APTS.   868,860       6,751,676     7,620,536      3,520,815       1970      10/26/84     5-27.5

 CHAPELLE LE GRAND        165,998       4,382,311     4,548,309      2,172,780       1972      12/05/84     5-27.5

 CROSSWOOD PARK APTS.     471,229       8,005,031     8,476,260      4,077,045       1977      12/05/84      5-29

 FOREST RIDGE APTS.       700,975       7,678,136     8,379,111      3,813,172       1974      10/26/84     5-27.5

 MOUNTAIN VIEW APTS.    1,289,513       9,231,205    10,520,718      4,430,480       1978      10/26/84      5-29

 NORTH PARK APTS.      $  556,726    $  9,505,334   $10,062,060   $  4,795,789       1968      11/14/84     5-27.5

 PATHFINDER APTS.       2,753,051      12,082,433    14,835,484      6,761,051       1971      10/26/84     5-27.5

 SCOTCHOLLOW APTS.      3,509,601      23,829,436    27,339,037     12,394,229       1973      10/26/84     5-27.5

 SHADOWOOD APTS.          208,617       3,894,749     4,103,366      1,962,722       1974      11/14/84     5-27.5

 SIERRA GARDENS APTS.     338,429       2,748,657     3,087,086      1,298,405       1979      12/05/84      5-29

 TERRACE GARDENS APTS.    433,041       4,956,833     5,389,874      2,543,855       1973      10/26/84     5-27.5

 TOWERS OF WESTCHESTER    528,915      15,151,988    15,680,903      7,822,291       1971      10/26/84     5-27.5

 PARK APTS.

 VISTA VILLAGE APTS.      567,581       5,883,662     6,451,243      2,769,495       1971      10/26/84     5-27.5

 WATERGATE APTS.          262,622       6,552,246     6,814,868      3,168,739       1972      10/26/84     5-27.5

 WEATHERIDGE APTS.        220,640       4,322,051     4,542,691      2,243,649       1973      12/05/84     5-27.5

            TOTAL     $14,852,748    $140,587,534  $155,440,282   $ 72,219,181


(a) See description of Mortgage Loans Payable in "Note 7" of Notes to Combined Financial Statements.
(b) The aggregate cost of land, building, personal property and improvements for financial reporting purposes differs from Federal income tax purposes by the imputed interest recorded at the various dates of acquisition. As a result of the Venture's reorganization and related debt modification, the aggregate cost for Federal income tax purposes of buildings and improvements was downwardly adjusted in 1993. The aggregate costs of the real estate for Federal income tax purposes at December 31, 1995 and 1994, is $175,133,297 and $207,598,281, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994, is $116,336,946 and $128,994,887, respectively.

(c)     Reconciliation of Real Estate

                                          1995              1994              1993
 Balance at beginning of year        $180,145,689       $204,479,778      $349,751,529
 Additions during the year:
  Improvements                          2,414,765          3,408,356         4,031,722
 Provision to reduce investment
  properties to fair value             (3,257,417)        (3,774,071)      (19,580,833)
 Writeoff of properties due to
  foreclosures                        (23,453,223)       (22,857,797)     (129,722,640)
 Disposition of property                 (409,532)        (1,110,577)               --

 Balance at End of Year              $155,440,282       $180,145,689      $204,479,778

  Reconciliation of Accumulated Depreciation

 Balance at beginning of year        $ 77,413,702       $ 82,330,456     $ 126,057,740
 Depreciation expense for
  the year                              6,089,838          6,659,158         9,913,948
 Writeoff of accumulated
  depreciation on foreclosed
  properties                          (10,985,570)       (10,834,945)      (53,641,232)
 Disposition of property                 (298,789)          (740,967)               --
 Balance at End of Year              $ 72,219,181       $ 77,413,702     $  82,330,456

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                      PART III

Item 10.  Directors and Executive Officers of the Registrant

 The Managing General Partner of Partnership I and Partnership II at December 31, 1995, was VMS Realty Investment, Ltd., an Illinois General Partnership. Prudential-Bache Properties, Inc. was a minority General Partner of Partnership I at December 31, 1995.

 VMS Realty Investment, Ltd. is a limited partnership owned by Azel Realty Corporation (100% owned by Robert D. Van Kampen), PRM Realty Corporation (100% owned by Peter R. Morris), JAS Realty Corporation (100% owned by Joel A. Stone), Brewster Realty Inc. (which is controlled by Messrs. Van Kampen and Stone) and Residential Equities, Ltd. (which is 100% owned by Peter R. Morris) and XCC Investment Corporation (a Delaware Corporation).

 VMS Realty Partners ("VMS"), an affiliate of the General Partner, assisted the Managing General Partner in the management and control of the Venture's affairs through November 17, 1993, and Strategic Realty Advisors, Inc. ("SRA"), also an affiliate of the General Partner, replaced VMS in assisting the Managing General Partner effective November 18, 1993. VMS Realty Partners is an Illinois general partnership whose partners are Van Kampen/Morris/Stone, Inc. (100% owned by Robert D. Van Kampen, Peter R. Morris and Joel A. Stone), Residential Equities, Ltd. (100% owned by Mr. Morris), XCC Investment Corporation (a subsidiary of Xerox Credit Corporation) and Brewster Realty, Inc. (100% owned by Messrs. Van Kampen and Stone). A substantial number of the officers of VMS are also officers of entities affiliated with VMS. The principal executive officers of VMS are the following:

     Joel A. Stone  .............   President and Chief Executive Officer and
                                      Member of the Executive Committee

     Peter R. Morris  ...........   Member of the Executive Committee

     Robert D. Van Kampen  ......   Member of the Executive Committee

     Stuart Ross  ...............   Member of the Executive Committee

The principal executive officers of SRA are the following:

     Joel A. Stone  .............   President and Chief Executive Officer

     Richard A. Berman ...........  Senior Vice President/Secretary

     Thomas A. Gatti .............  Senior Vice President

 JOEL A. STONE, age 51, is President and Chief Executive Officer of Strategic Realty Advisors, Inc., since November 1993. From the inception in 1981 of VMS Realty Partners, he held the positions of President and then Chief Executive Officer. Mr. Stone began his career as an Internal Revenue Agent and worked as a certified public accountant and an attorney specializing in taxation and real estate law. In 1972, Mr. Stone co-founded the certified public accounting firm formerly known as Moss, Stone and Gurdak. In 1979, Mr. Stone joined the Van Kampen group of companies, a privately held business engaged in investment banking and in real estate activities. He served as Senior Vice President of Van Kampen Merritt, Inc. until its sale to Xerox Corporation in 1984. An alumnus of DePaul University, Mr. Stone earned a Bachelor of Science degree in Accounting in 1966 and a Juris Doctorate in 1970. Mr. Stone is a member of the Illinois Bar and a certified public accountant.

 PETER R. MORRIS, age 46, is a member of the Executive Committee of VMS, and is one of the three individuals owning the entities that own VMS. From July 1970 to June 1973, Mr. Morris was employed by Continental Wingate Company, Inc., a firm engaged in the development of inner city housing projects, in the capacities of Vice President/Finance, Director/Consulting Division and
Executive Assistant to the President. He has published a book and numerous articles relating to real estate development and syndication. Mr. Morris has been involved in the real estate and finance business with Messrs. Van Kampen and Stone since 1977. He received a Bachelor of Arts degree (summa cum laude) from Princeton University in 1971 and a Juris Doctorate (cum laude) from Harvard Law School in 1975.

 ROBERT D. VAN KAMPEN, age 57, is a member of the Executive Committee of VMS and is one of the three individuals owning the entities that own VMS. Mr. Van Kampen has been involved in various facets of the municipal and corporate bond business for over 20 years. In 1967, he co-founded the company now known as Van Kampen Merritt, Inc., which specializes in municipal bonds and acts as a sponsor of unit investment trusts. The firm was sold to Xerox Corporation in January 1984. Mr. Van Kampen is a general partner of Van Kampen Enterprises. Mr. Van Kampen received his Bachelor of Science degree from Wheaton College in 1960.

 STUART ROSS, age 59, is a member of the Executive Committee of VMS. He is an executive vice president of Xerox Corporation and chairman and chief executive officer of Xerox Financial Services, Inc., a wholly owned subsidiary. Mr. Ross joined Xerox in 1966 and has held a series of financial management positions.
He assumed his current position in May 1990. Prior to Xerox, Mr. Ross was a financial representative for The Macmillan Publishing Company from 1963 to 1966, and a public accountant for Harris, Kerr, Forster & Company from 1958 to 1963. Mr. Ross is a director of Crum and Forster, Inc. and Ekco Group, Inc., and a trustee of the State University of New York at Purchase. He received a bachelor of science degree in accounting from New York University in 1958 and a master of business administrative degree from the City College of New York in 1966. Mr. Ross is a certified public accountant.

 RICHARD A. BERMAN, age 44, is a Senior Vice President and General Counsel of Strategic Realty Advisors, Inc. From 1986 through 1993, Mr. Berman was employed by VMS Realty Partners and was First Vice President and Corporate Counsel.
Prior to joining VMS Realty Partners, Mr. Berman was a partner in the law firm
of   Gottlieb and Schwartz with his practice concentrated in corporate and real estate law. He received a Juris Doctorate from Northwestern University School of Law (Cumlaude, 1976) and a Bachelor of Arts degree from the University of Illinois (high honors, 1973). Mr. Berman is a member of the Illinois Bar.

 THOMAS A. GATTI, age 39, is a Senior Vice President - Partnership Accounting of Strategic Realty Advisors, Inc., effective November 18, 1993. Prior to this time, Mr. Gatti was First Vice President - Partnership Accounting with VMS Realty Partners, where he was employed since January, 1982. Prior to joining VMS Realty Partners, he was with Coopers & Lybrand. Mr. Gatti received a Bachelor of Science in Accounting from DePaul University in 1978. Mr. Gatti is a Certified Public Accountant.

 Prudential-Bache Properties, Inc.

 Prudential-Bache Properties, Inc.("PBP"), pursuant to the Partnership Agreement, does not participate in or exercise control over the affairs of the Partnership.

 The directors and officers of PBP are as follows:

  James M. Kelso..................  President, Chief Executive Officer, Chairman
                                    of the Board of Directors, and Director
  Barbara J. Brooks...............  Vice President - Finance and Chief Financial
                                    Officer

 JAMES M. KELSO, age 40, is the President, Chief Executive Officer, Chairman of the Board of Directors and Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated ("PSI"). Mr. Kelso also serves in various capacities for other affiliated companies. Mr. Kelso joined PSI in July 1981.

 BARBARA J. BROOKS, age 46, is the Vice President-Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held numerous positions within PSI since 1983. Ms. Brooks is a certified public accountant.

 There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and/or officers have indefinite terms.

 Legal Proceedings

 See "Item 3, Legal proceedings", for a discussion of legal proceedings during the past five years which may be material to an evaluation of the ability or integrity of any of the aforementioned directors or officers and VMS Realty Partners and its affiliates.

 Item 11.  Executive Compensation

 None of the directors and officers of the General partner received any remuneration from the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)   Security ownership of certain beneficial owners.

      No person owns of record or is known by the Partnerships to own beneficially more than 5% of the outstanding Interests of either of the Partnerships as of December 31, 1995.

(b)   Security ownership of management.

      No partners of VMS Realty Investment, Ltd. or officers or directors of Prudential-Bache Properties, Inc., the general partners of the Partnerships, own any Limited Partnership Interests in the Partnerships.

      No general partners, officers or directors of the General Partners of the Partnerships possess the right to acquire a beneficial ownership of Interests of either of the Partnerships.

(c)   Changes in Control.

      The managing general partner of the Registrant is currently contemplating an agreement with Insignia Financial Group, Inc. ("Insignia") whereby an affiliate of Insignia would replace VMSRIL as the managing general partner of the Partnerships.

 Item 13.  Certain Relationships and Related Transactions

 See "Note 10" of the Notes to Combined Financial Statements for information relating to transactions with affiliates.

                                      PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following combined financial statements of the Registrant are included in Item 8:

     Combined Balance Sheets at December 31, 1995 and 1994.

     Combined Statements of Operations for the years ended December 31, 1995, 1994 and 1993.

     Combined Statements of Changes in Partners' Deficit for the years ended December 31, 1995, 1994 and 1993.

     Combined Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

     Notes to Combined Financial Statements

     Schedules, other than those listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

     The following items are incorporated:

     Part V - Amended Restated Certificate and Agreement of:

     Item 1(b)(i)  Limited Partnership of VMS National Residential Portfolio I.

     Item 1(b)(ii)  Limited Partnership of VMS National Residential Portfolio
     II.

     Item 1(b)(iii) Joint Venture Agreement between VMS National Residential Portfolio I and VMS National Residential Portfolio II.

 (b) No reports on Form 8-K were filed during the quarter ended December 31, 1995.

 (c)                               EXHIBIT INDEX


 Exhibit No.                                Description
 (3) and (21)          Portions of the Prospectus of the Partnership dated May 15,
                       1986 as supplemented by Supplement Numbers 1 through 7 dated
                       December 18, 1986, February 11, 1987, March 31, 1987, August
                       19, 1987, January 4, 1988, April 18, 1988 and June 30, 1988
                       as filed with the Commission  pursuant to Rule 424(b) and
                       (c), as well as the Restated Limited Partnership Agreement set forth as Exhibit A to the Prospectus, are hereby
                       incorporated by reference, specifically pages 15 - 21, 44 -
                       68, 76, 86 - 90, 106 - 108, A9 - A13, A16 - A20 and
                       Supplements Numbers 1 and 2.

(10A)                  Stipulation Regarding Entry of Agreed Final Judgement of
                       Foreclosure and Order Relieving Receiver of Obligation to
                       Operate Subject Property - Kendall Mall is incorporated by reference to the Form 10-QSB dated June 30, 1995.

(27)                   Financial Data Schedule






                                     SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VMS NATIONAL PROPERTIES JOINT VENTURE
                                   (Registrant)

                                   VMS National Residential Portfolio I

                                   By:   VMS Realty Investment, Ltd.
                                         Managing General Partner

                                   By:   JAS Realty Corporation


Date: March 29, 1996               By:   /s/Joel A. Stone
                                         Joel A. Stone, President


Date: March 29,1996                By:   /s/Thomas A. Gatti
                                         Thomas A. Gatti
                                         Senior Vice President and
                                         Principal Accounting Officer


                                   VMS National Residential Portfolio II

                                   By:   VMS Realty Investment, Ltd.
                                         Managing General Partner

                                   By:   JAS Realty Corporation


Date: March 29, 1996               By:   /s/Joel A. Stone
                                         Joel A. Stone, President


Date: March 29, 1996               By:   /s/Thomas A. Gatti
                                         Thomas A. Gatti
                                         Senior Vice President and
                                         Principal Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Joel A. Stone               President
Joel A. Stone



                               Senior Vice President and
Thomas A. Gatti                Principal Accounting Officer