Form 10-Q
period 1996-03-31
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 1996-05-13
CIK 789089

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


                  For the quarterly period ended March 31, 1996

                                       or

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


                             COMBINED BALANCE SHEET
                                 (in thousands)
                                   (Unaudited)

                                                       March 31,      December 31,
                                                         1996             1995
 Assets
   Cash and cash equivalents:
      Unrestricted                                    $   2,134        $   1,984
      Restricted-tenant security deposits                 1,122            1,120
   Accounts receivable                                      209              240
   Escrows and other reserves                             1,627            1,364
   Other assets                                             494              511
   Investment properties
      Land                                               14,293           14,293
      Buildings and personal property                   133,826          133,517

   Investment properties subject to abandonment
      Land                                                  559              559
      Buildings and personal property                     7,072            7,071

      Less accumulated depreciation                     (73,585)         (72,219)

                                                      $  87,751        $  88,440

 Liabilities and Partners' Deficit

 Liabilities
   Accounts payable                                   $     339        $     356
   Tenant security deposits                               1,086            1,080
   Accrued interest                                       9,115            8,193
   Accrued taxes                                            525              507
   Other liabilities                                        746              559
   Mortgage loans payable                               121,784          121,845
   Notes payable                                         31,382           30,610
   Advances from affiliates of general partner            2,280            2,280
   Deferred gain on extinguishment of debt               54,053           54,053

   Liabilities subject to abandonment:
      Tenant security deposits                               50               53
      Accrued interest                                    9,942            9,477
      Accrued taxes                                         175              121
      Other liabilities                                      68              242
      Mortgage loans payable                              6,291            6,278

   Partners' Deficit                                   (150,085)        (147,214)

                                                      $  87,751        $  88,440

             See Accompanying Notes to Combined Financial Statements

b)                    VMS NATIONAL RESIDENTIAL PORTFOLIO I

                      VMS NATIONAL RESIDENTIAL PORTFOLIO II
                         (Illinois limited partnerships)
      VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

                        COMBINED STATEMENTS OF OPERATIONS
                    (in thousands, except per interest data)
                                   (Unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                              1996         1995
 Revenues:
    Rental income                                          $  6,281     $  6,974
    Other income                                                272          372
          Total revenues                                      6,553        7,346

 Expenses:
    Operating                                                 1,736        2,200
    General and administrative                                  268          280
    Property management fees                                    264          294
    Maintenance                                                 682          805
    Depreciation                                              1,435        1,754
    Interest                                                  4,549        5,634
    Property taxes                                              519          593
       Total expenses                                         9,453       11,560

    Loss on disposal of property                                (17)         (43)

       Net loss                                            $ (2,917)    $ (4,257)

 Net loss allocated to general partners                    $    (58)    $    (85)
 Net loss allocated to limited partners                      (2,859)      (4,172)

                                                           $ (2,917)    $ (4,257)
 Net loss per limited
    partnership interest:
    Portfolio I  (644 interests)                           $ (3,136)    $ (4,571)
    Portfolio II (268 interests)                             (3,132)      (4,583)

             See Accompanying Notes to Combined Financial Statements


c)

                                     VMS NATIONAL RESIDENTIAL PORTFOLIO I
                                      VMS NATIONAL RESIDENTIAL PORTFOLIO II
                                         (Illinois limited partnerships)
                      VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS
                                COMBINED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                                  (in thousands)
                                                   (Unaudited)

                                                                       VMS National Residential Portfolio I
                                                                                Limited Partners

                                                General       Accumulated        Subscription
                                               Partners         Deficit              Notes          Total          Total
 Partners' deficit at December 31, 1995        $ (3,382)      $  (99,615)         $     (587)   $ (100,202)    $ (103,584)

 Collections of subscription notes                   --               --                  31            31             31

 Net loss for the three months ended
      March 31, 1996                                (41)          (2,019)                 --        (2,019)        (2,060)

 Partner's deficit at March 31, 1996           $ (3,423)       $(101,634)         $     (556)    $ (102,190)   $ (105,613)



                                                                       VMS National Residential Portfolio I
                                                                                Limited Partners

                                                General       Accumulated        Subscription
                                               Partners         Deficit              Notes          Total          Total
 Partners' deficit at December 31, 1995        $ (1,414)      $  (41,831)         $     (385)    $  (42,216)   $  (43,630)

 Collections of subscription notes                   --               --                  15            15             15

 Net loss for the three months ended
      March 31, 1996                                (17)            (840)                 --           (840)         (857)

 Partner's deficit at March 31, 1996           $ (1,431)       $ (42,671)         $     (370)    $  (43,041)   $  (44,472)

      Combined total                           $ (4,854)       $(144,305)         $     (926)    $(145,231)     $(150,085)

                  See Accompanying Notes to Combined Financial Statements

d)                    VMS NATIONAL RESIDENTIAL PORTFOLIO I
                      VMS NATIONAL RESIDENTIAL PORTFOLIO II
                         (Illinois limited partnerships)
      VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                  Three Months Ended
                                                                         March 31,
                                                                 1996              1995
 Cash flows from operating activities:
    Net loss                                                 $  (2,917)         $ (4,257)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
       Depreciation                                              1,435             1,754
       Amortization of discounts and loan costs                    804               768
       Loss on disposal of property                                 17                43
    Change in accounts:
       Escrows and other reserves                                 (263)              895
       Accounts receivable                                          31                35
       Tenant security deposits-restricted                          (2)              (23)
       Other assets                                                 13                (4)
       Accounts payable                                            (17)             (372)
       Tenant security deposit liabilities                           3                32
       Accrued taxes                                                72               215
       Accrued interest                                          1,387             2,372
       Other liabilities                                            12              (477)

            Net cash provided by operating activities              575               981

 Cash flows from investing activities:
    Property improvements and replacements                        (395)             (613)

            Net cash used in investing activities                 (395)             (613)

 Cash flows from financing activities:
    Payments on mortgage loans payable                             (75)              (68)
    Payments received on subscription notes                         45                26

            Net cash used in financing activities                  (30)              (42)

 Net increase in cash and cash equivalents                         150               326

 Cash and cash equivalents at beginning of period                1,984             2,476

 Cash and cash equivalents at end of period                  $   2,134          $  2,802

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                   $   2,337          $  2,475

             See Accompanying Notes to Combined Financial Statements

e)                    VMS NATIONAL RESIDENTIAL PORTFOLIO I
                      VMS NATIONAL RESIDENTIAL PORTFOLIO II
                         (Illinois limited partnership)
      VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

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

The Venture has incurred recurring operating losses, has a partners' deficit and is in default of certain debt agreements. Continued operating losses and insufficient cash flows to meet all obligations of certain of the Venture's properties are expected to occur. Historically, the General Partner and its affiliates had advanced funds to the Venture. The General Partner is not obligated, and does not intend, to fund any future deficits. During 1994, the General Partner and its affiliates assigned a portion of the unpaid advances to an affiliate of Insignia Financial Group, Inc. The General Partner is evaluating its options for the Venture should the Venture continue to suffer substantial losses from operations and cash deficiencies.

In addition, the General Partner and its affiliates have incurred serious financial difficulties that may affect the ability of the General Partner to function in that capacity. The administration and management of the Venture are dependent on the General Partner and its affiliates. Pursuant to an agreement dated July 14, 1994, a transaction is pending in which the current General Partner would be replaced by MAERIL, Inc., an affiliate of Insignia Financial Group, Inc. The substitution of MAERIL, Inc. as the General Partner is expected, but there is no assurance that the transaction will be consummated. The pending replacement of the General Partner will not necessarily improve the financial condition of the Venture.

The combined financial statements do not include any adjustments relating to the recoverability of the recorded asset accounts or the amount of liabilities that might be necessary should the Venture be unable to continue as a going concern.

Note 2 - Basis of Presentation

The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Venture's annual report on Form 10-K for the fiscal year ended December 31, 1995.

Note 3 - Petition For Relief Under Chapter 11

On February 22, 1991, VMS National Properties Joint Venture filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in the Central District of California. The initial filing included only the residential apartment complexes directly owned by VMS National Properties Joint Venture (entities included in the filing hereinafter referred to collectively as the Debtor) and excluded the 10 Subpartnerships consisting of 10 residential apartment complexes encumbered by financing insured or held by the Department of Housing and Urban Development ("HUD"), and the investing limited partnerships, VMS National Residential Portfolio I (Portfolio I) and VMS National Residential Portfolio II (Portfolio II). Due to the partnership agreements existing between the Venture, Portfolio I and Portfolio II, which provide the Venture with exclusive rights to the limited partner investor contributions, the Venture's initial filing was amended to reflect the Venture's right to receive any excess limited partner investor contributions.

The Venture's "Second Amended and Restated Plan of Reorganization" (the "Plan") was confirmed by the Bankruptcy Court in March 1993 and became effective September 30, 1993, ("Effective Date"). (See "Note 4").

Note 4 - Plan of Reorganization

The primary aspects of the Venture's Second Amended and Restated Plan of Reorganization included the following:


   a. The Venture retained 17 properties from the existing portfolio (the "retained properties"), and abandoned title of the remaining properties (the "non-retained properties") to the Federal Deposit Insurance Corporation (the "FDIC"). The retained properties consist of one HUD property and sixteen non-HUD properties. Two of the non-retained properties remain at March 31, 1996.

   b. The Venture restructured the existing senior lien debt obligations on the retained properties (except for one of the retained properties which has a first mortgage lien insured by HUD and two of the retained properties which have senior liens formerly payable to the FDIC, as successor to Beverly Hills Mortgage Corporation, "BH") to provide for an interest rate of 8.75% per annum effective as of the first day of the month of the Effective Date with payments based on a 30 year amortization commencing on the first monthly payment due thereafter and a maturity date of January 15, 2000.

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

c. As it pertains to the existing BH junior mortgages on the retained properties, the FDIC reduced its claim on two of the properties to $300,000 per property evidenced by a non-interest bearing note scheduled to mature January 15, 2000, and has left in place liens for the full amount of its claims at the petition date for all other retained properties. Interest on the former FDIC loans for these retained properties accrues at 10% per annum on the FDIC value (total property value per the FDIC's June 1992 valuations less the property's senior lien indebtedness) commencing as of the first day of the month of the Effective Date and monthly payments of interest only at 7% per annum on the FDIC value will commence with the first monthly payment due thereafter. (The retained property governed by HUD Regulatory Agreements is to make payments of interest only following the approval by HUD of the Surplus Cash calculation.) On October 28, 1995, the FDIC sold all of the debt it held related to the retained properties to BlackRock Capital Finance, L.P. The debt amounts and terms were not modified.

   d. The Venture distributed the following amounts in conjunction with the terms of the Plan: (1) approximately $5,980,000 to satisfy unsecured prepetition creditor claims of the nonaffiliated note payable to Security Pacific National Bank, trade creditors, and property taxes on the retained properties; (2) approximately $1,056,000 to provide for allowed and unclassified administrative claims; and (3) approximately $5,960,000 to make capital improvements at the retained properties.
      This capital improvement reserve was exhausted during 1995.

   e. The VMS/Stout Joint Venture was granted an allowed claim in the amount of $49,534,819 for the Assignment and Long-Term Loan Arrangement Notes payable to them by the Venture. Payments totalling $3,475,000 in conjunction with this allowed claim were made to the nonaffiliated members of the VMS/Stout Joint Venture on October 7, 1993. The Venture also executed a $4,000,000 promissory note dated September 1, 1993, to ContiTrade Services Corporation (the ContiTrade Note) in connection with these allowed note claims. The ContiTrade Note represents a prioritization of payments to ContiTrade of the first $4,000,000 in repayments made under the existing Assignment and Long-Term Loan Arrangement Notes payable to the VMS/Stout Joint Venture, and does not represent an additional $4,000,000 claim payable to ContiTrade. In addition to prioritizing ContiTrade's receipt of the first $4,000,000 in repayments on the old notes, the ContiTrade Note provides for 5% noncompounding interest on the outstanding principal balance calculated daily on the basis of a 360 day year. The ContiTrade Note is secured by a Deed of Trust, Assignment of Rents and Security Agreement on each of the Venture's retained properties, and provides ContiTrade with other approval rights as to the ongoing operations of the Venture's retained properties. The ContiTrade Note matures January 15, 2000. The remaining $42,059,819 is noninterest bearing.

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

Note 5 - Contingencies

The Venture and certain affiliates of the Venture, including the Managing General Partner and certain officers and directors of the Managing General Partner, are parties to certain pending legal proceedings filed as of March 31, 1996. The legal proceedings which the Venture is included in relate primarily to the limited partners' investment in the Venture. The adverse outcome of any one or more legal proceedings against the Venture or any of its affiliates which provides financial support or services to the Venture could have a materially adverse effect on the present and future operations of the Venture. The eventual outcome of these matters cannot be determined at this time. Accordingly, no provision for any liability that may result has been made in the combined financial statements.

Note 6 - Investment in Properties Subject to Abandonment

The Venture's investment in 10 properties for which it has obtained Bankruptcy Court approval to abandon, and to which it still held legal title to two of these properties at March 31, 1996, have been presented as "Investment in Properties Subject To Abandonment" on the Venture's Combined Balance Sheet at March 31, 1996, and December 31, 1995. The extraordinary gain on the extinguishment of debt for all of these properties will exceed the ordinary loss from the write down of the net carrying values of these properties to their estimated fair market values. Therefore, no allowance or provision for the loss in asset value has been made in the Venture's Combined Statements of Operations for the three months ended March 31, 1996.

Note 7 - HUD Contingencies

The Venture, VMS Realty Management, Inc. and HUD are engaged in discussions covering the appropriateness of certain Crosswood Park and Venetian Bridges Grand Canal I disbursements totalling approximately $603,000 and $133,000, respectively, made during the years 1987 through 1991. The parties are attempting to resolve this issue, but the ultimate outcome cannot presently be determined. The General Partner is vigorously defending its past actions and does not believe the eventual outcome of these discussions will have a material adverse effect on the operations of the Venture. Given the General Partner's beliefs and the uncertainty regarding the eventual resolution of the amounts in question, the responsible parties and their ability to make repayment if deemed necessary, no adjustment has been made to the Venture's combined financial statements concerning this matter.

Two of the non-retained HUD projects were involved in similar discussions with HUD relating to approximately $1,855,000 of inappropriate disbursements. These matters were settled during 1994 with no effect on the Venture.

Note 8 - Mortgage Notes Payable

On October 28, 1995, the FDIC sold all of the debt it held related to the retained properties to BlackRock Capital Finance, L.P. The debt amounts and terms were not modified.

Note 9 - Subsequent Event

The Partnership sold two of the retained properties, Carlisle Square Apartments and Bellevue Towers Apartments, on April 19, 1996, and April 30, 1996, respectively. Net proceeds received from the sales of Carlisle Square and Bellevue Towers after payments of property liabilities and other costs related to the sales were approximately $794,000 and $577,000, respectively. The net effect of these transactions to the Venture is not significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Venture's unrestricted cash at March 31, 1996, of $2,134,000 increased $150,000 from December 31, 1995. This increase was attributable to net cash provided by operating activities of $575,000, offset by net cash used in investing and financing activities of $395,000 and $30,000, respectively.

The decrease in net cash provided by operating activities for the three months ended March 31, 1996, compared to the corresponding period of 1995 was primarily due to increased deposits to escrows and other reserves and earlier payment of taxes during the first quarter of 1996.

Net cash used in investing activities decreased for the three months ended March 31, 1996, as a result of fewer property improvements after the depletion of the capital reserve escrow established at the time of Reorganization.

Net cash used in financing activities decreased for the quarter ended March 31, 1996, compared to the quarter ended March 31, 1995, primarily due to increased receipts of subscription notes.

At December 31, 1992, the Venture had approximately $15,433,000 in excess limited partner contributions. Permitted uses of these excess limited partner contributions during 1993 were limited to 1) the funding of monthly Bankruptcy Court approved professional fees; 2) establishing a reserve of $5,960,000 to fund capital improvements on the retained complexes; 3) repayments of approximately $5,980,000 on various prepetition claims including notes payable, real estate taxes and amounts due trade creditors; 4) payments of $1,006,000 to the Managing General Partner for reimbursement of cash advances and asset management services; and 5) payments to the FDIC and ContiTrade for reimbursement of administrative costs incurred in connection with the bankruptcy case (see "Note 4" of the Notes to Combined Financial Statements). The Venture's Plan of Reorganization, which became effective on September 30, 1993, also restricts the permitted uses of the excess limited partner cash balances on hand at March 31, 1996.

Total net capital contribution and interest amounts due from limited partners of Portfolio I and Portfolio II at March 31, 1996, approximated $1,059,000. A settlement agreement was entered into on March 28, 1991, by the Plaintiff class counsel on behalf of the class of limited partners in approximately 100 non-publicly traded VMS sponsored limited partnerships including VMS National Residential Portfolio I and II, VMS National Properties Joint Venture, and VMS Realty Partners and its affiliates and certain other defendants. The Settlement Agreement provided the settling Limited Partners with an option to refinance their defaulted subscription note principal and interest payments. Of the total number of limited partner units in Portfolio I and Portfolio II, only 10 limited partner units in Portfolio I and 5.67 limited partner units in Portfolio II opted out of the Settlement Agreement, and accordingly were ineligible to elect this refinancing option. Approximately 65% of the total capital and accrued interest amounts due from limited partners of Portfolio I and Portfolio II represented amounts due from limited partners who elected the refinancing option. All amounts remaining due from the limited partners are considered past due and their outstanding amount bears interest at the 18% default rate.

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


Results of Operations

The Partnership realized a net loss of $2,917,000 for the three months ended March 31, 1996, compared to a net loss of $4,257,000 for the three months ended March 31, 1995. The reduction in net loss for the three months ended March 31, 1996, resulted from a decrease in total expenses for the period, partially offset by a reduction in total revenues.

The decrease in rental and other income for the first quarter of 1996 was primarily attributable to the foreclosures of five properties during 1995 compounded by a decrease in clubhouse rentals and lease cancellation fees at several of the properties.

The decrease in operating, maintenance, depreciation, interest, and property tax expenses for the three months ended March 31, 1996, were directly related to the foreclosures noted above. Otherwise, operations remained comparable for the three months ended March 31, 1996 and 1995.

The loss on disposal of assets for the three months ended March 31, 1996 and 1995, resulted from roof replacements at one and three properties, respectively.


Average occupancy rates for the three months ended March 31, 1996 and 1995, for the retained properties are as follows:


                                          Average Occupancy
Property                                 1996           1995

Buena Vista Apartments
Pasadena, CA                              97%             93%

Casa de Monterey
Norwalk, CA                               94%             93%

Crosswood Park
Citrus Heights, CA                        95%             95%

Mt. View Apartments
San Dimas, CA                             97%             90%

Pathfinder
Fremont, CA                               94%             88%

Scotchollow
San Mateo, CA                             99%             99%

The Bluffs
Milwaukie, OR                             96%             97%

Bellevue Towers
Memphis, Tn                               93%             96%

Vista Village Apartments
El Paso, TX                               83%             77%


                                          Average Occupancy
                                         1996            1995
Chapelle Le Grande
Merrillville, IN                          99%             92%

North Park Apartments
Evansville, IN                            98%             96%

Shadowood Apartments
Monroe, LA                                96%             92%

The Towers of Westchester Park
College Park, MD                          96%             99%

Terrace Gardens
Omaha, NE                                 98%             94%

Carlisle Square
Albuquerque, NM                           98%             97%

Watergate Apartments
Little Rock, AR                           93%             94%

Forest Ridge Apartments
Flagstaff, AZ                             90%             95%

The Managing General Partner attributes the occupancy fluctuations at the properties to the following: increase in occupancy at Buena Vista to unit upgrades and property improvements; increase in occupancy at Mt. View to property and area improvements and improved leasing staff; increase at Pathfinder to increased traffic and a more appealing property due to significant property improvements; increase at Vista Village to increased marketing with concentration on leasing and a new staff improving operations; increase at Chapelle Le Grande to good location advantages and client satisfaction which has resulted in verbal recommendations by current residents to potential prospects; increase at Shadowood to a local business bringing in two hundred additional people to the area requiring housing; increase at Terrace Gardens to interior and exterior remodeling improving the appearance of the apartments; and decrease at Forest Ridge Apartments to not being able to retain college students, their primary tenants.

Recent Developments - VMS Realty Partners and Affiliates

There have been no material developments or changes from the Recent Developments-VMS Realty Partners and Affiliates disclosed in "Part I, Item 1" of the Venture's report on form 10-K for the year ended December 31, 1995.


ITEM 3.  LEGAL PROCEEDINGS

       As disclosed in the prior reports on Form 10-Q or Form 10-K ("Prior Public Filings"), the Joint Venture including the Joint Venturers, VMS Realty Investment L.T.D. -General Partner of the Joint Venturers, Subpartnerships, VMS Realty Partners, now known as VMS Realty Partners, L.P., certain officers and directors of VMS Realty Partners, now known as VMS Realty Partners, L.P. and certain other affiliates of the Venture are parties to certain pending legal proceedings which are summarized below (other than litigation matters covered by insurance policies). The adverse outcome of certain of the legal proceedings disclosed in this Report and the Prior Public Filings could have a materially adverse effect on the present and future operations of the Joint Venture.

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

A.  VMS Limited Partnership Litigation

i) There are no new developments or changes from "Item 3.A." of the Partnership's report on Form 10-K for the year ended December 31, 1995.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   a)    Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b)    Reports on Form 8-K:

         None filed during the quarter ended March 31, 1996.


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



                        VMS NATIONAL PROPERTIES JOINT VENTURE
                        (Registrant)

                        By:   VMS National Residential Portfolio I

                        By:   VMS Realty Investment, Ltd.
                              Managing General Partner

                        By:   JAS Realty Corporation


Date: May 13, 1996      By:   /s/ Joel A. Stone
                              Joel A. Stone
                              President



Date: May 13, 1996      By:   /s/ Thomas A. Gatti
                              Thomas A. Gatti
                              Senior Vice-President and Principal
                              Accounting Officer


                        VMS National Residential Portfolio II

                        By:   VMS Realty Investment, Ltd.
                              Managing General Partner

                        By:   JAS Corporation



Date: May 13, 1996      By:   /s/ Joel A. Stone
                              Joel A. Stone
                              President



Date: May 13, 1996      By:   /s/ Thomas A. Gatti
                              Thomas A. Gatti
                              Senior Vice-President and Principal
                              Accounting Officer