Form 10-Q
period 1996-06-30
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 1996-08-14
CIK 789089

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


                  For the quarterly period ended June 30, 1996

                                       or

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

                             COMBINED BALANCE SHEET
                                 (in thousands)

                                                       June 30,      December 31,
                                                         1996             1995
                                                     (Unaudited)         (Note)
 Assets
   Cash and cash equivalents:
      Unrestricted                                    $   2,381        $   1,984
      Restricted-tenant security deposits                 1,068            1,120
   Accounts receivable                                      263              240
   Escrows and other reserves                             1,195            1,364
   Other assets                                             736              511
   Investment properties
      Land                                               13,404           14,293
      Buildings and personal property                   127,385          133,517
   Investment properties subject to abandonment
      Land, buildings and personal property                  --            7,630
      Less accumulated depreciation                     (67,460)         (72,219)

                                                      $  78,972        $  88,440

 Liabilities and Partners' Deficit
 Liabilities
   Accounts payable                                   $     359        $     356
   Tenant security deposits                               1,040            1,080
   Accrued interest                                      10,031            8,193
   Accrued taxes                                            523              507
   Other liabilities                                        795              559
   Mortgage loans payable                               119,349          121,845
   Notes payable                                         32,177           30,610
   Advances from affiliates of general partner              893            2,280
   Deferred gain on extinguishment of debt               54,053           54,053

   Liabilities subject to abandonment:
      Accrued interest                                       --            9,477
      Accrued taxes                                          --              121
      Other liabilities                                      --              295
      Mortgage loans payable                                 --            6,278
   Partners' Deficit                                   (140,248)        (147,214)
                                                      $  78,972       $   88,440

  Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

                        COMBINED STATEMENTS OF OPERATIONS
                    (in thousands, except per interest data)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 June 30,
                                                           1996             1995
 Revenues:
    Rental income                                        $ 5,945          $ 6,851
    Other income                                             276              273
          Total revenues                                   6,221            7,124
 Expenses:
    Operating                                              1,884            2,411
    General and administrative                               189              332
    Maintenance                                              872            1,085
    Depreciation                                           1,318            1,686
    Interest                                               3,993            5,387
    Property taxes                                           436              616
    Write-down of investment properties                    1,850            3,094
          Total expenses                                  10,542           14,611
    Loss on disposal of property                              --              (40)
    Gain on sale of property                                  59               --
    Net loss before extraordinary item                    (4,262)          (7,527)
 Extraordinary item-gain on
    extinguishment of debt                                14,095           28,285
    Net income                                           $ 9,833          $20,758
 Net income allocated to
    general partners                                     $   196          $   415
 Net income allocated to
    limited partners                                       9,637           20,343
                                                         $ 9,833          $20,758

 Net income (loss) per limited
    partnership interest:
 Net loss before extraordinary item
    Portfolio I  (644 interests)                         $(4,574)         $(8,089)
    Portfolio II (268 interests)                          (4,593)          (8,086)
 Extraordinary item
    Portfolio I  (644 interests)                          15,146           30,394
    Portfolio II (268 interests)                          15,146           30,394
 Net income
    Portfolio I  (644 interests)                          10,572           22,305
    Portfolio II (268 interests)                          10,553           22,308

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

                        COMBINED STATEMENTS OF OPERATIONS
                    (in thousands, except per interest data)
                                   (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                          1996            1995
 Revenues:
    Rental income                                       $ 12,226        $ 13,825
    Other income                                             548             646
          Total revenues                                  12,774          14,471
 Expenses:
    Operating                                              3,884           4,905
    General and administrative                               457             612
    Maintenance                                            1,554           1,890
    Depreciation                                           2,753           3,441
    Interest                                               8,542          11,021
    Property taxes                                           955           1,210
    Write-down of investment
       properties                                          1,850           3,094
          Total expenses                                  19,995          26,173

    Loss on disposal of property                             (17)            (83)
    Gain on sale of property                                  59              --
 Net loss before extraordinary item                       (7,179)        (11,785)
 Extraordinary item - gain on
    extinguishment of debt                                14,095          28,285
    Net income                                          $  6,916        $ 16,500
 Net income allocated to
    general partners                                    $    138        $    330
 Net income allocated to
    limited partners                                       6,778          16,170
                                                        $  6,916        $ 16,500

 Net income (loss) per limited
    partnership interest:
 Net loss before extraordinary item
    Portfolio I  (644 interests)                        $ (7,710)       $(12,660)
    Portfolio II (268 interests)                          (7,725)        (12,669)
 Extraordinary item
    Portfolio I  (644 interests)                          15,146          30,394
    Portfolio II (268 interests)                          15,146          30,394
 Net income
    Portfolio I  (644 interests)                           7,436          17,734
    Portfolio II (268 interests)                           7,421          17,725

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

                                COMBINED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                                  (in thousands)
                                                   (Unaudited)


                                                               VMS National Residential Portfolio I

                                                                            Limited Partners
                                                General         Accumulated      Subscription
                                                Partners          Deficit            Notes          Total            Total
 Partners' deficit at December 31, 1995         $(3,382)          $(99,615)          $(587)        $(100,202)      $(103,584)

 Collections of subscription notes                   --                 --              32                32              32

 Net income for the six months ended June
     30, 1996                                        98              4,789              --             4,789           4,887

 Partner's deficit at June 30, 1996             $(3,284)         $(94,826)           $(555)        $ (95,381)      $ (98,665)



                                                                  VMS National Residential Portfolio II

                                                                            Limited Partners
                                                  General       Accumulated      Subscription
                                                  Partners        Deficit            Notes           Total            Total
 Partners' deficit at December 31, 1995         $(1,414)       $  (41,831)        $   (385)      $  (42,216)       $  (43,630)

 Collections of subscription notes                   --                --               18               18                18

 Net income for the six months ended June
     30, 1996                                        40             1,989               --            1,989             2,029

 Partner's deficit at June 30, 1996             $(1,374)       $  (39,842)        $   (367)      $  (40,209)       $  (41,583)

      Combined total                            $(4,658)        $(134,668)        $   (922)       $(135,590)        $(140,248)

                                  See Accompanying Notes to Combined Financial Statements



d)                               VMS NATIONAL RESIDENTIAL PORTFOLIO I
                                 VMS NATIONAL RESIDENTIAL PORTFOLIO II
                                    (Illinois limited partnerships)
                 VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

                                   COMBINED STATEMENTS OF CASH FLOWS
                                            (in thousands)
                                              (Unaudited)
                                                                 Six Months Ended
                                                                     June 30,
                                                              1996              1995
 Cash flows from operating activities:
    Net income                                              $  6,916         $  16,500
    Adjustments to reconcile net income
       to net cash provided by operating activities:
       Writedown of investment property                        1,850             3,094
       Extraordinary gain on debt extinguishment             (14,095)          (28,285)
       Depreciation                                            2,753             3,441
       Amortization of discounts and loan costs                1,615             1,545
       Loss on disposal of property                               17                83
       Gain on sale of property                                  (59)               --
    Change in accounts:
       Escrows and other reserves                                (96)            1,314
       Accounts receivable                                       (44)               33
       Restricted tenant security deposits                        53               (31)
       Other assets                                             (125)              130
       Accounts payable                                           (4)             (265)
       Tenant security deposit liabilities                       (36)               49
       Accrued taxes                                              70               184
       Accrued interest                                        2,302             4,419
       Other liabilities                                          26              (537)
            Net cash provided by operating
                activities                                     1,143             1,674
 Cash flows from investing activities:
    Property improvements and replacements                      (678)           (1,404)
    Proceeds from sale of property                             3,847                --
            Net cash provided by (used in)
                investing activities                           3,169            (1,404)
 Cash flows from financing activities:
    Payments on mortgage loans payable                        (2,524)             (139)
    Payments received on subscription notes                       50                56
    Payments on advances from affiliates                      (1,388)               --
    Cash released to lenders upon foreclosure                    (53)             (591)
            Net cash used in financing activities             (3,915)             (674)
 Net increase (decrease) in cash and cash equivalents            397              (404)
 Cash and cash equivalents at beginning of period              1,984             2,476
 Cash and cash equivalents at end of period                 $  2,381         $   2,072
 Supplemental disclosure of cash flow information
    Cash paid for interest                                  $  4,613         $   5,018

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


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

Foreclosure

   Pursuant to the Plan of Reorganization (see "Note 4"), on April 30, 1996, and May 13, 1996, the
Partnership lost Weatheridge Apartments and Sierra Gardens Apartments, respectively, through foreclosure to the Federal Deposit Insurance Corporation.  On April 1, 1995, and June 30, 1995, the
Partnership lost The Winery, Canal Court, Grand Canal I, and Grand Canal II through foreclosure to the
Federal Deposit Insurance Corporation.  In connection with these transactions, the following accounts were adjusted by the amounts noted for 1996 and 1995:

                                                 1996                1995
 Relinquishment of cash                      $   (53,000)       $   (591,000)
 Restricted-tenant security deposits               1,000            (167,000)
 Accounts receivable                             (21,000)           (100,000)
 Escrow deposits                                (265,000)           (326,000)
 Other assets                                    108,000            (130,000)
 Investment properties                        (5,781,000)        (18,533,000)
 Accumulated depreciation                      3,618,000           9,367,000
 Accounts payable                                 (6,000)            125,000
 Accrued interest                              9,941,000          19,990,000
 Other liabilities                               262,000             620,000
 Mortgage loans payable                        6,291,000          18,030,000
 Aggregate gain on transactions               14,095,000          28,285,000


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

Note 2 - Basis of Presentation

   The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Venture's annual report on Form 10-K for the fiscal year ended December 31, 1995.

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

The Venture's "Second Amended and Restated Plan of Reorganization" (the "Plan") was confirmed by the Bankruptcy Court in March 1993 and became effective September 30, 1993 ("Effective Date"). (See "Note 4").

Note 4 - Plan of Reorganization

The primary aspects of the Venture's Second Amended and Restated Plan of Reorganization included the following:

   a. The Venture retained 17 properties from the existing portfolio (the "retained properties"), and abandoned title of the remaining properties (the "non-retained properties") to the Federal Deposit Insurance Corporation (the "FDIC"). The retained properties consist of one HUD property and sixteen non-HUD properties. Two of the seventeen retained properties were sold during the second quarter of 1996. None of the non-retained properties remain at June 30, 1996.

   b. The Venture restructured the existing senior-lien debt obligations on the retained properties (except for one of the retained properties which has a first mortgage lien insured by HUD and two of the retained properties which have senior liens formerly payable to the FDIC, as successor to Beverly Hills Mortgage Corporation, ("BH") to provide for an interest rate of 8.75% per annum effective as of the first day of the month of the Effective Date with payments based on a 30 year amortization commencing on the first monthly payment due thereafter and a maturity date of January 15, 2000.

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

   e. The VMS/Stout Joint Venture was granted an allowed claim in the amount of $49,534,819 for the Assignment and Long-Term Loan Arrangement Notes payable to them by the Venture. Payments totalling $3,475,000 in conjunction with this allowed claim were made to the nonaffiliated members of the VMS/Stout Joint Venture on October 7, 1993. The Venture also executed a $4,000,000 promissory note dated September 1, 1993, to ContiTrade Services Corporation (the ContiTrade Note) in connection with these allowed note claims. The ContiTrade Note represents a prioritization of payments to ContiTrade of the first $4,000,000 in repayments made under the existing Assignment and Long-Term Loan Arrangement Notes payable to the VMS/Stout Joint Venture, and does not represent an additional $4,000,000 claim payable to ContiTrade. In addition to prioritizing ContiTrade's receipt of the first $4,000,000 of repayments on the old notes, the ContiTrade Note provides for 5% noncompounding interest on the outstanding principal balance calculated daily on the basis of a 360 day year. The ContiTrade Note is secured by a Deed of Trust, Assignment of Rents and Security Agreement on each of the Venture's retained properties, and provides ContiTrade with other approval rights as to the ongoing operations of the Venture's retained properties. The ContiTrade Note matures January 15, 2000. The remaining $42,059,819 is noninterest bearing.

   f. The Venture entered into a Revised Restructured Amended and Restated Asset Management Agreement (the Revised Asset Management Agreement) with Insignia. Effective October 1, 1993, Insignia took over the asset management of the Venture's retained properties and partnership functions for the Venture. The Revised Asset Management Agreement provides for an annual compensation of $500,000 to be paid to Insignia in equal monthly installments. In addition, Insignia will receive reimbursement for all out-of-pocket costs incurred in connection with their services up to $200,000 per calendar year. These amounts are to be paid from the available operating cash flow of the Venture's retained complexes after the payment of operating expenses and priority reserve fundings for insurance, real estate and personal property taxes, senior mortgage payments, minimum interest payment requirements on the former FDIC mortgages, and any debt service and principal payments currently due on any liens or encumbrances senior to the ContiTrade Deeds of Trust. If insufficient operating cash flow exists after the funding of these items, the balance of Insignia's fees and reimbursements may be paid from available partnership cash sources. Additionally, the asset management fee payable to Insignia will be reduced proportionately for each of the Venture's retained complexes which are sold or otherwise disposed of from time to time. The Venture engaged Insignia to commence property management of all of the Venture's retained complexes effective January 1, 1994.

Note 5 - Extraordinary Gain on Extinguishment of Debt

   The Combined Statement of Operations for the six months ended June 30, 1996, reflects the foreclosures of two of the Venture's abandoned properties. The Combined Statement of Operations for the six months ended June 30, 1995, reflects the foreclosures of four of the Venture's abandoned properties. As a result of these foreclosures, the following liabilities and assets were written off:


                                               1996          1995

 Mortgage Principal Payable                 $6,291,000    $18,030,000
 Accrued Interest Payable                    9,941,000     19,990,000
 Other                                          26,000       (569,000)
 Investment in Properties                   (5,781,000)   (18,533,000)
 Accumulated Depreciation                    3,618,000      9,367,000
 Extraordinary Gain                        $14,095,000    $28,285,000

   Pursuant to the Plan, the mortgages held by the FDIC were modified effective September 30, 1993. For 15 of the 17 retained properties, the face value of the note was restated to the Agreed Valuation Amount. Under the terms of the restated notes, the FDIC may reinstate the full claim which was in place at the petition filing date upon the default of any note. The restated notes are cross-collateralized; however, they are not cross-defaulted. As a result, the Venture has deferred $54,053,000 of this extraordinary gain on extinguishment of debt.

Note 6 - Contingencies

   The Venture and certain affiliates of the Venture, including the Managing General Partner and certain officers and directors of the Managing General Partner, are parties to certain pending legal proceedings filed prior to June 30, 1996. The legal proceedings in which the Venture is included relate primarily to the limited partners' investment in the Venture. The adverse outcome of any one or more legal proceedings against the Venture or any of its affiliates which provide financial support or services to the Venture could have a materially adverse effect on the present and future operations of the Venture. The eventual outcome of these matters cannot be determined at this time. Accordingly, no provision for any liability that may result has been made in the combined financial statements.

Note 7 - Investment in Properties Subject to Abandonment

   The Venture's investment in 10 properties for which it obtained Bankruptcy Court approval to abandon, to which it still held legal title to two of these at December 31, 1995, have been presented as "Investment in Properties Subject To Abandonment" on the Venture's Combined Balance Sheet at December 31, 1995. The extraordinary gain on the extinguishment of debt for all of these properties exceeded the ordinary loss from the write down of the net carrying values of these properties to their estimated fair market values. None of the non-retained properties remain at June 30, 1996.

Note 8 - HUD Contingencies

   The Venture, VMS Realty Management, Inc. and HUD are engaged in discussions covering the appropriateness of certain Crosswood Park and Venetian Bridges Grand Canal I disbursements totalling approximately $603,000 and $133,000, respectively, made during the years 1987 through 1991. The parties are attempting to resolve this issue, but the ultimate outcome cannot presently be determined. The General Partner is vigorously defending its past actions and does not believe the eventual outcome of these discussions will have a material adverse effect on the operations of the Venture. No adjustment has been made to the Venture's combined financial statements concerning this matter given the General Partner's beliefs, the uncertainty regarding the eventual resolution of the amounts in question, and the responsible parties' and their ability to make repayment if deemed necessary.

   Two of the non-retained HUD projects were involved in similar discussions with HUD relating to $1,855,000 of inappropriate disbursements. These matters were settled during 1994 with no effect on the Venture.

Note 9 - Mortgage Notes Payable

   On October 28, 1995, the FDIC sold all of the debt it held related to the retained properties to BlackRock Capital Finance, L.P. The debt amounts and terms were not modified.

Note 10 - Sale of Property

   The Partnership sold two of the retained properties, Carlisle Square Apartments and Bellevue Towers Apartments, to an unaffiliated party on April 19, 1996, and April 30, 1996, respectively. The properties sold had a net book value of $2,247,000 for Carlisle Square Apartments and $1,541,000 for Bellevue Towers Apartments. The Partnership received net proceeds from the sales of Carlisle Square and Bellevue Towers after payments of costs related to the sales of approximately $2,291,000 and $1,556,000, respectively. The total gains on the sale of Carlisle Square and Bellevue Towers were $44,000 and $15,000, respectively. The gain has been allocated to the partners in accordance with the Limited Partnership Agreement. Of the combined proceeds, $2,356,000 was used to pay down the mortgage note payable and $1,388,000 was used to repay advances from affiliates of the General Partner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Venture's cash and cash equivalents balance at June 30, 1996, of $2,381,000 increased $397,000 from December 31, 1995. This increase was attributable to net cash provided by operating and investing activities of $1,143,000 and $3,169,000, respectively, offset by net cash used in financing activities of $3,915,000.

   The decrease in net cash provided by operating activities for the six months ended June 30, 1996, compared to the six months ended June 30, 1995, was due primarily to the disposition of the remaining non-retained properties and sale of the Bellevue Towers and Carlisle Square properties during the second quarter of 1996.

   Net cash provided by investing activities increased for the six months ended June 30, 1996, compared to the six months ended June 30, 1995, as a result of proceeds received from the sale of Carlisle Square and Bellevue Towers during the second quarter of 1996.

   Net cash used in financing activities increased primarily due to payments made on mortgage notes and advances from affiliates resulting from proceeds received from the sale of the two investment properties noted above.

   Total capital contribution and interest amounts due from limited partners of Portfolio I and Portfolio II at June 30, 1996, approximated $1,054,591. A settlement agreement was entered into on March 28, 1991, by the Plaintiff class counsel on behalf of the class of limited partners in approximately 100 non-publicly traded VMS sponsored limited partnerships including VMS National Residential Portfolio I and II, VMS National Properties Joint Venture, and VMS Realty Partners and its affiliates and certain other defendants. The Settlement Agreement provided the settling Limited Partners with an option to refinance their defaulted subscription note principal and interest payments. Of the total number of limited partner units in Portfolio I and Portfolio II, only 10 limited partner units in Portfolio I and 5.67 limited partner units in Portfolio II opted out of the Settlement Agreement and, accordingly, were ineligible to elect this refinancing option. Approximately 65% of the total capital and accrued interest amounts due from limited partners of Portfolio I and Portfolio II represented amounts due from limited partners who elected the refinancing option. All amounts remaining due from the limited partners are considered past due and their outstanding amount bears interest at the 18% default rate.

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

Results of Operations

   The Partnership realized net income of $6,916,000 for the six months ended June 30, 1996, compared to net income of $16,500,000 for the six months ended June 30, 1995. The Partnership realized net income of $9,833,000 for the three months ended June 30, 1996, compared to net income of $20,758,000 for the corresponding period of 1995. The reduction in net income for the three and six months ended June 30, 1996, resulted primarily from the Partnership recognizing fewer gains upon debt extinguishment during 1996 as the number of foreclosures decreased.

  The decrease in revenues and total expenses for the three and six month periods ended June 30, 1996, resulted from the timing of non-retained foreclosure activity. There were four non-retained properties foreclosed upon during the second quarter of 1995 and two non-retained properties foreclosed upon during the second quarter of 1996. Additionally, two of the retained properties were sold during the second quarter of 1996. Excluding the impact of the foreclosure and sale of properties, total revenues for the six months ending June 30, 1996, increased approximately 3% compared to the six months ended June 30, 1995. Total property expenses decreased approximately 1%.

   The ordinary losses recognized for the write-downs of the carrying values of properties to their estimated fair market values were made pursuant to EITF Abstract Issue No. 91-2, "Debtor's Accounting for Forfeiture of Real Estate Subject to a Nonrecourse Mortgage" which prescribes that a "two-step" approach method be used to present fairly the economic transaction upon foreclosure events. The write-down of investment properties to fair market value for the six months ended June 30, 1996, was related to the foreclosure of two properties during the six months ended June 30, 1996. The write-down of investment properties to fair market value for the six months ended June 30, 1995, was related to the foreclosure of four properties during the six months ended June 30, 1995.

   The extraordinary gain on extinguishment of debt for the six and three months ended June 30, 1996, resulted from gains on the foreclosures of the two remaining non-retained properties during the second quarter of 1996. The extraordinary gain on extinguishment of debt for the three and six months ended June 30, 1995, resulted from gains on the foreclosures of four of the non-retained properties during the second quarter of 1995.

   The loss on disposal of assets for each of the six months ended June 30, 1996 and 1995, resulted from roof replacements at one and four properties, respectively. The gain on sale of property for the three and six months ended June 30, 1996, resulted from the sales of Carlisle Square and Bellevue Towers during the second quarter of 1996.

   Average occupancy rates for each of the six months ended June 30, 1996 and 1995, for the retained properties are as follows:

                                                       Average
                                                      Occupancy
                                                  1996         1995

 Buena Vista Apartments
    Pasadena, CA                                   95%          93%

 Casa de Monterey
    Norwalk, CA                                    92%          92%

 Crosswood Park
    Citrus Heights, CA                             96%          96%

 Mt. View Apartments
    San Dimas, CA                                  97%          90%

 Pathfinder
    Fremont, CA                                    96%          92%

 Scotchollow
    San Mateo, CA                                  99%          99%


                                                       Average
                                                      Occupancy
                                                  1996         1995

 The Bluffs
    Milwaukie, OR                                  97%          96%

 Vista Village Apartments
    El Paso, TX                                    86%          80%

Chapelle Le Grande
    Merrillville, IN                               97%          93%

 North Park Apartments
    Evansville, In                                 98%          97%

 Shadowood Apartments
    Monroe, LA                                     95%          91%

 The Towers of Westchester Park
    College Park, MD                               95%          98%

 Terrace Gardens
    Omaha, NE                                      98%          95%

 Watergate Apartments
    Little Rock, AR                                93%          95%

 Forest Ridge Apartments
    Flagstaff, AZ                                  85%          93%


   The Managing General Partner attributes the occupancy fluctuations at the properties to the following: increases in occupancy at Mt. View Apartments to improved market conditions and increased lease renewals; increases in occupancy at Pathfinder to unit upgrades, property improvements, and a decrease in the availability of homes in the area; increases in occupancy at Vista Village to strong marketing efforts including additional advertising; increases in occupancy at Chappelle Le Grande to property improvements and unit upgrades; increases in occupancy at Shadowood to a local business bringing in an additional two hundred people to the area in need of housing as well as unit upgrades at the property; decreases in occupancy at Towers of Westchester to the age of the property combined with a reduction in the volume of unit upgrades; increases in occupancy at Terrace Gardens to remodeling performed to improve the appearance of the property and fewer move-outs; decreases in occupancy at Forest Ridge Apartments to retention of college students, the primary tenants, and new properties being built in the area.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)    Exhibits:

         Exhibit 10b, Sale Contracts for Carlisle Square and Bellevue Towers. The Partnership has requested copies of the closing documents from the purchaser for the sale of Carlisle Square and Bellevue Towers but has not received these documents as of the date of this filing. The Partnership will file an amended 10-Q to include these Exhibits when they are received.

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b)    Reports on Form 8-K:

         None filed during the quarter ended June 30, 1996.




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




                              VMS NATIONAL PROPERTIES JOINT VENTURE
                              (Registrant)

                              VMS National Residential Portfolio I

                              By:    VMS Realty Investment, Ltd.
                                     Managing General Partner

                              By:    JAS Realty Corporation


Date: August 14, 1996         By:/s/Joel A. Stone
                                 Joel A. Stone
                                 President



Date: August 14, 1996         By:/s/Thomas A. Gatti
                                 Thomas A. Gatti
                                 Senior Vice-President and Principal
                                 Accounting Officer

                              VMS National Residential Portfolio II

                              By:    VMS Realty Investment, Ltd.
                                     Managing General Partner

                              By:    JAS Corporation


Date: August 14, 1996         By:/s/Joel A. Stone
                                 Joel A. Stone
                                 President



Date: August 14, 1996         By:/s/Thomas A. Gatti
                                 Thomas A. Gatti
                                 Senior Vice-President and Principal
                                 Accounting Officer