Form 10-Q
period 1996-09-30
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 1996-11-13
CIK 789089

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


              For the quarterly period ended September 30, 1996

                                      or

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

                            COMBINED BALANCE SHEET
                                (in thousands)

                                                 September 30,   December 31,
                                                    1996            1995
Assets
Cash and cash equivalents:
  Unrestricted                                   $   2,248       $   1,984
  Restricted-tenant security deposits                1,084           1,120
Accounts receivable                                    197             240
Escrows and other reserves                           1,473           1,364
Other assets                                           756             511
Investment properties
  Land                                              13,404          14,293
  Buildings and personal property                  127,967         133,517
Investment properties subject to abandonment
  Land, buildings and personal property                 --           7,630
  Less accumulated depreciation                    (68,763)        (72,219)
                                                 $  78,366       $  88,440

Liabilities and Partners' Deficit
Liabilities
Accounts payable                                 $     220       $     356
Tenant security deposits                             1,079           1,080
Accrued interest                                    11,006           8,193
Accrued taxes                                          823             507
Other liabilities                                      770             559
Mortgage loans payable                             119,290         121,845
Notes payable                                       32,995          30,610
Advances from affiliates of general partner            893           2,280
Deferred gain on extinguishment of debt             54,053          54,053

Liabilities subject to abandonment:
  Accrued interest                                      --           9,477
  Accrued taxes                                         --             121
  Other liabilities                                     --             295
  Mortgage loans payable                                --           6,278
Partners' Deficit                                 (142,763)       (147,214)
                                                 $  78,366      $   88,440

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

                          COMBINED STATEMENTS OF OPERATIONS
                       (in thousands, except per interest data)
                                  (Unaudited)

                                          Three Months Ended
                                              September 30,
                                           1996         1995
Revenues:
  Rental income                           $ 5,873   $   6,396
  Other income                                281         307
       Total revenues                       6,154       6,703

Expenses:
  Operating                                 1,825       2,119
  General and administrative                  268         208
  Maintenance                                 718       1,139
  Depreciation                              1,342       1,523
  Interest                                  4,033       4,727
  Property taxes                              450         513
       Total expenses                       8,636      10,229

  Loss on disposal of property                (43)        (25)

  Net loss                                $(2,525)  $  (3,551)

Net loss allocated to
  general partners                        $   (51)  $     (71)
Net loss allocated to
  limited partners                         (2,474)     (3,480)

                                          $(2,525)  $  (3,551)

Net loss per limited
  partnership interest:
  Portfolio I  (644 interests)            $(2,713)  $  (3,820)
  Portfolio II (268 interests)             (2,715)     (3,809)


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

                          COMBINED STATEMENTS OF OPERATIONS
                       (in thousands, except per interest data)
                                     (Unaudited)

                                               Nine Months Ended
                                                 September 30,
                                               1996         1995
Revenues:
  Rental income                             $ 18,099       $  20,221
  Other income                                   829             953
       Total revenues                         18,928          21,174

Expenses:
  Operating                                    5,709           7,023
  General and administrative                     725             821
  Maintenance                                  2,272           3,029
  Depreciation                                 4,096           4,963
  Interest                                    12,574          15,749
  Property taxes                               1,405           1,723
  Write-down of investment
     properties                                1,850           3,094
       Total expenses                         28,631          36,402

  Loss on disposal of property                   (60)          (108)
  Gain on sale of property                        59             --
Net loss before extraordinary item            (9,704)       (15,336)
Extraordinary item - gain on
  extinguishment of debt                      14,095         28,285

  Net income                                $  4,391       $ 12,949

Net income allocated to
  general partners                          $     88       $    259
Net income allocated to
  limited partners                             4,303         12,690
                                            $  4,391       $ 12,949

Net income (loss) per limited
  partnership interest:
Net loss before extraordinary item
  Portfolio I  (644 interests)              $(10,422)      $(16,480)
  Portfolio II (268 interests)               (10,440)       (16,478)
Extraordinary item
  Portfolio I  (644 interests)                15,146         30,394
  Portfolio II (268 interests)                15,146         30,394
Net income
  Portfolio I  (644 interests)                4,724          13,914
  Portfolio II (268 interests)                4,706          13,916


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


                     COMBINED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                       (in thousands)
                                        (Unaudited)

                                    VMS National Residential Portfolio I

                                              Limited Partners
                                General   Accumulated Subscription
                                Partners    Deficit     Notes      Total      Total
Partners' deficit at December   $(3,382)   $(99,615)   $(587)   $(100,202) $(103,584)
  31, 1995

Collections of subscription          --          --       38           38         38
  notes

Net income for the
  nine months ended
  September 30, 1996                 62       3,042       --        3,042      3,104

Partner's deficit at
  September 30, 1996            $(3,320)   $(96,573)   $(549)   $ (97,122) $(100,442)


                                   VMS National Residential Portfolio II

                                              Limited Partners
                              General      Accumulated  Subscription
                              Partners      Deficit       Notes    Total     Total

Partners' deficit at December   $(1,414)   $ (41,831)   $ (385) $ (42,216) $ (43,630)
  31, 1995

Collections of subscription          --           --        22         22         22
  notes

Net income for the
  nine months ended
  September 30, 1996                 26        1,261        --      1,261      1,287

Partner's deficit at
  September 30, 1996            $(1,388)   $ (40,570)   $ (363) $ (40,933) $ (42,321)

   Combined total               $(4,708)   $(137,143)   $ (912) $(138,055) $(142,763)

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

                                COMBINED STATEMENTS OF CASH FLOWS
                                      (in thousands)
                                       (Unaudited)

                                                               Nine Months Ended
                                                                  September 30,
                                                               1996           1995
Cash flows from operating activities:
  Net income                                                 $  4,391     $  12,949
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Writedown of investment property                            1,850         3,094
    Extraordinary gain on debt extinguishment                 (14,095)      (28,285)
    Depreciation                                                4,096         4,963
    Amortization of discounts and loan costs                    2,450         2,315
    Loss on disposal of property                                   60           108
    Gain on sale of property                                      (59)           --
  Change in accounts:
    Escrows and other reserves                                   (374)        2,065
    Accounts receivable                                            22            --
    Restricted tenant security deposits                            37           (59)
    Other assets                                                 (145)         (423)
    Accounts payable                                             (142)         (363)
    Tenant security deposit liabilities                             3            59
    Accrued taxes                                                 370           529
    Accrued interest                                            3,277         5,995
    Other liabilities                                              (1)         (472)
         Net cash provided by operating
            activities                                          1,740         2,475

Cash flows from investing activities:
  Property improvements and replacements                       (1,344)       (2,003)
  Proceeds from sale of property                                3,847            --
         Net cash provided by (used in)
            investing activities                                2,503        (2,003)

Cash flows from financing activities:
  Payments on mortgage loans payable                           (2,598)         (210)
  Payments received on subscription notes                          60            59
  Payments on advances from affiliates                         (1,388)           --
  Cash released to lenders upon foreclosure                       (53)         (591)
         Net cash used in financing activities                 (3,979)         (742)

Net increase (decrease) in cash and cash equivalents              264          (270)
Cash and cash equivalents at beginning of period                1,984         2,476
Cash and cash equivalents at end of period                   $  2,248     $   2,206
Supplemental disclosure of cash flow information
  Cash paid for interest                                     $  6,831     $   7,392

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

  The Venture has incurred recurring operating losses, has a partners' deficit and is in default of certain debt agreement provisions. Continued operating losses and insufficient cash flows to meet all obligations of certain of the Venture's properties are expected to occur. Historically, the General Partner and its affiliates had advanced funds to the Venture. The General Partner is not obligated, and does not intend, to fund any future deficits. During 1994, the General Partner and its affiliates assigned a portion of the unpaid advances to an affiliate of Insignia Financial Group, Inc. ("Insignia"). The General Partner is evaluating its options for the Venture should the Venture continue to suffer substantial losses from operations and cash deficiencies.

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


NOTE 2 - BASIS OF PRESENTATION

   The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Venture's annual report on Form 10-K for the fiscal year ended December 31, 1995.

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


NOTE 4 - PLAN OF REORGANIZATION

   The primary aspects of the Venture's Second Amended and Restated Plan of Reorganization included the following:

a. The Venture retained 17 properties from the existing portfolio (the "retained properties"), and abandoned title of the remaining properties (the "non-retained properties") to the Federal Deposit Insurance Corporation (the "FDIC"). The retained properties consist of one HUD property and sixteen non-HUD properties. Two of the seventeen retained properties were sold during the second quarter of 1996. All of the non-retained properties have been foreclosed upon as of September 30, 1996.

b. The Venture restructured the existing senior-lien debt obligations on the retained properties (except for one of the retained properties which has a first mortgage lien insured by HUD and two of the retained properties which have senior liens formerly payable to the FDIC, as successor to Beverly
Hills Mortgage Corporation, ("BH")) to provide for an interest rate of 8.75% per annum effective as of the first day of the month of the Effective Date with payments based on a 30 year amortization commencing on the first monthly payment due thereafter and a maturity date of January 15, 2000.

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

c. As it pertains to the existing BH junior mortgages on the retained properties, the FDIC reduced its claim on two of the properties to $300,000 per property evidenced by a non-interest bearing note scheduled to mature January 15, 2000, and has left in place liens for the full amount of its claims at the petition date for all other retained properties. Interest on the former FDIC loans for these retained properties accrues at 10% per annum on the FDIC value (total property value per the FDIC's June 1992 valuations less the property's senior lien indebtedness) commencing as of the first day of the month of the Effective Date and monthly payments of interest only at 7% per annum on the FDIC value will commence with the first monthly payment due thereafter.
(The retained property governed by a HUD Regulatory Agreement is to make payments of interest only following the approval by HUD of the Surplus Cash calculation.) On October 28, 1995, the FDIC sold all of the debt it held related to the retained properties to BlackRock Capital Finance, L.P. The debt amounts and terms were not modified.

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

e. The VMS/Stout Joint Venture was granted an allowed claim in the amount of $49,534,819 for the Assignment and Long-Term Loan Arrangement Notes payable to them by the Venture. Payments totalling $3,475,000 in conjunction with this allowed claim were made to the nonaffiliated members of the VMS/Stout Joint Venture on October 7, 1993. The Venture also executed a $4,000,000 promissory note dated September 1, 1993, to ContiTrade Services Corporation (the ContiTrade
Note) in connection with these allowed note claims. The ContiTrade Note represents a prioritization of payments to ContiTrade of the first $4,000,000 in repayments made under the existing Assignment and Long-Term Loan Arrangement Notes payable to the VMS/Stout Joint Venture, and does not represent an additional $4,000,000 claim payable to ContiTrade. In addition to prioritizing ContiTrade's receipt of the first $4,000,000 of repayments on the old notes, the ContiTrade Note provides for 5% non-compounding interest on the outstanding principal balance calculated daily on the basis of a 360 day year. The ContiTrade Note is secured by a Deed of Trust, Assignment of Rents and Security Agreement on each of the Venture's retained properties, and provides ContiTrade with other approval rights as to the ongoing operations of the Venture's retained properties. The ContiTrade Note matures January 15, 2000. The remaining $42,059,819 is noninterest bearing.

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

NOTE 5 - EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

  The Combined Statement of Operations for the nine months ended September 30, 1996, reflects the foreclosures of two of the Venture's abandoned properties. The Combined Statement of Operations for the nine months ended September 30, 1995, reflects the foreclosures of four of the Venture's abandoned properties. As a result of these foreclosures, the following liabilities and assets were written off:

                                             1996           1995
Mortgage Principal Payable               $ 6,291,000    $18,030,000

Accrued Interest Payable                   9,941,000     19,990,000

Other                                         26,000       (569,000)

Investment in Properties                  (5,781,000)   (18,533,000)

Accumulated Depreciation                   3,618,000      9,367,000

Extraordinary Gain                       $14,095,000    $28,285,000


NOTE 5 - EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT (CONTINUED)

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

NOTE 6 - CONTINGENCIES

  The Venture and certain affiliates of the Venture, including the Managing General Partner and certain officers and directors of the Managing General Partner, are parties to certain pending legal proceedings filed prior to September 30, 1996. The legal proceedings in which the Venture is included relate primarily to the limited partners' investment in the Venture. The adverse outcome of any one or more legal proceedings against the Venture or any of its affiliates which provide financial support or services to the Venture could have a materially adverse effect on the present and future operations of the Venture. The eventual outcome of these matters cannot be determined at this time. Accordingly, no provision for any liability that may result has been made in the combined financial statements.

NOTE 7 - INVESTMENT IN PROPERTIES SUBJECT TO ABANDONMENT

  The Venture's investment in 10 properties for which it obtained Bankruptcy Court approval to abandon, to which it still held legal title to two of these at December 31, 1995, have been presented as "Investment in Properties Subject To Abandonment" on the Venture's Combined Balance Sheet at December 31, 1995. The extraordinary gain on the extinguishment of debt for all of these properties exceeded the ordinary loss from the write down of the net carrying values of these properties to their estimated fair market values. None of the non-retained properties remain at September 30, 1996.


NOTE 8 - HUD CONTINGENCIES

  The Venture, VMS Realty Management, Inc. and HUD are engaged in discussions covering the appropriateness of certain Crosswood Park and Venetian Bridges Grand Canal I disbursements totalling approximately $603,000 and $133,000, respectively, made during the years 1987 through 1991. The parties are attempting to resolve this issue, but the ultimate outcome cannot presently be determined. The General Partner is vigorously defending its past actions and does not believe the eventual outcome of these discussions will have a material adverse effect on the operations of the Venture. No adjustment has been made to the Venture's combined financial statements concerning this matter given the General Partner's beliefs, the uncertainty regarding the eventual resolution of the amounts in question, and the responsible parties and their ability to make repayment if deemed necessary.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Venture's cash and cash equivalents balance at September 30, 1996, of $2,248,000 increased $264,000 from December 31, 1995. This increase was attributable to net cash provided by operating and investing activities of $1,740,000 and $2,503,000, respectively, offset by net cash used in financing activities of $3,979,000.

   The decrease in net cash provided by operating activities for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995, was due primarily to the disposition of the remaining non-retained properties and sale of the Bellevue Towers and Carlisle Square properties during the second quarter of 1996.

   Net cash provided by investing activities increased for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995, as a result of proceeds received from the sale of Carlisle Square and Bellevue Towers during the second quarter of 1996.

  Net cash used in financing activities increased primarily due to payments made on mortgage notes and advances from affiliates resulting from proceeds received from the sale of the two investment properties noted above.

  Total capital contributions and interest amounts due from limited partners of Portfolio I and Portfolio II at September 30, 1996, approximated $1,044,000. A settlement agreement was entered into on March 28, 1991, by the Plaintiff class counsel on behalf of the class of limited partners in approximately 100 non-publicly traded VMS sponsored limited partnerships including VMS National Residential Portfolio I and II, VMS National Properties Joint Venture, and VMS Realty Partners and its affiliates and certain other defendants. The Settlement Agreement provided the settling Limited Partners with an option to refinance their defaulted subscription note principal and interest payments. Of the total number of limited partner units in Portfolio I and Portfolio II, only 10 limited partner units in Portfolio I and 5.67 limited partner units in Portfolio II opted out of the Settlement Agreement and, accordingly, were ineligible to elect this refinancing option. Approximately 65% of the total capital contributions and accrued interest amounts due from limited partners of Portfolio I and Portfolio II represented amounts due from limited partners who elected the refinancing option. All amounts remaining due from the limited partners are considered past due and their outstanding amount bears interest at the 18% default rate.

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

   Continued operating losses and insufficient cash flows to meet all obligations of certain of the Venture's properties are expected to occur. The Managing General Partner is not obligated, and does not intend, to fund any such operating and cash flow deficits. However, the Venture's ability to continue as a going concern and to meet its obligations as they come due is solely dependent upon its ability to generate adequate cash flow from maintaining profitable operations on the retained properties or securing an infusion of capital. Management is involved in negotiations which would replace VMSRIL as the managing general partner and has entered into an agreement with Insignia which contemplates that VMSRIL will withdraw as general partner and be replaced by an entity in which Insignia owns an interest. This change in ownership is subject to the approval of various parties, including, among others, HUD, the FDIC and ContiTrade. The Managing General Partner believes that they will be successful in obtaining a replacement general partner and that the Venture will be able to continue operations as a going concern. However, the ultimate resolution of these financial difficulties and uncertainties cannot be determined at this time.

Results of Operations

   The Partnership realized net income of $4,391,000 for the nine months ended September 30, 1996, compared to net income of $12,949,000 for the nine months ended September 30, 1995. The Partnership realized a net loss of $2,525,000 for the three months ended September 30, 1996, compared to a net loss of $3,551,000 for the corresponding period of 1995. The decrease in net income for the nine months ended September 30, 1996, resulted primarily from the Partnership recognizing fewer gains upon debt extinguishment during 1996 as the number of foreclosures decreased.

  The decrease in revenues and total expenses for the three and nine month periods ended September 30, 1996, resulted from the timing of the foreclosures of non-retained properties. There were four non-retained properties foreclosed upon during the second quarter of 1995 and two non-retained properties foreclosed upon during the second quarter of 1996. Additionally, two of the retained properties were sold during the second quarter of 1996. Offsetting the decrease in total expenses for the three months ended September 30, 1996, was an increase in general and administrative expenses for the period. General and administrative expenses increased primarily due to increases in legal costs and filing fees. Excluding the impact of the foreclosure and sale of properties, total revenues for the nine months ending September 30, 1996, increased approximately 3% compared to the nine months ended September 30, 1995. Total property expenses increased approximately 1%.

  The ordinary losses recognized for the write-downs of the carrying values of properties to their estimated fair market values were made pursuant to EITF Abstract Issue No. 91-2, "Debtor's Accounting for Forfeiture of Real Estate Subject to a Nonrecourse Mortgage" which prescribes that a "two-step" approach method be used to present fairly the economic transaction upon foreclosure events. The write-down of investment properties to fair market value for the nine months ended September 30, 1996, was related to the foreclosure of two properties during the second quarter of 1996. The write-down of investment properties to fair market value for the nine months ended September 30, 1995, was related to the foreclosure of four properties during the second quarter of 1995.

   The extraordinary gain on extinguishment of debt for the nine and three months ended September 30, 1996, resulted from gains on the foreclosures of the two remaining non-retained properties during the second quarter of 1996. The extraordinary gain on extinguishment of debt for the three and nine months ended September 30, 1995, resulted from gains on the foreclosures of four of the non-retained properties during the second quarter of 1995.

   The loss on disposal of assets for each of the nine months ended September 30, 1996 and 1995, resulted from roof replacements at two and eight properties, respectively. The gain on sale of property for the three and nine months ended September 30, 1996, resulted from the sales of Carlisle Square and Bellevue Towers during the second quarter of 1996 (see "Note 10" of the Notes to Combined Financial Statements).

   Average occupancy rates for each of the nine months ended September 30, 1996 and 1995, for the retained properties are as follows:

                                                   Average
                                                  Occupancy
                                              1996             1995

Buena Vista Apartments
  Pasadena, CA                                 95%            94%

Casa de Monterey
  Norwalk, CA                                  92%            92%

Crosswood Park
  Citrus Heights, CA                           96%            95%

Mt. View Apartments
  San Dimas, CA                                97%            90%

Pathfinder
  Fremont, CA                                  96%            93%

Scotchollow
  San Mateo, CA                                99%            99%

                                                   Average
                                                  Occupancy

                                              1996             1995

The Bluffs
  Milwaukie, OR                                96%            96%

Vista Village Apartments
  El Paso, TX                                  88%            82%

Chapelle Le Grande
  Merrillville, IN                             97%            95%

North Park Apartments
   Evansville, In                              97%            97%

Shadowood Apartments
  Monroe, LA                                   95%            92%

The Towers of Westchester Park
  College Park, MD                             95%            97%

Terrace Gardens
  Omaha, NE                                    96%            95%

Watergate Apartments
  Little Rock, AR                              95%            95%

Forest Ridge Apartments
  Flagstaff, AZ                                84%            93%

  The Managing General Partner attributes the occupancy fluctuations at the properties to the following: increases in occupancy level at Mt. View Apartments to improved market conditions and increased lease renewals; increases in occupancy level at Vista Village to strong marketing efforts including additional advertising; decrease in occupancy level at Forest Ridge Apartments to the move-out of college students, the primary tenants, and new properties being built in the area.


Recent Developments - VMS Realty Partners and Affiliates

  There have been no material developments or changes from the Recent Developments-VMS Realty Partners and Affiliates disclosed in "Part I, Item 1" of the Venture's report on form 10-K for the year ended December 31, 1995.

ITEM 3.  LEGAL PROCEEDINGS

  As disclosed in the prior reports on Form 10-Q or Form 10-K ("Prior Public Filings"), the Joint Venture including the Joint Venturers, VMS Realty Investment L.T.D., General Partner of the Joint Venturers, Subpartnerships, VMS Realty Partners, now known as VMS Realty Partners, L.P., certain officers and directors of VMS Realty Partners, now known as VMS Realty Partners, L.P. and certain other affiliates of the Venture are parties to certain pending legal proceedings which are summarized below (other than litigation matters covered by insurance policies). The adverse outcome of certain of the legal proceedings disclosed in this Report and the Prior Public Filings could have a materially adverse effect on the present and future operations of the Joint Venture.

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

A.  VMS Limited Partnership Litigation

i)There are no new developments or changes from "Item 3.A." of the Partnership's report on Form 10-K for the year ended December 31, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a)      Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

 b)      Reports on Form 8-K:

         None filed during the quarter ended September 30, 1996.

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


                              VMS NATIONAL PROPERTIES JOINT VENTURE
                              (Registrant)

                              VMS National Residential Portfolio I

                              By:    VMS Realty Investment, Ltd.
                                     Managing General Partner

                              By:    JAS Realty Corporation



Date: November 12, 1996       By: /s/Joel A. Stone
                                  Joel A. Stone
                                  President



Date: November 12, 1996        By: /s/Thomas A. Gatti
                                 Thomas A. Gatti
                                 Senior Vice-President and Principal
                                 Accounting Officer



                         VMS National Residential Portfolio II

                         By:  VMS Realty Investment, Ltd.
                              Managing General Partner

                         By:  JAS Corporation



Date: November 12, 1996  By: /s/Joel A. Stone
                             Joel A. Stone
                             President



Date: November 12, 1996  By: /s/Thomas A. Gatti
                             Thomas A. Gatti
                             Senior Vice-President and Principal
                             Accounting Officer

                         Date:  November 12, 1996