Form 10-K
period 1996-12-31
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 1997-03-31
CIK 789089

FORM 10-K-ANNUAL REPORT PURSUANT TO
          SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended December 31, 1996
                                      or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period.........to.........

                        Commission file number 0-14194


                    VMS NATIONAL PROPERTIES JOINT VENTURE
            (exact name of registrant as specified in its charter)

        Illinois                                         36-3311347
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

630 Dundee Road, Suite 220
Northbrook, Illinois                                      60062
(Address of principal executive offices)                (Zip Code)

                   Issuer's telephone number (847) 562-4537

        Securities registered under Section 12(b) of the Exchange Act:

                                     None

        Securities registered under Section 12(g) of the Exchange Act:

                    Units of Limited Partnership Interest
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting partnership interests held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1996. Market value information for the Registrant's partnership interests is not available.


                                       PART I

ITEM 1.  BUSINESS

General

The Registrant, VMS National Properties Joint Venture (the "Venture"), of which the general partners are VMS National Residential Portfolio I ("Portfolio I") and VMS National Residential Portfolio II ("Portfolio II"), was formed in September 1984. Collectively, Portfolio I and Portfolio II are referred to as the "Partnerships". The Partnerships are limited partnerships formed in September 1984, under the Uniform Limited Partnership Act of the State of Illinois. The Managing General Partner of each of the Partnerships is VMS Realty Investment, Ltd. (formerly VMS Realty Partners), an Illinois limited partnership. (Effective as of January 1, 1987, Chicago Wheaton Partners assigned its ownership interests in the Partnerships to VMS Realty Investment, Ltd.). Prudential-Bache Properties, Inc. is also a minority general partner of Portfolio I.

The Venture originally acquired 51 residential apartment complexes located throughout the United States. At December 31, 1996, 34 of the Venture's properties had been foreclosed and two had been sold. The Venture continues to own and operate the remaining 15 residential apartment complexes it originally acquired. However, as provided by the Plan, the Venture filed notices of abandonment on the 34 properties that have foreclosed. The Venture plans to continue to own and operate the remaining 15 retained properties. One of the remaining 15 properties is encumbered by financing insured by the Department of Housing and Urban Development ("HUD"). HUD does not provide rent or interest subsidies in connection with the property nor does it restrict rental rates from
being at market rates.  This property   is owned by a separate subpartnership
("Subpartnership"), of which the Venture owns a 99% equity interest. The remaining 1% interest is owned by VMS Realty Investment, Ltd.

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

As a result of financial difficulties, VMS National Properties Joint Venture filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in the Central District of California on February 22, 1991 (see "Note 4" of the Notes to Combined Financial Statements). This voluntary filing encompassed the Venture's non-HUD properties only. In March 1993, the substance of the Venture's Plan of Reorganization was approved by the Bankruptcy Court and a Confirmation Order was entered (see "Note 5" of the Notes to Combined Financial Statements) and the Plan became effective on September 30, 1993.

The participation interest in the Venture of Portfolio I and Portfolio II is approximately 71% and 29%, respectively.

The Venture has no employees. The officers and employees of VMS Realty Partners and their affiliates performed all administrative and operational services, including all asset management functions, but excluding all property management functions, for the Venture's properties through September 30, 1993. Effective October 1, 1993, the Managing General Partner engaged Insignia Financial Group, Inc. ("Insignia") to provide asset management services to the Venture's retained complexes. Several nonaffiliated management companies had been retained by the Venture to manage, operate and maintain the Venture's HUD and non-HUD properties; however, they were replaced as the property manager by Insignia on all of the Venture's retained properties on January 1, 1994.

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

Although the Venture could contend that such consent was unreasonably withheld, or that a lender's failure to respond should constitute an implied consent (or waiver of its right to consent), it is possible that one or more lenders might seek to declare a default and attempt to foreclose on their respective collateral if the transfer of general partnership interests to MAERIL were to proceed without such lender's express consent. The substitution of MAERIL as general partner of the Selected Syndicated Partnerships will transpire upon the occurrence of certain events (including receiving certain of the above consents) as specified in the Insignia Agreement.

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

The Insignia Letter of Intent had contemplated that the Insignia affiliate providing management services to the Syndicated Partnerships would retain SRA to assist it in the provision of such management services; however, pursuant to the Insignia Agreement, SRA has been retained to assist in the provision of management services only to the Venture and will not be retained to provide such services with respect to any of the other Syndicated Partnerships. In particular, Insignia, SRA, and the Venture have reached an agreement under which a subsidiary of Insignia is to become the asset manager of 15 apartment complexes owned by the Venture throughout the country, for a total fee to Insignia of $500,000 per year plus reimbursement of expenses of $200,000 per year. As a matter of comparison, the Bankruptcy Court allowed claims of a VMSRIL affiliate for $400,000 for asset management services for January 1993 through September 1993 (i.e., the date of the Venture's emergence from bankruptcy and on which Insignia assumed responsibility as the Venture's asset manager). The Venture has also entered into an agreement pursuant to which it has retained another subsidiary of Insignia to perform property management services (the "Property Management Services Agreement"). As consideration for its performance of property management services pursuant to the Property Management Services Agreement, the Insignia affiliate will receive a fee of 4% of collected revenues on each property. As a matter of comparison, the Venture's property management services prior to the effectiveness of the Property Management Services Agreement were performed by three different entities, none of which are affiliated with VMSRIL or Insignia. Harbour Realty Advisors, Inc. ("Harbour") provided property management services with respect to the Venture's non-HUD retained properties. For such services, Harbour received a fee of 4.0% of the rents actually collected per month on such properties. Republic Management Services, Inc. ("Republic") or FPI Management, Inc. ("FPI") managed all of the Venture's other properties. Republic received a management fee of 4% of effective gross income with respect to the properties it managed. The management agreements with FPI provided for management fee payments of 3.5% to 4.0% of effective gross income with respect to the properties it managed.

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

          INDEMNITIES GRANTED BY INSIGNIA

Pursuant to the Insignia Letter of Intent, Insignia granted an indemnity to each of the individual partners of each of the VMS Principal Entities and each of their partners (the "Indemnified Partners") with respect to the Non-Hotel Syndicated Partnerships, including the Venture. Insignia agreed to indemnify the Indemnified Partners for up to $500,000 of claims of creditors in connection with (i) consummation of the transactions contemplated by the Insignia Letter of Intent, (ii) the Indemnified Partners' roles as general partners of, and service providers to, the Non-Hotel Syndicated Partnerships, and (iii) the EAB and Creditor Assets. This indemnification obligation will be funded solely through a cash reserve (the "Reserve") established by Insignia. The Reserve has been fully funded pursuant to the Insignia Agreement. In the event that the entire Reserve is not applied to the payment of Insignia indemnity obligations, all of the remaining funds in the Reserve will be paid over to SRA.

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

The consideration to be received by SRA pursuant to the Insignia Agreement, however, is limited by the terms of the Plan of Reorganization of the Venture and the CT Consent. The Plan, as modified by subsequent orders4, provides that subject to the exceptions set forth in the next two sentences, none of Insignia, its affiliates, any VMSRP Related Party, any person who is a partner in or in control of Insignia, nor any affiliate of any of the foregoing, may receive, directly or indirectly, any payments or other compensation relating to the Venture or its business except with respect to asset management functions or payments on account of the Stout Claim pursuant to the Plan and VMSRP's prefiling and administrative claims against the Venture. The Plan further provides that no VMSRP Related Party is to receive compensation for services related to the Venture without the prior written consent of ContiTrade.
However, the Plan does permit Insignia or any wholly-owned subsidiary of Insignia to receive property management fees for management of the Venture's properties by Insignia or its subsidiary if Insignia or such subsidiary is approved pursuant to the Plan as a property manager and actually becomes a property manager of one or more of the Venture's properties. In addition, the Plan expressly authorizes Insignia to pay to VMSRP not more than 28% of Insignia's asset management fee and 28% of any fees Insignia receives for the provision of property management services to the Venture. In light of the foregoing restrictions and to permit SRA to provide property management services to Insignia with respect to the Venture's properties, SRA obtained ContiTrade's consent, pursuant to the CT Consent, to receive market rate compensation for property management services actually performed by SRA, and/or such other compensation to which ContiTrade in the future may consent.

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

     INSPECTOR GENERAL AUDIT

The Office of the Inspector General (OIG) for the Department of Housing and Urban Development (HUD) has completed an audit of the books and records of VMS Realty Management, Inc. relative to seven HUD projects which VMS Realty Management, Inc. managed from 1987 to 1991, the years which were the subject of the OIG audit. The OIG concluded that VMS Realty Management, Inc. did not comply with the terms and conditions for the HUD Regulatory Agreements and applicable HUD regulations and instructions relating to the financial and general management practices for six of the seven HUD projects reviewed. Specifically, the OIG audit concluded that VMS Realty Management, Inc. inappropriately disbursed approximately $6,366,000 from the projects' funds for partnership expenses from 1987 to 1991 when the projects were in a non-surplus cash position or lacked adequate surplus cash for the payments as the term "surplus cash" is defined pursuant to the HUD Regulatory Agreements. Approximately $735,000 of the $6,366,000 which the OIG has concluded to have been inappropriately disbursed in payment of partnership obligations relates to projects in which the Venture is a partner. These inappropriate disbursements included payments for second mortgages, asset management fees, notes payable and other partnership expenses.

The OIG's Audit Report to HUD recommended that (1) the projects' owners reimburse $6,366,000 to the projects' accounts for the excess distributions and if the owners fail to comply, then HUD should initiate action for double damages remedy, (2) take action to debar VMS Realty Management, Inc. and the individuals which comprise it, and (3) require the appropriate HUD Regional/Field Offices to conduct reviews of the 13 remaining HUD projects which VMS Realty Management, Inc. previously managed which were not the subject of the OIG audit.

The Venture, VMS Realty Management, Inc. and HUD entered into a Settlement Agreement dated December 9, 1996, which provided an aggregate payment of $550,000 to the Federal government. Of this amount, $102,000 was paid from available funds of the Venture, and the remainder of the settlement payment was paid by entities other than the Venture and its subpartnerships.

     INSIGNIA AND MAE

Insignia is a publicly held fully integrated real estate service organization performing property management, asset management, investor services, partnership administration, mortgage banking, and real estate investment banking services for various ownership entities, including approximately 900 limited partnerships having approximately 360,000 limited partners. Based upon published industry surveys, Insignia is the largest manager of multifamily residential properties in the United States and is a significant manager of commercial property. Insignia commenced operations in December 1990 and since then has grown to provide property and/or asset management services for over 2,400 properties, which include approximately 260,000 residential units and approximately 110,000,000 square feet of commercial space, located in over 500 cities in 48 states.

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

Originally, MAE was formed to be the principal vehicle for acquiring interests in real property that would be managed or serviced by Insignia. MAE, directly or through subsidiaries, holds general partnership interests in approximately 500 partnerships, all of which have retained Insignia as manager for all or certain aspects of their operations. MAE has no other material assets and has no material cash flow. MAE has various liabilities associated with prior acquisitions, certain of which have been guaranteed or are joint obligations with Insignia or one or more of its subsidiaries.

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

The Venture's "Second Amended and Restated Plan of Reorganization" (the
"Plan") was confirmed by the Bankruptcy Court in March 1993 and became effective September 30, 1993. (See "Note 5" of the Notes to Combined Financial Statements).

The primary aspects of the Venture's Second Amended and Restated Plan of Reorganization included the following:

 a. The Venture retained 17 properties from the existing portfolio (the "retained properties"), and abandoned title of the remaining properties (the "non-retained properties") to the Federal Deposit Insurance Corporation (the "FDIC"). The retained properties consist of one HUD property and sixteen non-HUD properties. Two of the seventeen retained properties were sold during the second quarter of 1996. All of the non-retained properties have been foreclosed upon as of December 31, 1996.

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

c.As it pertains to the existing BH junior mortgages on the retained properties, the FDIC reduced its claim on two of the properties to $300,000 per property evidenced by a non-interest bearing note scheduled to mature January 15, 2000, and has left in place liens for the full amount of its claims at the petition date for all other retained properties. Interest on the former FDIC loans for these retained properties accrues at 10% per annum on the FDIC value (total property value per the FDIC's June 1992 valuations less the property's senior lien indebtedness) commencing as of the first day of the month of the Effective Date and monthly payments of interest only at 7% per annum on the FDIC value will commence with the first monthly payment due thereafter. (The retained property governed by a HUD Regulatory Agreement is to make payments of interest only following the approval by HUD of the Surplus Cash calculation.) On October 28, 1995, the FDIC sold all of the debt it held related to the retained properties to BlackRock Capital Finance, L.P. The debt amounts and terms were not modified.

d.The Venture distributed the following amounts in conjunction with the terms of the Plan: (1) approximately $5,980,000 to satisfy unsecured prepetition creditor claims of the nonaffiliated note payable to Security Pacific National Bank, trade creditors, and property taxes on the retained properties; (2) approximately $1,056,000 to provide for allowed and unclassified administrative claims; and (3) approximately $5,960,000 to make capital improvements at the retained properties. This capital improvement reserve was exhausted during 1995.

e.The VMS/Stout Joint Venture was granted an allowed claim in the amount of $49,535,000 for the Assignment and Long-Term Loan Arrangement Notes payable to them by the Venture. Payments totalling $3,475,000 in conjunction with this allowed claim were made to the nonaffiliated members of the VMS/Stout Joint Venture on October 7, 1993. The Venture also executed a $4,000,000 promissory note dated September 1, 1993, to ContiTrade Services Corporation (the ContiTrade Note) in connection with these allowed note claims. The ContiTrade Note represents a prioritization of payments to ContiTrade of the first $4,000,000 in repayments made under the existing Assignment and Long-Term Loan Arrangement Notes payable to the VMS/Stout Joint Venture, and does not represent an additional $4,000,000 claim payable to ContiTrade. In addition to prioritizing ContiTrade's receipt of the first $4,000,000 of repayments on the old notes, the ContiTrade Note provides for 5% non-compounding interest on the outstanding principal balance calculated daily on the basis of a 360 day year. The ContiTrade Note is secured by a Deed of Trust, Assignment of Rents and Security Agreement on each of the Venture's retained properties, and provides ContiTrade with other approval rights as to the ongoing operations of the Venture's retained properties. The ContiTrade Note matures January 15, 2000. The remaining $42,060,000 is noninterest bearing.

f. The Venture entered into a Revised Restructured Amended and Restated Asset Management Agreement (the Revised Asset Management Agreement) with Insignia. Effective October 1, 1993, Insignia took over the asset management of the Venture's retained properties and partnership functions for the Venture. The Revised Asset Management Agreement provides for an annual compensation of $500,000 to be paid to Insignia in equal monthly installments. In addition, Insignia will receive reimbursement for all out-of-pocket costs incurred in connection with their services up to $200,000 per calendar year. These amounts are to be paid from the available operating cash flow of the Venture's retained complexes after the payment of operating expenses and priority reserve fundings for insurance, real estate and personal property taxes, senior mortgage payments, minimum interest payment requirements on the former FDIC mortgages, and any debt service and principal payments currently due on any liens or encumbrances senior to the ContiTrade Deeds of Trust. If insufficient operating cash flow exists after the funding of these items, the balance of Insignia's fees and reimbursements may be paid from available partnership cash sources. Additionally, the asset management fee payable to Insignia will be reduced proportionately for each of the Venture's retained complexes which are sold or otherwise disposed of from time to time. Accordingly, the fee was reduced upon the disposition of Bellevue and Carlisle Square in 1996. The Venture engaged Insignia to commence property management of all of the Venture's retained complexes effective January 1, 1994.

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT
(dollar amounts in thousands)

The Combined Statements of Operations for the years ended December 31, 1996, 1995, and 1994 includes the effects of the foreclosures of the following 2, 5, and 4 of the Venture's properties, respectively:

  1996                      1995                         1994
Weatheridge      The Winery                            Broad Meadows
Sierra Gardens   Venetian Bridges - Canal Court        Courts of Harford Square
                 Venetian Bridges - Grand Canal I      Edgewater I
                 Venetian Bridges - Grand Canal II     Edgewater II
                 Pacific Hacienda



As a result of these foreclosures, the following liabilities and assets were written off:

                                      1996            1995            1994
Mortgage Principal Payable           $6,291         $22,074         $23,320
Accrued Interest Payable              9,941          25,636          16,490
Other                                    26            (645)           (369)
Investment in Properties             (5,781)        (23,453)        (22,858)
Accumulated depreciation              3,618          10,986          10,835
Extraordinary Gain                  $14,095         $34,598         $27,418

Additionally, as a result of the implementation of the Venture's Plan of Reorganization, certain liabilities compromised by the Plan were adjusted in 1993 to the present value of amounts to be paid determined at appropriate current interest rates. As a result, the Venture realized a gain in 1993 on extinguishment of debt on the retained properties as follows:

FDIC mortgages                             $  9,972
Accrued interest on FDIC mortgages           55,216
Notes payable                                21,491
Other                                         2,894
Extraordinary gain                           89,573
Less portion of gain deferred               (54,053)
Extraordinary gain realized                $ 35,520


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

ITEM 2.  DESCRIPTION OF PROPERTIES

The following table sets forth the Registrant's investments in properties:
                                  Date of
Property                          Purchase          Use

Buena Vista Apartments
  Pasadena, CA                    10/26/84  Apartments -  92 Units

Casa de Monterey
  Norwalk, CA                     10/26/84  Apartments - 144 Units

Crosswood Park
  Citrus Heights, CA              12/05/84  Apartments - 180 Units

Mt. View Apartments
  San Dimas, CA                   10/26/84  Apartments - 168 Units

Pathfinder
  Fremont, CA                     10/26/84  Apartments - 246 Units

Scotchollow
  San Mateo, CA                   10/26/84  Apartments - 418 Units

The Bluffs
 Milwaukie, OR                    10/26/84  Apartments - 137 Units

Vista Village Apartments
 El Paso, TX                      10/26/84  Apartments - 220 Units

Chapelle Le Grande
 Merrillville, IN                 12/05/84  Apartments - 105 Units

North Park Apartments
 Evansville, In                   11/14/84  Apartments - 284 Units

Shadowood Apartments
 Monroe, LA                       11/14/84  Apartments - 120 Units

Towers of Westchester Park
 College Park, MD                 10/26/84  Apartments - 303 Units

Terrace Gardens
 Omaha, NE                        10/26/84  Apartments - 126 Units

Watergate Apartments
 Little Rock, AR                  10/26/84  Apartments - 140 Units

Forest Ridge Apartments
 Flagstaff, AZ                    10/26/84  Apartments - 278 Units


In the opinion of the Managing General Partner, each of the properties is adequately covered by insurance.

Each property above is encumbered by various debt. For additional information regarding the encumbrances and carrying value of the above properties, see accompanying Schedule of Properties and Schedule of Mortgages and "Note 7" of the combined financial statements.


SCHEDULE OF PROPERTIES:
(dollar amounts in thousands

                                             Gross
                                            Carrying      Accumulated     Federal
Property                                      Value      Depreciation    Tax Basis
Buena Vista Apartments                    $  5,840        $ 2,809        $ 1,923
Casa de Monterey                             7,708          3,811          2,502
Crosswood Park                               8,587          4,305          4,025
Mt. View Apartments                         10,599          4,774          3,389
Pathfinder                                  14,993          7,228          6,050
Scotchollow                                 27,499         13,342          9,506
The Bluffs                                   4,267          2,257          1,175
Vista Village Apartments                     6,522          3,032          2,307
Chapelle Le Grande                           4,592          2,363          1,380
North Park Apartments                       10,194          5,201          3,151
Shadowood Apartments                         4,152          2,140          1,294
Towers of Westchester Park                  16,054          8,410          4,541
Terrace Gardens                              5,471          2,750          1,772
Watergate Apartments                         6,870          3,456          2,165
Forest Ridge Apartments                      8,511          4,141          2,924

                                          $141,859        $70,019        $48,104

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
                    balance                             balance (Modified
                                                        ACRS)


SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)

                          Principal                                                  Principal
                         Balance At                                                   Balance
                         December 31,   Imputed    Interest     Period    Maturity     Due At
Property                    1996      Interest (A)   Rate     Amortized     Date      Maturity
Buena Vista Apartments
 1st mortgage            $  7,000                    (F)         --        01/00      $ 7,000

Casa de Monterey
 1st mortgage                 871                   8.75%     30 years    01/00(D)       842
 2nd mortgage               6,450                    (G)         --       01/00        6,450

Crosswood Park
 1st mortgage               4,232        1,531      7.50%     40 years   05/18(E)     (B)(C)
 2nd mortgage               2,468                   (G)(H)       --      01/00         2,468

Mt. View Apartments
 1st mortgage              10,165                    (F)         --      01/00        10,165

Pathfinder
 1st mortgage               1,225                   8.75%     30 years  01/00(D)      1,184
 2nd mortgage              11,170                    (G)         --     01/00        11,170

Scotchollow
 1st mortgage               3,261                   8.75%     30 years  01/00(D)      3,153
 2nd mortgage              22,425                    (G)         --     01/00        22,425

The Bluffs
 1st mortgage                 616                   8.75%     30 years  01/00(D)       596
 2nd mortgage                 443                   8.75%     30 years  01/00(D)       428
 3rd mortgage               3,006                    (G)         --     01/00        3,006

Vista Village Apartments
 1st mortgage               1,930                   8.75%     30 years  01/00(D)     1,866
 2nd mortgage               1,792                    (G)         --     01/00        1,792

Chapelle Le Grande
 1st mortgage               1,207                   8.75%     30 years  01/00(D)     1,167
 2nd mortgage               2,244                    (G)         --     01/00        2,244

North Park Apartments
 1st mortgage-  1st phase     113                    8.75%    30 years    01/00(D)     109
                2nd phase     468                    8.75%    30 years    01/00(D)     452
                3rd phase     835                    8.75%    30 years    01/00(D)     812
                4th phase     421                    8.75%    30 years    01/00(D)     407
 2nd mortgage               4,582                     (G)        --       01/00      4,582

Shadowood  Apartments
 1st mortgage               1,226                    8.75%    30 years   01/00(D)    1,185
 2nd mortgage               1,059                     (G)        --      01/00       1,059

Towers of Westchester Park
 1st mortgage               2,536                    8.75%    30 years  01/00(D)     2,472
 2nd mortgage              14,439                     (G)        --     01/00       14,439

Terrace Gardens
 1st mortgage               2,257                    8.75%    30 years  01/00(D)     2,183
 2nd mortgage               1,515                     (G)        --     01/00        1,515

Watergate Apartments
 1st mortgage               2,187                    8.75%    30 years  01/00(D)     2,115
 2nd mortgage               1,157                     (G)        --     01/00        1,157

Forest Ridge Apartments
 1st mortgage               2,130                    8.75%    30 years  01/00(D)     2,059
 2nd mortgage               2,201                    8.75%    30 years  01/00(D)     2,128
 3rd mortgage               3,129                     (G)        --     01/00        3,129
    Total                $120,760   $1,531                                        $115,759

  (A) Imputed interest represents the difference between the face value of assumed mortgage loans and the current market value of these obligations as determined by the 14% mortgage rate received from the Beverly Hills Mortgage Corporation at the dates of purchase. The book value of the real estate to which the debt relates was adjusted by this difference. Imputed interest is being amortized over the remaining terms of the related mortgage loans, using the effective interest method. This amortization amounted to $72,000 in 1996, $199,000 in 1995, $306,000 in
      1994, and was included in mortgage interest expense for the respective year.

  (B) Property is encumbered by first mortgage financing insured by HUD.

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

  (H) The property governed by HUD Regulatory Agreements will make payments of interest only at 7% each April 1st following HUD's approval of Surplus Cash Calculations prepared each December 31st.

On October 28, 1995, the FDIC sold all of the debt it held related to the retained properties to BlackRock Capital Finance, L.P. The debt amounts and terms were not modified.
Average annual rental rates per unit and occupancy for 1996 and 1995 for the retained properties:

                                     Average Annual               Average
                                  Rental Rates Per Unit          Occupancy
Property                         1996            1995        1996           1995

Buena Vista Apartments          $11,132        $10,758        96%            96%
Casa de Monterey                  7,793          7,690        93%            92%
Crosswood Park                    8,251          8,065        97%            94%
Mt. View Apartments               9,556          9,197        96%            92%
Pathfinder                       10,537          9,899        96%            94%
Scotchhollow                     10,896         10,470        99%            99%
The Bluffs                        6,358          6,131        96%            96%
Vista Village Apartments          6,065          5,854        89%            82%
Chapelle Le Grande                7,641          7,380        98%            96%
North Park Apartments             5,543          5,353        97%            97%
Shadowood Apartments              5,940          5,779        95%            94%
Towers of Westchester Park       10,297         10,013        95%            97%
Terrace Gardens                   7,961          7,535        95%            96%
Watergate Apartments              6,674          6,518        95%            96%
Forest Ridge Apartments           7,080          6,486        85%            94%


The Managing General Partner attributes the occupancy fluctuations at the properties to the following: increases in occupancy level at Mt. View Apartments to improved market conditions, increased marketing efforts and increased lease renewals; increases in occupancy level at Vista Village to strong marketing efforts including additional advertising; decrease in occupancy level at Forest Ridge Apartments to the move-out of college students, the primary tenants, mostly due to new properties being built in the area.

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.
Real estate taxes and rates in 1996 for each property were (in thousands):


                                        1996            1996
                                        Taxes           Rate

Buena Vista Apartments                  63            1.15%
Casa de Monterey                        76            1.17%
Crosswood Park                          92            1.03%
Mt. View Apartments                    114            1.23%
Pathfinder                             212            1.51%
Scotchollow                            319            1.26%
The Bluffs                              62            1.31%
Vista Village Apartments                91            2.89%
Chapelle Le Grande                      50           12.16%
North Park Apartments                  139            9.93%
Shadowood Apartments                    31           12.32%
Towers of Westchester Park             227            3.69%
Terrace Gardens                         89            2.59%
Watergate Apartments                    45            6.68%
Forest Ridge Apartments                 89            9.82%


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

As of December 31, 1996, there were 823 holders of record of Portfolio I and 332 holders of record of Portfolio II.

As of December 31, 1996, there have been no cash distributions to the Limited Partners of either of the Partnerships. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions; future cash distributions are, however, subject to the order of distributions stipulated by the Venture's Plan of Reorganization. The source of future cash distributions is dependent upon cash generated by the Venture's properties and cash generated through the sale or refinancing of these properties.

ITEM 6.  SELECTED FINANCIAL DATA
         (dollar amounts in thousands)

                            Year Ended Year Ended     Year Ended   Year Ended   Year Ended
                           December 31,December 31,   December 31, December 31,December 31,
                               1996       1995           1994          1993        1992
Total revenues from rental   $25,200    $ 27,874     $   30,012      $   41,788  $   49,859
  operations

Extraordinary Item-Gain on
 Extinguishment of Debt      $14,095 C  $ 34,598 C   $   27,418C     $ 137,141   $   11,799

Net Income (Loss)            $  1,823   $ 15,626     $     2,890     $92,529A,B  $(13,632)A

Net Income (Loss) per Limited
 Partnership Interest
   Portfolio I -
 644 Interests               $      2 C $     17 C   $        3C    $    99A,B   $    (15)A

 Portfolio II - 268          $      2 C $     17 C   $        3C    $   100A,B   $    (15)A
 Interests

Tax Income (Loss)            $ 3,188    $ 21,385     $   14,412     $175,890     $(52,427)

Tax Income (Loss) per
  Limited
 Partnership Interest
  Portfolio I -
 644 Interests              $     3     $     23    $       16     $    189      $    (56)

 Portfolio II - 268         $     3     $     23    $       16     $    189      $    (56)
  Interests

Total assets               $ 76,779     $ 88,440     $111,232      $133,383B     $249,859

Mortgage loans and notes   $153,066     $158,733     $178,061      $198,802B     $346,760
payable


A) During its bankruptcy proceedings the Venture followed AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). In accordance therewith, unamortized deferred loan costs and imputed interest related to the Venture's properties included in the bankruptcy of $3,088,000 and $6,821,000, respectively, were written off as of the bankruptcy filing date. Also, during 1992, two of the Venture's properties were foreclosed; as a result of these proceedings, the Venture has recognized extraordinary gains on the extinguishment of the related debt.

B) The Venture's Plan of Reorganization became effective on September 30, 1993. As a result of the implementation of the Plan, 19 of the Venture's properties were foreclosed during 1993 creating a gain of approximately $89,573,000 in order to adjust liabilities compromised by the Plan to the present value of amounts to be paid (see "Note 11" of the Notes to the Combined Financial Statements); $54,053,000 of this extraordinary gain has been deferred by the Venture.

C) During 1994, 1995 and 1996 respectively, four, five and two of the Ventures nonretained properties were foreclosed. As a result of these events, the Venture has recognized extraordinary gains on the extinguishment of the related debt. As of December 31, 1996, all of the nonretained properties have been foreclosed.

The above selected financial data should be read in conjunction with the combined financial statements and the related notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Venture held unrestricted cash at December 31, 1996, of $1,788,000 which decreased $196,000 from December 31, 1995. This decrease was attributable to net cash provided by operating and investing activities of $2,147,000 and $1,818,000, respectively, offset by net cash used in financing activities of $4,161,000.

The decrease in net cash provided by operating activities for the year ended December 31, 1996, compared to the corresponding periods of 1994 and 1995 was primarily due to the disposition of the remaining non-retained properties and sale of the Bellevue Towers and Carlisle Square properties during the second quarter of 1996. Additionally, payments of accrued expenses and deposits to escrows and other reserves increased for the year ended December 31, 1996.

Net cash provided by investing activities increased for the year ended December 31, 1996, compared to the corresponding periods of 1994 and 1995 as a result of proceeds received from the sale of Carlisle Square and Bellevue Towers during the second quarter of 1996.

Net cash used in financing activities increased for the year ended December 31, 1996, compared to the years ended December 31, 1994 and 1995, due to increased payments on mortgage notes and advances from affiliates resulting from proceeds received from the sale of the two investment properties noted above.

At December 31, 1992, the Venture had approximately $15,433,000 in excess limited partner contributions. Permitted uses of these excess limited partner contributions during 1993 were limited to 1) the funding of monthly Bankruptcy Court approved professional fees; 2) establishing a reserve of $5,960,000 to fund capital improvements on the retained complexes; 3) repayments of approximately $5,980,000 on various prepetition claims including notes payable, real estate taxes and amounts due trade creditors; 4) payments of $1,006,000 to the Managing General Partner for reimbursement of cash advances and asset management services; and 5) payments to the FDIC and ContiTrade for reimbursement of administrative costs incurred in connection with the bankruptcy case (see "Note 5" of the Notes to Combined Financial Statements). The Venture's Plan of Reorganization, which became effective on September 30, 1993, also restricts the permitted uses of the cash balances on hand at December 31, 1996.

Total capital contribution and interest amounts due from limited partners of Portfolio I and Portfolio II at December 31, 1996, approximated $1,009,000. A settlement agreement was entered into on March 28, 1991, by the Plaintiff class counsel on behalf of the class of limited partners in approximately 100 non-publicly traded VMS sponsored limited partnerships including VMS National Residential Portfolio I and II, VMS National Properties Joint Venture, and VMS Realty Partners and its affiliates and certain other defendants. The Settlement Agreement provided the settling Limited Partners with an option to refinance their defaulted subscription note principal and interest payments. Of the total number of limited partner units in Portfolio I and Portfolio II, only 10 limited partner units in Portfolio I and 5.666 limited partner units in Portfolio II opted out of the Settlement Agreement, and, accordingly, were ineligible to elect this refinancing option. Approximately 65% of the total capital and accrued interest amounts due from limited partners of Portfolio I and Portfolio II represented amounts due from limited partners who elected the refinancing option. All amounts remaining due from the limited partners are considered past due and their outstanding amount bears interest at the 18% default rate.

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

Results of Operations

The Partnership realized net income of $1,823,000 for the year ended December 31, 1996, which decreased compared to net income of $15,626,000 for the year ended December 31, 1995. The decrease in net income was primarily due to the Partnership recognizing a lower gain on the extinguishment of debt in 1996 as the number of foreclosures decreased. The Partnership realized net income of $2,890,000 for the year ended December 31, 1994. The increase in net income for the year ended December 31, 1995, compared to 1994, was due to gains recognized upon the foreclosure of 5 non-retained properties during 1995.

The decreases in revenues and total expenses for the years ended December 31, 1994, 1995 and 1996, resulted from the timing of the foreclosures of non-retained properties. There were four non-retained properties foreclosed upon during 1994, five non-retained properties foreclosed upon during 1995, and two non-retained properties foreclosed upon during 1996. Additionally, two of the retained properties were sold during 1996. Excluding the impact of the foreclosures and sale of properties, total revenues for the year ended December 31, 1996, increased approximately 4% compared to the same period of 1995. Total property expenses increased approximately 1%.

The ordinary losses recognized for the write-downs of the carrying values of properties to their estimated fair values related to 2, 5 and 4 properties foreclosed upon during the years ended December 31, 1996, 1995 and 1994, respectively. The ordinary losses were recognized pursuant to EITF Abstract Issue No. 91-2, "Debtor's Accounting for Forfeiture of Real Estate Subject to a Nonrecourse Mortgage" which prescribes that a "two-step" approach method be used to fairly present the economic transaction upon foreclosure events.

The extraordinary gain on extinguishment of debt for the years ended December 31, 1996, 1995 and 1994, relates to the foreclosures of 2, 5 and 4 properties, respectively.

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

Pursuant to SOP 90-7, interest on secured or undersecured debt is recognized to the extent of cash paid or to the extent that the value of the related collateral exceeds the sum of principal plus accrued interest, determined on a property by property basis. Interest on unsecured claims is recognized only to the extent paid. The Combined Statement of Operations includes the interest recognized by this method. Mortgage interest recorded was approximately $33,258,000 less than the contractual amount for 1993. Notes payable and other interest expense recorded was approximately $6,931,000 less than the contractual amount for 1993. Penalties on delinquent real estate taxes after February 22, 1991, and penalties on delinquent debt on the Venture's entities in bankruptcy are not accrued in the Combined Financial Statements nor are they contractually disclosed.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


LIST OF COMBINED FINANCIAL STATEMENTS


 Report of Independent Auditors

 Combined Balance Sheets - Years ended December 31, 1996 and 1995

 Combined Statements of Operations - Years ended December 31, 1996, 1995 and
  1994

 Combined Statements of Changes in Partners' Deficit - Years ended December 31, 1996, 1995 and 1994

 Combined Statements of Cash Flows - Years ended December 31, 1996, 1995 and
  1994

 Notes to Combined Financial Statements



                 Report of Ernst & Young LLP, Independent Auditors


The Partners
VMS National Residential Portfolio I and
VMS National Residential Portfolio II


We have audited the accompanying combined balance sheets of VMS National Residential Portfolio I (an Illinois Limited Partnership), VMS National Residential Portfolio II (an Illinois Limited Partnership) and VMS National Properties (an Illinois Partnership) and Subpartnerships (collectively the Venture) as of December 31, 1996 and 1995, and the related combined statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of VMS
National Residential Portfolio I, VMS   National Residential Portfolio II and
VMS National Properties and Subpartnerships at December 31, 1996 and 1995, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The combined financial statements and financial statement schedule referred to above have been prepared assuming that the Venture will continue as a going concern. As more fully described in Note 1, the Venture has incurred recurring operating losses and has a partners' deficit. In addition, the General Partner and its affiliates have announced the existence of serious financial difficulties that may have an effect on the ability of the General Partner to function in that capacity and may adversely affect the financial condition of the Venture. These conditions raise substantial doubt about the Venture's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the inability of the Venture to continue as a going concern.



                                        /s/  ERNST & YOUNG LLP

Greenville, South Carolina
February 10, 1997
                        VMS NATIONAL RESIDENTIAL PORTFOLIO I
                       VMS NATIONAL RESIDENTIAL PORTFOLIO II
                          (Illinois limited partnerships)
       VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

                              COMBINED BALANCE SHEETS
                                   (in thousands)


                                                    December 31,    December 31,
                                                         1996             1995

Assets
  Cash and cash equivalents:
     Unrestricted                                      $   1,788      $   1,984
     Restricted-tenant security deposits                   1,082          1,120
  Accounts receivable                                        151            240
  Escrows and other reserves                               1,507          1,364
  Other assets                                               411            511
  Investment properties:
     Land                                                 13,404         14,293
     Buildings and personal property                     128,455        133,517
  Investment properties subject to abandonment:
     Land, buildings and personal property                    --          7,630
  Less accumulated depreciation                          (70,019)       (72,219)
                                                       $  76,779      $  88,440
Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                     $     302      $     356
  Tenant security deposits                                 1,080          1,080
  Accrued interest                                        11,948          8,193
  Accrued taxes                                              492            507
  Other liabilities                                          381            559
  Mortgage loans payable                                 119,229        121,845
  Notes payable                                           33,837         30,610
  Advances from affiliates of general partner                753          2,280
  Deferred gain on extinguishment of debt                 54,053         54,053

  Liabilities subject to abandonment:
     Accrued interest                                         --          9,477
     Accrued taxes                                            --            121
     Other liabilities                                        --            295
     Mortgage loans payable                                   --          6,278

  Partners' Deficit                                     (145,296)      (147,214)

                                                       $  76,779      $  88,440

              See Accompanying Notes to Combined Financial Statements


                          VMS NATIONAL RESIDENTIAL PORTFOLIO I
                         VMS NATIONAL RESIDENTIAL PORTFOLIO II
                            (Illinois limited partnerships)
         VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

                           COMBINED STATEMENTS OF OPERATIONS
                    (in thousands, except per interest data)

                            FOR THE YEARS ENDED DECEMBER 31,

                                                1996            1995             1994
Revenues:
  Rental income                               $ 24,046        $ 26,649         $ 28,692
  Other income                                   1,154           1,225            1,320
       Total revenues                           25,200          27,874           30,012


Expenses:
  Operating                                      7,658           9,267           10,962
  General and administrative                     1,063           1,121            1,345
  Maintenance                                    3,000           3,992            5,196
  Depreciation                                   5,447           6,090            6,659
  Interest                                      16,652          20,899           24,226
  Property taxes                                 1,802           2,220            2,378
  Write-down of investment property              1,850           3,257            3,774
       Total expenses                           37,472          46,846           54,540

Net loss before extraordinary item             (12,272)        (18,972)         (24,528)
Extraordinary item - gain on
  extinguishment of debt                        14,095          34,598           27,418

  Net income                                  $  1,823        $ 15,626         $  2,890

Net income allocated to general
  partners                                    $     36        $    313         $     58
Net income allocated to limited
  partners                                       1,787          15,313            2,832

                                              $  1,823        $ 15,626         $  2,890
Net income (loss) per limited
  partnership interest:
  Net loss before extraordinary item
    Portfolio I  (644 interests)              $(13,185)       $(20,386)        $(26,358)
    Portfolio II (268 interests)              $(13,193)       $(20,386)        $(26,352)
  Extraordinary item
    Portfolio I (644 interests)               $ 15,146        $ 37,177         $ 29,463
    Portfolio II (268 interests)              $ 15,146        $ 37,177         $ 29,463
  Net income
    Portfolio I  (644 interests)              $  1,961        $ 16,791         $  3,105
    Portfolio II (268 interests)              $  1,953        $ 16,791         $  3,111

                See Accompanying Notes to Combined Financial Statements


                     VMS NATIONAL RESIDENTIAL PORTFOLIO I
                    VMS NATIONAL RESIDENTIAL PORTFOLIO II
                       (Illinois limited partnerships)
    VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

             COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                 (in thousands)

                                          VMS National Residential Portfolio I
                                                      Limited Partners

                                       General   Accumulated    Subscription
                                      Partners     Deficit        Notes         Total      Total

Partners' deficit at January 1, 1994   $ (3,644)  $(112,399)     $ (812)     $(113,211) $(116,855)

Collections of subscription notes            --          --         156            156        156

Write-off of subscription notes              --         (29)         29             --         --

Net income for year ended
   December 31, 1994                         41       1,999           --         1,999      2,040

Partners' deficit at December 31, 1994   (3,603)   (110,429)        (627)    (111,056)   (114,659)

Collections of subscription notes            --          --           41           41          41

Net income for year ended
   December 31, 1995                        221      10,813           --       10,813      11,034

Partners' deficit at December 31, 1995   (3,382)    (99,616)        (586)    (100,202)   (103,584)

Collections of subscription notes            --          --           52           52          52

Net income for the year ended
   December 31, 1996                         26       1,263           --        1,263       1,289

Partner's deficit at December 31, 1996 $ (3,356)  $ (98,353)     $  (534)    $(98,887)  $(102,243)

               See Accompanying Notes to Combined Financial Statements

                       VMS NATIONAL RESIDENTIAL PORTFOLIO I
                      VMS NATIONAL RESIDENTIAL PORTFOLIO II
                         (Illinois limited partnerships)
      VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

               COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                 (in thousands)

                                    VMS National Residential Portfolio II

                                                  Limited Partners
                                 General   Accumulated    Subscription
                                Partners     Deficit          Notes       Total       Total
Partners' deficit at
  January 1, 1994               $(1,523)   $ (47,161)       $  (467)   $ (47,628)  $ (49,151)

Collections of subscription
  notes                              --           --             51           51          51

Write-off of subscription notes      --           (4)             4           --          --

Net income for year ended            17          834             --          834         851
  December 31, 1994

Partners' deficit at
  December 31, 1994              (1,506)     (46,331)          (412)     (46,743)    (48,249)

Collections of subscription
  notes                              --           --             28           28          28

Net income for year ended            92        4,500             --        4,500       4,592
  December 31, 1995

Partners' deficit at
   December 31, 1995             (1,414)     (41,831)         (384)      (42,215)    (43,629)

Collections of subscription
   notes                             --           --            42            42          42

Net income for the year ended        10          524            --           524         534
   December 31, 1996

Partner's deficit at
   December 31, 1996           $ (1,404)   $ (41,307)     $   (342)    $ (41,649)  $ (43,053)

Combined partner's deficit at  $ (4,760)   $(139,660)     $   (876)    $(140,536)  $(145,296)
   December 31, 1996

             See Accompanying Notes to Combined Financial Statements

                        VMS NATIONAL RESIDENTIAL PORTFOLIO I
                       VMS NATIONAL RESIDENTIAL PORTFOLIO II
                          (Illinois limited partnerships)
       VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

                             COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                            FOR THE YEARS ENDED DECEMBER 31,

                                               1996             1995              1994
Cash flows from operating activities:
 Net income                                  $ 1,823          $ 15,626         $  2,890
 Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Writedown of investment property            1,850             3,257            3,774
   Extraordinary gain on
     extinguishment of debt                  (14,095)          (34,598)         (27,418)
   Depreciation                                5,447             6,090            6,659
   Amortization of discounts and loan
     costs                                     3,309             3,105            2,918
   Loss on disposal of property                  163               111              370
   Gain on sale of property                      (59)               --               --
 Change in accounts:
   Escrows and other reserves                   (408)            2,205            2,258
   Accounts receivable                            67               (17)             (10)
   Restricted tenant security deposits            40               (62)             127
   Other assets                                  198              (226)             362
   Accounts payable                              (62)             (522)             884
   Accrued taxes                                  39               146              214
   Accrued interest                            4,220             7,966           11,157
   Tenant security deposit liabilities             4                (4)              94
   Other liabilities                            (389)             (160)              75

         Net cash provided by
            operating activities              2,147              2,917            4,354

Cash flows from investing activities:
 Property improvements and replacements      (2,029)            (2,415)          (3,408)
 Proceeds from sale of property                3,847                --               --

         Net cash provided by (used in)
            investing activities             $ 1,818          $ (2,415)        $ (3,408)

Cash flows from financing activities:
 Payments on mortgage loans payable          $(2,674)         $   (332)        $   (293)
 Payments received on subscription notes          94                69              207
 Payments on advances from affiliates         (1,528)              (82)            (116)
 Cash released to lenders upon
   foreclosure                                   (53)             (649)            (317)

       Net cash used in financing
            activities                        (4,161)             (994)            (519)

Net increase (decrease) in cash and cash
    equivalents                                 (196)             (492)             427

Cash and cash equivalents at beginning
    of year                                    1,984             2,476            2,049

Cash and cash equivalents at end of year     $ 1,788          $  1,984         $  2,476

Supplemental disclosure of cash flow
 information:
 Cash paid for interest                      $ 9,103          $  9,503         $  9,904

             See Accompanying Notes to Combined Financial Statements



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

 The Venture has incurred recurring operating losses and has a partners' deficit of approximately $145 million at December 31, 1996 and expects operating losses to continue. Further, historically the General Partner and its affiliates had advanced funds to the Venture; however, the General Partner does not intend to fund any future deficits. During
 1994, the General Partner and its affiliates assigned a portion of the unpaid advances to an affiliate of Insignia Financial Group, Inc., ("Insignia") ("Notes 5 and 10"). The General Partner is evaluating its options for the Venture should the Venture continue to suffer substantial losses from operations and cash deficiencies.

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

2.ORGANIZATION

 The Venture was formed as a general partnership pursuant to the Uniform Partnership Act of the State of Illinois and a joint venture agreement (the "Venture Agreement") dated September 27, 1984, between VMS National Residential Portfolio I ("Portfolio I") and VMS National Residential Portfolio II ("Portfolio II"). The General Partner of Portfolio I and Portfolio II is VMS Realty Investment, Ltd. (formerly VMS Realty Partners) an Illinois limited partnership. Prudential-Bache Properties, Inc. is also a minority general partner of Portfolio I. The Venture originally acquired 51 residential apartment properties located throughout the United States. Of these 51 properties, four were foreclosed prior to 1993. As more fully described in "Note 4", the Venture filed for Chapter 11 bankruptcy protection on February 22, 1991. The Venture's Second Amended and Restated Plan of Reorganization (the "Plan") became effective on September 30, 1993. Pursuant to the Plan, 19 of the Venture's properties were foreclosed in 1993, four properties were foreclosed in 1994, five properties were foreclosed in 1995 and an additional two properties foreclosed in 1996. Also, the Venture sold two of the residential properties during 1996. The Venture continues to own and operate 15 of the residential apartment complexes it originally acquired.

 One of the remaining properties is encumbered by financing insured by the Department of Housing and Urban Development ("HUD"). This property is owned by a separate subpartnership (the "Subpartnership"), of which the Venture owns a 99% interest. The remaining 1% interest is owned by VMS Realty Investment, Ltd. (Minority Interest). During 1993 cumulative losses of $640,000 previously allocated to the Minority Interest were reallocated to the Venture due to the severe financial difficulties encountered by the Minority Interest.

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

  Operating cash flow distributions for Portfolio I and Portfolio II will be made at the discretion of the Managing General Partner subject to the order of distribution indicated in the Plan and approved by the Bankruptcy Court. Such distributions will be allocated first to the respective Limited Partners in an amount equal to 12% per year (on a noncumulative basis) of their contributed capital; then, to the General Partners, a subordinated incentive fee equal to 10.45% of remaining operating cash flow; and finally, of the balance to be distributed, 98% to the Limited Partners and 2% to the General Partners.

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

3. ACCOUNTING POLICIES

  (a) The combined financial statements of the Venture for the period during the bankruptcy proceedings (February 22, 1991 to September 30, 1993) reflect the financial reporting guidance prescribed by the AICPA Statement of Position 90-7 (SOP 90-7), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". In accordance with SOP 90-7, interest on secured or undersecured debt of the Venture's entities in bankruptcy was recognized to the extent of cash paid or to the extent that the value of the related collateral exceeded the sum of principal plus accrued interest, determined on a property by property basis. Interest on unsecured claims was recognized only to the extent paid. Effective September 30, 1993, the Venture resumed an accrual basis of interest recognition. Mortgage interest recorded for the three years ended December 31, 1993, was $33,258,000 less than the contractual amount. Interest on notes payable and other interest expense recorded for the same period was $6,931,000 less than the contractual amount. Penalties on delinquent real estate taxes after February 22, 1991, and penalties on delinquent debt on the Venture's entities that were in bankruptcy were not approved by the Bankruptcy Court as an allowed claim. Therefore, these penalties were neither accrued in the combined financial statements nor contractually disclosed.

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

  (b)The accompanying combined financial statements include the accounts of Portfolio I, Portfolio II, the Venture and Subpartnerships (collectively, the "Partnerships"). Significant interpartnership accounts and transactions have been eliminated from these combined financial statements.

  (c)Depreciation is computed using the following methods and estimated useful lives:

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
                    balance                             balance (Modified
                                                        ACRS)

 (d) During 1996 the Venture adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of this statement resulted in a writedown of the non-retained properties of $1,850,000 to their estimated fair value.

 (e) The Venture generally leases its residential apartment units for twelve month terms or less.

 (f) The Venture expenses the costs of advertising as incurred. Advertising expense included in operating expenses was $313,000, 428,000 and $426,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

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

 (i) In 1995, the Venture implemented "Statement of Financial Accounting
     Standards No.   107, Disclosure about Fair Value of Financial Instruments,"
     which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Venture's cash and cash equivalents approximates fair value due to short-term maturities. The Venture estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Venture ("Note
     7"). The carrying amounts of variable-rate mortgages approximate fair value due to frequent re-pricing.

 (j) Certain reclassifications have been made to the 1995 and 1994 balances to conform to the 1996 presentation.

 (k) The Partnership requires security deposits from all apartment lessees for the duration of the lease and considers these deposits to be restricted cash. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

4. PETITION FOR RELIEF UNDER CHAPTER 11

   On February 22, 1991, VMS National Properties Joint Venture filed for Chapter 11 bankruptcy protection in the United States Bankruptcy court in the Central District of California. The initial filing included only the residential apartment complexes directly owned by VMS National Properties Joint Venture (entities included in the filing herein after referred to collectively as the Debtor) and excluded the 10 Subpartnerships consisting of 10 residential apartment complexes encumbered by financing insured or held by the Department of Housing and Urban Development ("HUD"), and the investing limited partnerships Portfolio I and Portfolio II. Due to the partnership agreements existing between the Venture, Portfolio I and Portfolio II, which provide the Venture with exclusive rights to the limited partner investor contributions, the Venture's initial filing was amended to reflect the Venture's right to receive any excess limited partner investor contributions.

   The Venture's Plan was confirmed by the Bankruptcy Court in March 1993 and became effective on September 30, 1993 ("Effective Date") (see "Note 5").

5. PLAN OF REORGANIZATION

   The Primary aspects of the Venture's Second Amended and Restated Plan of Reorganization included the following:

  (a) The venture retained 17 properties from the existing portfolio (the "retained properties"), and abandoned title of the remaining properties (the "non-retained properties") to the Federal Deposit Insurance Corporation (the "FDIC"). The retained properties consist of one HUD property and sixteen non-HUD properties. Two of the seventeen retained properties were sold during the second quarter of 1996. All of the non-retained properties have been foreclosed upon as of December 31, 1996.

 (b) The Venture restructured the existing senior-lien debt obligations on the retained properties (except for one of the retained properties which has a first mortgage lien insured by HUD and two of the retained properties which have senior liens formerly payable to the FDIC, as successor to Beverly Hills Mortgage Corporation, ("BH")) to provide for an interest rate of 8.75% per annum effective as of the first day of the month of the Effective Date with payments based on a 30 year amortization commencing on the first monthly payment due thereafter and a maturity date of January 15, 2000.

      The senior lien collateralized by HUD on one of the retained properties was not modified, and the senior liens formerly held by the FDIC were modified to accrue at 9% per annum effective as of the first day of the month of the Effective Date with monthly payments of interest only made at 7% per annum commencing with the first monthly payments due thereafter on the FDIC value, as defined in "c" below.

 (c) As it pertains to the existing BH junior mortgages on the retained properties, the FDIC reduced its claim on two of the properties to $300,000 per property evidenced by a non-interest bearing note scheduled to mature January 15, 2000, and has left in place liens for the full amount of its claims at the petition date for all other retained properties. Interest on the former FDIC loans for these retained properties accrues at 10% per annum on the FDIC value (total property value per the FDIC's June 1992 valuations less the property's senior lien indebtedness) commencing as of the first day of the month of the Effective Date and monthly payments of interest only at 7% per annum on the FDIC value will commence with the first monthly payment due thereafter. (The retained property governed by a HUD Regulatory Agreement is to make payments of interest only following the approval by HUD of the Surplus Cash calculation.) On October 28, 1995, the FDIC sold all of the debt it held related to the retained properties to BlackRock Capital Finance, L.P. The debt amounts and terms were not modified.

 (d) The Venture distributed the following amounts in conjunction with the terms of the Plan: (1) approximately $5,980,000 to satisfy unsecured prepetition creditor claims of the nonaffiliated note payable to Security Pacific National Bank, trade creditors, and property taxes on the retained properties; (2) approximately $1,056,000 to provide for allowed and unclassified administrative claims; and (3) approximately $5,960,000 to make capital improvements at the retained properties. This capital improvement reserve was exhausted during 1995.

 (e) The VMS/Stout Joint Venture was granted an allowed claim in the amount of $49,535,000 for the Assignment and Long-Term Loan Arrangement Notes Payable to them by the Venture. Payments totalling $3,475,000 in conjunction with this allowed claim were made to the nonaffiliated members of the VMS/Stout Joint Venture on October 7, 1993. The Venture also executed a $4,000,000 promissory note dated September 1, 1993, to ContiTrade Services Corporation (the ContiTrade Note) in connection with these allowed note claims. The ContiTrade Note represents a prioritization of payments to ContiTrade of the first $4,000,000 in repayments made under the existing Assignment and Long-Term Loan Arrangement Notes payable to the VMS/Stout Joint Venture, and does not represent an additional $4,000,000 claim payable to ContiTrade. In addition to prioritizing ContiTrade's receipt of the first $4,000,000 of repayments on the old notes, the ContiTrade Note provides for 5% non-compounding interest on the outstanding principal balance calculated daily on the basis of a 360 day year. The ContiTrade Note is secured by a Deed of Trust, Assignment of Rents and Security Agreement on each of the Venture's retained properties, and provides ContiTrade with other approval rights as to the ongoing operations of the Venture's retained properties. The ContiTrade Note matures January 15, 2000. The remaining $42,060,000 is noninterest bearing.

(f) The Venture entered into a Revised Restructured Amended and Restated Asset Management Agreement (the Revised Asset Management Agreement) with Insignia. Effective October 1, 1993, Insignia took over the asset management of the Venture's retained properties and partnership functions for the Venture. The Revised Asset Management Agreement provides for an annual compensation of $500,000 to be paid to Insignia in equal monthly installments. In addition, Insignia will receive reimbursement for all out-of-pocket costs incurred in connection with their services up to $200,000 per calendar year. These amounts are to be paid from the available operating cash flow of the Venture's retained complexes after the payment of operating expenses and priority reserve funding for insurance, real estate and personal property taxes, senior mortgage payments, minimum interest payment requirements on the former FDIC mortgages, and any debt service and principal payments currently due on any liens of encumbrances senior to the ContiTrade Deeds of Trust. If insufficient operating cash flow exists after the funding of these items, the balance of Insignia's fees and reimbursements may be paid from available partnership cash sources. Additionally, the asset management fee payable to Insignia will be reduced proportionately for each of the Venture's retained complexes which are sold or otherwise disposed of from time to time. Accordingly, the fee was reduced upon the disposition of Bellevue and Carlisle Square in 1996. The Venture engaged Insignia to commence property management of all of the Venture's retained complexes effect January 1, 1994.


6.  SUBSCRIPTION NOTES AND ACCRUED INTEREST RECEIVABLE

   Portfolio I and Portfolio II executed promissory notes requiring cash contributions from the partners aggregating $136,800,000 to the capital of Portfolios I and II for 644 and 268 units, respectively. Of this amount, $135,014,000 was contributed in cash through December 31, 1996, and $910,000 was deemed uncollectible and written-off prior to December 31, 1996. The following table represents the remaining Limited Partners' subscription notes principal balances and the related accrued interest receivable at December 31, 1996 (in thousands):



                                     Portfolio I       Portfolio II

Subscription notes receivable         $ 534              $ 342
Accrued interest receivable              66                 67
Total subscription notes and
 accrued interest receivable          $ 600              $ 409

    All amounts outstanding at December 31, 1996, are considered past due and bear interest at the default rate of 18%. The subscription notes receivable and the related interest are not recognized until collection is assured.



MORTGAGE LOANS PAYABLE
(dollar amounts in thousands)

                        Principal                                                 Principal
                        Balance At                                                 Balance
                        December 31,     Imputed   Interest    Period   Maturity     Due At
Property                   1996       Interest (A)   Rate     Amortized   Date      Maturity
Buena Vista Apartments
    1st mortgage        $  7,000                      (F)        --      01/00    $  7,000

Casa de Monterey
    1st mortgage             871                     8.75%    30 years   01/00(D)      842
    2nd mortgage           6,450                      (G)        --      01/00       6,450

Crosswood Park
    1st mortgage           4,232          1,531      7.50%    40 years   05/18(E)    (B)(C)
    2nd mortgage           2,468                     (G)(H)      --      01/00       2,468

Mt. View Apartments
    1st mortgage          10,165                       (F)       --      01/00      10,165

Pathfinder
    1st mortgage           1,225                     8.75%    30 years   01/00(D)    1,184
    2nd mortgage          11,170                       (G)       --      01/00      11,170

Scotchollow
    1st mortgage           3,261                     8.75%    30 years   01/00(D)    3,153
    2nd mortgage          22,425                       (G)       --      01/00      22,425

The Bluffs
    1st mortgage             616                     8.75%    30 years   01/00(D)      596
    2nd mortgage             443                     8.75%    30 years   01/00(D)      428
    3rd mortgage           3,006                       (G)        --     01/00       3,006

Vista Village Apartments
    1st mortgage           1,930                     8.75%    30 years   01/00(D)    1,866
    2nd mortgage           1,792                       (G)        --     01/00       1,792

Chapelle Le Grande
    1st mortgage           1,207                     8.75%    30 years   01/00(D)    1,167
    2nd mortgage           2,244                       (G)        --     01/00       2,244

North Park Apartments
    1st mortgage-1st phase   113                     8.75%    30 years   01/00(D)      109
                 2nd phase   468                     8.75%    30 years   01/00(D)      452
                 3rd phase   835                     8.75%    30 years   01/00(D)      812
                 4th phase   421                     8.75%    30 years   01/00(D)      407
    2nd mortgage           4,582                       (G)        --     01/00       4,582

Shadowood Apartments
    1st mortgage           1,226                     8.75%    30 years   01/00(D)    1,185
    2nd mortgage           1,059                       (G)        --     01/00       1,059

Towers of Westchester Park
    1st mortgage           2,536                     8.75%    30 years   01/00(D)    2,472
    2nd mortgage          14,439                       (G)        --     01/00      14,439

Terrace Gardens
    1st mortgage           2,257                     8.75%    30 years   01/00(D)    2,183
    2nd mortgage           1,515                       (G)        --     01/00       1,515

Watergate Apartments
    1st mortgage           2,187                     8.75%    30 years   01/00(D)    2,115
    2nd mortgage           1,157                       (G)        --     01/00       1,157

Forest Ridge Apartments
    1st mortgage          2,130                      8.75%    30 years   01/00(D)    2,059
    2nd mortgage          2,201                      8.75%    30 years   01/00(D)    2,128
    3rd mortgage          3,129                        (G)        --     01/00       3,129

       Total           $120,760       $   1,531                                   $115,759

(A) Imputed interest represents the difference between the face value of assumed mortgage loans and the current market value of these obligations as determined by the 14% mortgage rate received from the Beverly Hills Mortgage Corporation at the dates of purchase. The book value of the real estate to which the debt relates was adjusted by this difference. Imputed interest is being amortized over the remaining terms of the related mortgage loans, using the effective interest method. This amortization amounted to $72,000 in 1996, $199,000 in 1995, $306,000 in 1994, and was
     included in mortgage interest expense.

(B)  Property is encumbered by first mortgage financing insured by HUD.

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

  Principal payments on mortgage loans payable during the next five years are noted below.


            1997                                    $    319
            1998                                         347
            1999                                         378
            2000                                     113,443
            2001                                         150
       Thereafter                                      6,123
                                                    $120,760


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

     Pursuant to the Plan, the allowed claim for the Assignment note and related interest was $46,285,000; $3,475,000 of this amount was paid in October 1993, in accordance with the terms of the Plan. The Venture also executed a $4,000,000 promissory note payable dated September 1, 1993 to ContiTrade Services Corporation ("ContiTrade note") which bears interest at 5% per annum. This note represents a prioritization of payment to ContiTrade and did not represent the assumption of any additional debt. The ContiTrade note matures on January 15, 2000, and is collateralized by a Deed of Trust, Assignment of Rents and Security Agreement on each of the Venture's retained complexes. Accrued interest on the ContiTrade note at December 31, 1996, is $667,000.

     The remaining $42,810,000 of the Assignment Note is non-interest bearing and is payable only after payment of debt of higher priority, including mortgage notes due to senior lien holders and junior mortgages payable to the FDIC. Pursuant to SOP 90-7, the Assignment Note, the Long-Term Loan Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. Accordingly, the Venture recognized an extraordinary gain on extinguishment of debt of $21,491,000 in 1993. Interest expense is being recognized through the amortization of the discount which totaled $3,227,000, $2,878,000 and $2,567,000 in 1996, 1995 and 1994, respectively.

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

        The Venture discontinued scheduled monthly interest payments in May 1990, on the Stout Note. As a result, in July 1990 all three holders drew on the Letter of Credit for the principal note balances due. The drafts under the Letter of Credit bear interest at prime plus 5% and were due upon funding.

        The accrual of interest on this Letter of Credit was discontinued after February 22, 1991.

        Pursuant to the Plan, the entire amount of the allowed claim for the Letter of Credit, $3,505,000, was paid in full in October 1993.

9. INCOME TAXES

  The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the combined financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.


The following is a reconciliation of reported net income and Federal taxable income:

                                             1996          1995         1994

Net income as reported                  $ 1,823          $15,626      $ 2,890
   Depreciation and amortization
     differences                         (1,036)          (2,342)      (2,647)
   Prepaid rent                              --              (24)          87
   Accrued audit                             81             (125)         128
   Unapplied cash                          (179)              33          289
   Gain on foreclosure and sale             793             (640)       8,591
   Management fees                           --                --        (121)
   Mortgage interest expense                 --              (33)       1,180
   Write-down of fixed assets             1,936            7,212        2,968
   Other                                   (230)           1,678        1,047

Federal taxable income                  $ 3,188          $21,385     $ 14,412

The following is a reconciliation between the partnership's reported amounts and Federal tax basis of net assets and liabilities at December 31, 1996:


  Net deficiency as reported                   $(145,296)
  Land and buildings                              15,841
  Accumulated depreciation                       (39,453)
  Syndication costs                              (17,650)
  Deferred gain                                   54,053
  Loan costs                                       1,036
  Other deferred costs                             9,601
  Other                                          (18,453)
  Notes Payable                                    4,882
  Subscription note receivable                     2,016
  Mortgage payable                               (50,768)
  Accounts payable - Affiliates                    8,454
     Net assets - Federal tax basis            $(175,737)

10. TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

 (a) The Venture entered into agreements with affiliates of the Managing General Partner to provide asset management services at a fee equal to 1.5% (.5% to 1.5% for HUD properties) of monthly gross revenues. Subsequent to the February 22, 1991, bankruptcy filing, payment of these fees had been restricted by Bankruptcy Court approvals. Pursuant to the terms of the Venture's Plan, asset management fees of $1,734,100 for services rendered through September 30, 1993, were approved by the Bankruptcy Court as allowed claim payments. All affiliated asset management fees in excess of the allowed claim payments were written off as of September 30, 1993. Fees of $950,000 were approved for immediate payment and were paid in 1993. In addition, payments of $82,000 and $116,000 were made in 1995 and 1994, respectively. The remaining prepetition portion of the allowed claim was paid during 1996 from cash received relating to the sale of Carlisle Square and Bellevue Towers. Effective October 1, 1993, the Venture entered into an asset management agreement with Insignia in conjunction with the implementation of the Plan (see "Note 5").

      Various nonaffiliated management companies have managed the properties since September 1991. Accordingly, no affiliated property management fees were incurred or paid in 1993; however, prepetition property management fees of $356,000 were approved by the Bankruptcy Court for payment to an affiliate. This allowed claim may be paid only from available partnership cash and remains unpaid at December 31, 1996.

 (b) Certain affiliates of the General Partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the Plan. There were no property dispositions for which proceeds were received through December 31, 1996.

 (c) Prior to 1994, an affiliate of the Managing General Partner was reimbursed for accounting, due diligence, data processing, and other departmental costs, along with partnership travel, communication and certain overhead expenses of staff engaged in analysis and operation of Portfolio I, Portfolio II, the Venture and each of the Venture's operating properties.

      These services were performed by Insignia in 1994, 1995 and 1996 (See "Note 5"). A portion of the 1994 reimbursements received by Insignia were assigned to an affiliate of the General Partner. The total reimbursable costs paid to an affiliate of the General Partner included on the Combined Statements of Operations for the years ended December 31, 1994, amounted to approximately $95,000. Payment of these reimbursable costs during the bankruptcy proceedings was restricted to $25,000 per month pursuant to court-approved cash collateral orders. No such payments were
      made in 1994 and 1995; however    $755,000 in prepetition reimbursable
      costs was approved for payment as part of the Plan. During 1996, these costs were reimbursed primarily from proceeds received from the sale of Carlisle Square and Bellevue Towers. The remainder of reimbursable costs payable to affiliates not allowed by the Bankruptcy Court were written off as of September 30, 1993.

  (d) Under the terms of the Venture agreement, the Managing General Partner and its affiliates provided management and other services to the Venture through December 31, 1991. Pursuant to the Plan, a prepetition portion of fees totalling $583,000 was approved for payment from available partnership cash. Approximately $186,000 of this amount was paid during 1996 from proceeds received from the sale of Carlisle Square and Bellevue Towers. The portion of these fees not allowed by the Bankruptcy Court were written off. As of December 31, 1996, $397,000 remains unpaid.


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

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT
(dollar amounts in thousands)

The Combined Statements of Operations for the year ended December 31, 1996, 1995 and 1994, reflect the foreclosures of 2, 5, and 4 of the Venture's properties, respectively:



1996                              1995                  1994

Weatheridge     The Winery                           Broad Meadows
Sierra Gardens  Venetian Bridges - Canal Court       Courts of Harford Square
                Venetian Bridges - Grand Canal I     Edgewater I
                Venetian Bridges - Grand Canal II    Edgewater II
                Pacific Hacienda



As a result of these foreclosures, the following liabilities and assets were written off:

                                    1996               1995               1994
Mortgage Principal Payable       $ 6,291           $ 22,074          $  23,320
Accrued Interest Payable           9,941             25,636             16,490
Other                                 26               (645)              (369)
Investment in Properties          (5,781)           (23,453)           (22,858)
Accumulated depreciation           3,618             10,986             10,835
Extraordinary Gain              $ 14,095           $ 34,598          $  27,418


   Additionally, as a result of the implementation of the Venture's Plan of Reorganization, certain liabilities compromised by the Plan were adjusted in 1993 to the present value of amounts to be paid determined at appropriate current interest rates. As a result, the Venture realized a gain in 1993 on extinguishment of debt on the retained properties as follows:

FDIC mortgages                          $  9,972
Accrued interest on former FDIC
  mortgages                               55,216
Notes payable                             21,491
Other                                      2,894
Extraordinary gain                        89,573
Less portion of gain deferred            (54,053)
Extraordinary gain realized             $ 35,520

    Pursuant to the Plan, the mortgages formerly held by the FDIC were modified effective September 30, 1993. For 15 of the 17 retained properties, the face value of the note was restated to the Agreed Valuation Amount (see "Note 5"). Under the terms of the restated notes, the FDIC may reinstate the full claim which was in place at the petition filing date upon the default of any note. The restated notes are cross-collateralized; however, they are not cross-defaulted. As a result, the Venture deferred $54,053,000 of this extraordinary gain on extinguishment of debt. On October 28, 1995, the FDIC sold all of the debt it held related to the retained properties to BlackRock Capital Finance, L.P. The debt amounts and terms were not modified.


12.  CONTINGENCIES

    The Venture and certain affiliates of the Venture, including the Managing General Partner and certain officers and directors of the Managing General Partner, are parties to certain legal proceedings filed prior to December 31, 1996. The legal proceedings in which the Venture is included relate primarily to the limited partners' investment in the Venture. The adverse outcome of any one or more legal proceedings against the Venture or any of its affiliates which provide financial support or services to the Venture could have a materially adverse effect on the present and future operations of the Venture. The eventual outcome of these matters cannot be determined at this time. Accordingly, no provision for any liability that may result has been made in the financial statements.

13. INVESTMENT IN PROPERTIES SUBJECT TO ABANDONMENT

   The Venture's investment in 10 properties for which it obtained Bankruptcy Court approval to abandon, to which it still held legal title for two of these properties at December 31, 1995, has been presented as "Investment Properties Subject To Abandonment" on the Venture's Combined Balance Sheet at December 31, 1995. The extraordinary gain on the extinguishment of debt for all of these properties exceeded the ordinary loss from the write down of the net carrying values of these properties to their estimated fair market values. Therefore, no allowance or provision for the loss in asset value has been made in the Venture's Combined Statements of Operations for the year ended December 31, 1995. The adoption of FASB Statement No. 121 in 1996 (see Note 3) resulted in the writedown of the two remaining non-retained properties of $1,850,000 to their estimated fair values. Five of these properties were foreclosed during 1995 and the remaining two were foreclosed during 1996 (see "Note 11"). None of the non-retained properties remain at December 31, 1996.

14. HUD CONTINGENCIES

   The Venture, VMS Realty Management, Inc. and HUD entered into a Settlement Agreement dated December 9, 1996, related to the appropriateness of certain Crosswood Park and Venetian Bridges Grand Canal I disbursements totaling approximately $603,000 and $133,000, respectively, made during the years 1987 through 1991. This audit also included five other HUD projects managed by VMS Realty Management, Inc. which were not owned by the Venture. The Settlement Agreement provided an aggregate payment of $550,000 to the Federal government, $102,000 of which was paid from available funds of Venetian Bridges Grand Canal I and the remainder of the settlement payment of $448,000 were paid by entities other than the Venture and its subpartnerships.

15.  Investment Properties and Accumulated Depreciation
    (dollar amounts in thousands)

                                          Initial Cost
                                           To Venture

                                               Buildings                 Provision to
                                               Personal      Subsequent    Reduce to
Description             Encumbrance     Land   Property      Improvements  Fair Value
THE BLUFF APTS.              (a)        $193   $  3,667       $   407      $    --
BUENA VISTA APTS.            (a)         893      4,538           409           --
CASA DE MONTEREY APTS.       (a)         869      6,136           703           --
CHAPELLE LE GRAND APTS.      (a)         166      3,873           553           --
CROSSWOOD PARK APTS.         (a)         611      8,597         1,379       (2,000)
FOREST RIDGE APTS.           (a)         701      6,930           880          --
MOUNTAIN VIEW APTS.          (a)       1,289      8,490           820          --
NORTH PARK APTS.             (a)         557      8,349         1,288          --
PATHFINDER APTS.             (a)       3,040     11,698         1,505      (1,250)
SCOTCHOLLOW APTS.            (a)       3,510     19,344         4,645          --
SHADOWOOD APTS.              (a)         209      3,393           550          --
TERRACE GARDENS APTS.        (a)         433      4,517           521          --
TOWERS OF WESTCHESTER        (a)         529     13,491         2,034          --
VISTA VILLAGE APTS.          (a)         568      5,209           745           --
WATERGATE APTS.              (a)         263      5,625           982           --

     TOTAL                           $13,831   $113,857       $17,421      $(3,250)

                 Gross Amount at Which Carried
                    At December 31, 1996
                                   Buildings
                                      And
                                    Related
                                    Personal           Accumulated    Year        Date    Depreciable
Description                 Land    Property   Total  Depreciation  Constructed   Acquired  Life-Years
THE BLUFF APTS.          $   193   $   4,074  $ 4,267     $ 2,257     1968        10/26/84  5-27.5

BUENA VISTA APTS.            893       4,947     5,840      2,809     1972        10/26/84  5-27.5

CASA DE MONTEREY APTS.       869       6,839     7,708      3,811     1970        10/26/84  5-27.5

CHAPELLE LE GRAND APTS.      166       4,426     4,592      2,363     1972        12/05/84  5-27.5

CROSSWOOD PARK APTS          471       8,116     8,587      4,305     1977        12/05/84  5-29

FOREST RIDGE APTS.           701       7,810     8,511      4,141     1974        10/26/84  5-27.5

MOUNTAIN VIEW APTS.        1,289       9,310    10,599      4,774     1978        10/26/84  5-29

NORTH PARK APTS.             557       9,637    10,194      5,201     1968        11/14/84  5-27.5

PATHFINDER APTS.           2,753      12,240    14,993      7,228     1971        10/26/84  5-27.5

SCOTCHOLLOW APTS.          3,510      23,989    27,499     13,342     1973        10/26/84  5-27.5

SHADOWOOD APTS.              209       3,943     4,152      2,140     1974        11/14/84  5-27.5

TERRACE GARDENS APTS.        433       5,038     5,471      2,750     1973        10/26/84  5-27.5

TOWERS OF WESTCHESTER        529      15,525    16,054      8,410     1971        10/26/84  5-27.5

VISTA VILLAGE APTS.          568       5,954     6,522      3,032     1971        10/26/84  5-27.5

WATERGATE APTS.              263       6,607     6,870      3,456     1972        10/26/84  5-27.5

      TOTAL              $13,404   $128,455   $141,859    $70,019


 (a) See description of Mortgage Loans Payable in "Note 7" of Notes to Combined Financial Statements.

 (b) The aggregate cost of land, building, personal property and improvements for financial reporting purposes differs from Federal income tax purposes by the imputed interest recorded at the various dates of acquisition. As a result of the Venture's reorganization and related debt modification, the aggregate cost for Federal income tax purposes of buildings and improvements was downwardly adjusted in 1993. The aggregate costs of the real estate for Federal income tax purposes at December 31, 1996 and 1995, is $157,577,233 and $175,133,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is $109,472,449 and $116,337,000, respectively.

 (c) Reconciliation of Real Estate

                                            1996              1995            1994
  Balance at beginning of year           $155,440           $180,146       $204,480
  Additions during the year:
     Improvements                          2,029              2,415           3,408
  Provision to reduce investment
     properties to fair value             (1,850)            (3,257)         (3,774)
  Removal of properties due to
     foreclosures                         (5,781)           (23,453)        (22,858)
  Disposition of property                 (7,979)              (411)         (1,110)
  Balance at End of Year                $141,859           $155,440        $180,146

   Reconciliation of Accumulated Depreciation

  Balance at beginning of year          $ 72,219           $ 77,414        $ 82,331
  Depreciation expense                     5,447              6,090           6,659
  Removal of accumulated
     depreciation on
     foreclosed properties                (3,618)           (10,986)        (10,835)
  Disposition of property                 (4,029)              (299)           (741)
  Balance at End of Year                $ 70,019           $ 72,219        $ 77,414

16.  Sale of Property

The Partnership sold two of the retained properties, Carlisle Square Apartments and Bellevue Towers Apartments, to an unaffiliated party on April 19, 1996, and April 30, 1996, respectively. The properties sold on a net book value of $2,247,000 for Carlisle Square Apartments and $1,541,000 for Bellevue Towers Apartments. The Partnership received net proceeds from the sales of Carlisle Square and Bellevue Towers after payments of costs related to the sales of approximately $2,291,000 and $1,556,000, respectively. The total gains on the sale of Carlisle Square and Bellevue Towers were $44,000 and $15,000, respectively, and are included in other income in the accompanying combined statements of operations. The gain has been allocated to the partners in accordance with the Limited Partnership Agreement. Of the combined proceeds, $2,356,000 was used to pay down the mortgage note payable and $1,488,000, was used to repay advances from affiliates of the General Partner.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Managing General Partner of Partnership I and Partnership II at December 31, 1996, was VMS Realty Investment, Ltd., an Illinois General Partnership. Prudential-Bache Properties, Inc. was a minority General Partner of Partnership I at December 31, 1996.

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

MS Realty Partners ("VMS"), an affiliate of the General Partner, assisted the Managing General Partner in the management and control of the Venture's affairs through November 17, 1993, and Strategic Realty Advisors, Inc. ("SRA"), also an affiliate of the General Partner, replaced VMS in assisting the Managing General Partner effective November 18, 1993. VMS Realty Partners is an Illinois general partnership whose partners are Van Kampen/Morris/Stone, Inc. (100% owned by Robert D. Van Kampen, Peter R. Morris and Joel A. Stone), Residential Equities, Ltd. (100% owned by Mr. Morris), XCC Investment Corporation (a subsidiary of Xerox Credit Corporation) and Brewster Realty, Inc. (100% owned by Messrs. Van Kampen and Stone). A substantial number of the officers of VMS are also officers of entities affiliated with VMS. The principal executive officers of VMS are the following:

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

JOEL A. STONE, age 52, is President and Chief Executive Officer of Strategic Realty Advisors, Inc., since November 1993. From the inception in 1981 of VMS Realty Partners, he held the positions of President and then Chief Executive Officer. Mr. Stone began his career as an Internal Revenue Agent and worked as a certified public accountant and an attorney specializing in taxation and real estate law. In 1972, Mr. Stone co-founded the certified public accounting firm formerly known as Moss, Stone and Gurdak. In 1979, Mr. Stone joined the Van Kampen group of companies, a privately held business engaged in investment banking and in real estate activities. He served as Senior Vice President of Van Kampen Merritt, Inc. until its sale to Xerox Corporation in 1984. An alumnus of DePaul University, Mr. Stone earned a Bachelor of Science degree in Accounting in 1966 and a Juris Doctorate in 1970. Mr. Stone is a member of the Illinois Bar and a certified public accountant.

PETER R. MORRIS, age 47, is a member of the Executive Committee of VMS, and is one of the three individuals owning the entities that own VMS. From July 1970 to June 1973, Mr. Morris was employed by Continental Wingate Company, Inc., a firm engaged in the development of inner city housing projects, in the capacities of Vice President/Finance, Director/Consulting Division and Executive Assistant to the President. He has published a book and numerous articles relating to real estate development and syndication. Mr. Morris has been involved in the real estate and finance business with Messrs. Van Kampen and Stone since 1977. He received a Bachelor of Arts degree (summa cum laude) from Princeton University in 1971 and a Juris Doctorate (cum laude) from Harvard Law School in 1975.

ROBERT D. VAN KAMPEN, age 58, is a member of the Executive Committee of VMS and is one of the three individuals owning the entities that own VMS. Mr. Van Kampen has been involved in various facets of the municipal and corporate bond business for over 20 years. In 1967, he co-founded the company now known as Van Kampen Merritt, Inc., which specializes in municipal bonds and acts as a sponsor of unit investment trusts. The firm was sold to Xerox Corporation in January 1984. Mr. Van Kampen is a general partner of Van Kampen Enterprises. Mr. Van Kampen received his Bachelor of Science degree from Wheaton College in 1960.

STUART ROSS, age 60, is a member of the Executive Committee of VMS. He is an executive vice president of Xerox Corporation and chairman and chief executive officer of Xerox Financial Services, Inc., a wholly owned subsidiary. Mr. Ross joined Xerox in 1966 and has held a series of financial management positions.
He assumed his current position in May 1990. Prior to Xerox, Mr. Ross was a financial representative for The Macmillan Publishing Company from 1963 to 1966, and a public accountant for Harris, Kerr, Forster & Company from 1958 to 1963. Mr. Ross is a director of Crum and Forster, Inc. and Ekco Group, Inc., and a trustee of the State University of New York at Purchase. He received a bachelor of science degree in accounting from New York University in 1958 and a master of business administrative degree from the City College of New York in 1966. Mr. Ross is a certified public accountant.

RICHARD A. BERMAN, age 45, is a Senior Vice President and General Counsel of Strategic Realty Advisors, Inc. From 1986 through 1993, Mr. Berman was employed by VMS Realty Partners and was First Vice President and Corporate Counsel.
Prior to joining VMS Realty Partners, Mr. Berman was a partner in the law firm of Gottlieb and Schwartz with his practice concentrated in corporate and real estate law. He received a Juris Doctorate from Northwestern University School of Law Cum laude, 1976) and a Bachelor of Arts degree from the University of Illinois high honors, 1973). Mr. Berman is a member of the Illinois Bar.

THOMAS A. GATTI, age 40, is a Senior Vice President - Partnership Accounting of Strategic Realty Advisors, Inc., effective November 18, 1993. Prior to this time, Mr. Gatti was First Vice President - Partnership Accounting with VMS Realty Partners, where he was employed since January, 1982. Prior to joining VMS Realty Partners, he was with Coopers & Lybrand. Mr. Gatti received a Bachelor of Science in Accounting from DePaul University in 1978. Mr. Gatti is a Certified Public Accountant.

Prudential-Bache Properties, Inc.

Prudential-Bache Properties, Inc.("PBP"), pursuant to the Partnership Agreement, does not participate in or exercise control over the affairs of the Partnership.

 The directors and officers of PBP are as follows:

  James M.Kelso..................  President, Chief Executive Officer, Chairman
                                   of the Board of Directors, and Director
  Barbara J.Brooks...............  Vice President - Finance and Chief Financial
                             Officer

JAMES M. KELSO, age 41, is the President, Chief Executive Officer, Chairman of the Board of Directors and Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated ("PSI"). Mr. Kelso also serves in various capacities for other affiliated companies. Mr. Kelso joined PSI in July 1981.

BARBARA J. BROOKS, age 47, is the Vice President-Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held numerous positions within PSI since 1983. Ms. Brooks is a certified public accountant.

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

    No person owns of record or is known by the Partnerships to own beneficially more than 5% of the outstanding Interests of either of the Partnerships as of December 31, 1996.

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

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following combined financial statements of the Registrant are included in Item 8:

    Combined Balance Sheets at December 31, 1996 and 1995.

    Combined Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

    Combined Statements of Changes in Partners' Deficit for the years ended December 31, 1996, 1995 and 1994.

    Combined Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

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

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.


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

(27)               Financial Data Schedule


                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the egistrant has duly caused this report to be signed on its behalf by the ndersigned thereunto duly authorized.

                             VMS NATIONAL PROPERTIES JOINT VENTURE
                             (Registrant)

                             VMS National Residential Portfolio I

                             By:   VMS Realty Investment, Ltd.
                                   Managing General Partner

                             By:   JAS Realty Corporation


Date: March 28, 1997         By:   /s/Joel A. Stone
                                   Joel A. Stone, President


Date: March 28, 1997         By:   /s/Thomas A. Gatti
                                   Thomas A. Gatti
                                   Senior Vice President and
                                   Principal Accounting Officer


                             VMS National Residential Portfolio II

                             By:   VMS Realty Investment, Ltd.
                                   Managing General Partner

                             By:   JAS Realty Corporation


Date: March 28, 1997         By:   /s/Joel A. Stone
                                   Joel A. Stone, President


Date: March 28, 1997         By:   /s/Thomas A. Gatti
                                   Thomas A. Gatti
                                   Senior Vice President and
                                   Principal Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Joel A. Stone               President
Joel A. Stone



/s/Thomas A. Gatti             Senior Vice President and
Thomas A. Gatti                Principal Accounting Officer