Form 10-Q
period 1997-03-31
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 1997-05-15
CIK 789089

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              (As last amended in Rel. No. 312905, eff. 4/26/93.)


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   Form 10-Q

[Mark One]

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                 For the quarterly period ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period.........to.........
            (Amended by Exchange Act Rel. No. 312905, eff. 4/26/93.)

                         Commission file number 0-14194
                     VMS NATIONAL PROPERTIES JOINT VENTURE
        (Exact name of registrant as issuer as specified in its charter)



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


                    Issuer's telephone number (847) 714-9600



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

                            COMBINED BALANCE SHEET
                                (in thousands)

                                                     March 31,        December 31
                                                        1997             1996
                                                    (Unaudited)         (Note)
Assets
Cash and cash equivalents:
  Unrestricted                                       $   1,835       $   1,788
  Restricted-tenant security deposits                    1,082           1,082
Accounts receivable                                        179             151
Escrows and other reserves                               2,512           1,507
Other assets                                               187             411
Investment properties:
  Land                                                  13,404          13,404
  Buildings and personal property                      128,727         128,455
                                                       142,131         141,859
  Less accumulated depreciation                        (71,351)        (70,019)

                                                        70,780          71,840

Total assets                                         $  76,575       $  76,779

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                   $     206       $     302
  Tenant security deposits                               1,080           1,080
  Accrued interest                                      12,956          11,948
  Accrued taxes                                            710             492
  Other liabilities                                        339             381
  Mortgage loans payable                               119,167         119,229
  Notes payable                                         34,703          33,837
  Advances from affiliates of general partner              753             753
  Deferred gain on extinguishment of debt               54,053          54,053

Partners' Deficit                                     (147,392)       (145,296)

Total liabilities and partners' deficit              $  76,575       $  76,779

Note: The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

                         COMBINED STATEMENTS OF OPERATIONS
                      (in thousands, except per interest data)
                                    (Unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                         1997            1996

Revenues:
  Rental income                                        $  6,033        $  6,281
  Other income                                              230             272
       Total revenues                                     6,263           6,553

Expenses:
  Operating                                               1,747           1,994
  General and administrative                                229             268
  Maintenance                                               510             688
  Depreciation                                            1,331           1,435
  Interest                                                4,130           4,549
  Property taxes                                            417             519
     Total expenses                                       8,364           9,453

  Loss on disposal of property                               --             (17)

     Net loss                                          $ (2,101)       $ (2,917)

Net loss allocated to general partners                 $    (42)       $    (58)
Net loss allocated to limited partners                   (2,059)         (2,859)
                                                       $ (2,101)       $ (2,917)
Net loss per limited
  partnership interest:
  Portfolio I  (644 interests)                         $ (2,262)       $ (3,136)
  Portfolio II (268 interests)                           (2,248)         (3,132)

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

                 COMBINED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (in thousands)
                                    (Unaudited)

                                            VMS National Residential Portfolio I

                                                      Limited Partners
                                        Generals  Accumulated  Subscription   Total       Total
                                        Partners   Deficit        Notes
Partners' deficit at December 31, 1996 $ (3,356)  $ (98,353)    $ (534)    $ (98,887) $ (102,243)

Collections of subscription  notes           --          --          3             3           3

Net loss for the three months ended
   March 31, 1997                           (30)     (1,456)        --        (1,456)     (1,486)

Partner's deficit at March 31, 1997    $ (3,386)  $ (99,809)    $ (531)    $(100,340) $ (103,726)

                                             VMS National Residential Portfolio II
                                                      Limited Partners
                                         General    Accumulated   Subscription
                                         Partners    Deficit        Notes        Total      Total

Partners' deficit at December 31, 1996  $ (1,404)  $ (41,307)   $  (342)      $ (41,649)  $  (43,053)

Collections of subscription notes             --          --          2               2            2

Net loss for the three months ended
   March 31, 1997                            (12)       (603)        --            (603)        (615)

Partner's deficit at March 31, 1997     $ (1,416)  $ (41,910)   $  (340)      $ (42,250)  $  (43,666)

  Combined total                        $ (4,802)  $(141,719)   $  (871)      $(142,590)  $ (147,392)

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

                              COMBINED STATEMENTS OF CASH FLOWS
                                        (in thousands)
                                         (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                                 1997             1996
Cash flows from operating activities:
  Net loss                                                    $ (2,101)       $  (2,917)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                                 1,331            1,435
    Amortization of discounts and loan costs                       883              804
    Loss on disposal of property                                    --               17
  Change in accounts:
    Escrows and other reserves                                  (1,005)            (263)
    Accounts receivable                                            (28)              31
    Restricted tenant security deposits                             --               (2)
    Other assets                                                   223               13
    Accounts payable                                               (96)             (17)
    Accrued taxes                                                  218               72
    Accrued interest                                             1,008            1,387
    Tenant security deposit liabilities                             --                3
    Other liabilities                                              (42)              12

         Net cash provided by operating activities                 391              575

Cash flows from investing activities:
  Property improvements and replacements                          (271)            (395)

         Net cash used in investing activities                    (271)            (395)

Cash flows from financing activities:
  Payments on mortgage loans payable                               (77)             (75)
  Payments received on subscription notes                            4               45

         Net cash used in financing activities                     (73)             (30)

Net increase in cash and cash equivalents                           47              150

Cash and cash equivalents at beginning of period                 1,788            1,984

Cash and cash equivalents at end of period                    $  1,835        $   2,134

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $ 21,233        $   2,337

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

The Venture has incurred recurring operating losses and has a partners' deficit of $147 million at March 31, 1997. Continued operating losses are expected to occur. Historically, the General Partner and its affiliates had advanced funds to the Venture. The General Partner is not obligated, and does not intend, to fund any future deficits. During 1994, the General Partner and its affiliates assigned a portion of the unpaid advances to an affiliate of Insignia Financial Group, Inc., ("Insignia"). The General Partner is evaluating its options for the Venture should the Venture continue to suffer substantial losses from operations and cash deficiencies.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of VMS Realty Investment, Ltd, the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Venture's annual report on Form 10-K for the fiscal year ended December 31, 1996.

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

NOTE 4 - PLAN OF REORGANIZATION

The primary aspects of the Venture's Second Amended and Restated Plan of Reorganization included the following:

a. The Venture retained 17 properties from the existing portfolio (the "retained properties"), and abandoned title of the remaining properties (the "non-retained properties") to the Federal Deposit Insurance Corporation (the "FDIC"). The retained properties consist of one HUD property and sixteen non-HUD properties. Two of the seventeen retained properties were sold during the second quarter of 1996. All of the non-retained properties had been foreclosed upon as of December 31, 1996.

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

e. The VMS/Stout Joint Venture was granted an allowed claim in the amount of $49,534,819 for the Assignment and Long-Term Loan Arrangement Notes payable to them by the Venture. Payments totaling $3,475,000 in conjunction with this allowed claim were made to the nonaffiliated members of the VMS/Stout Joint Venture on October 7, 1993. The Venture also executed a $4,000,000 promissory note dated September 1, 1993, to ContiTrade Services Corporation (the ContiTrade Note) in connection with these allowed note claims. The ContiTrade Note represents a prioritization of payments to ContiTrade of the first $4,000,000 in repayments made under the existing Assignment and Long-Term Loan Arrangement Notes payable to the VMS/Stout Joint Venture, and does not represent an additional $4,000,000 claim payable to ContiTrade. In addition to prioritizing ContiTrade's receipt of the first $4,000,000 in repayments on the old notes, the ContiTrade Note provides for 5% noncompounding interest on the outstanding principal balance calculated daily on the basis of a 360 day year. The ContiTrade
     Note is secured by a Deed of Trust, Assignment of Rents and Security Agreement on each of the Venture's retained properties, and provides ContiTrade with other approval rights as to the ongoing operations of the Venture's retained properties. The ContiTrade Note matures January 15, 2000. The remaining $42,060,000 is noninterest bearing.

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


NOTE 5 - CONTINGENCIES

The Venture and certain affiliates of the Venture, including the Managing General Partner and certain officers and directors of the Managing General Partner, are parties to certain pending legal proceedings filed as of March 31, 1997. The legal proceedings which the Venture is included relate primarily to the limited partners' investment in the Venture. The adverse outcome of any one or more legal proceedings against the Venture or any of its affiliates which provide financial support or services to the Venture could have a materially adverse effect on the present and future operations of the Venture. The eventual outcome of these matters cannot be determined at this time. Accordingly, no provision for any liability that may result has been made in the combined financial statements.

NOTE 6 - HUD CONTINGENCIES

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

NOTE 7 - SALE OF PROPERTY

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Venture's unrestricted cash and cash equivalents at March 31, 1997, of $1,835,000 increased $47,000 from December 31, 1996. This increase was attributable to net cash provided by operating activities of $391,000, offset by net cash used in investing and financing activities of $271,000 and $73,000, respectively.

The decrease in net cash provided by operating activities for the three months ended March 31, 1997, compared to the corresponding period of 1996 was primarily due to the disposition of the remaining non-retained properties and sale of the Bellevue Towers and Carlisle Square properties during the second quarter of 1996. Additionally, payments of accrued expenses and deposits to escrows and other reserves increased during the first quarter of 1997 due to the timing of tax payments.

Net cash used in investing activities decreased for the three months ended March 31, 1997, as a result of fewer property improvements and replacements.

Net cash used in financing activities increased for the quarter ended March 31, 1997, compared to the quarter ended March 31, 1996, primarily due to decreased collections of subscription notes.

At December 31, 1992, the Venture had approximately $15,433,000 in excess limited partner contributions. Permitted uses of these excess limited partner contributions during 1993 were limited to 1) the funding of monthly Bankruptcy Court approved professional fees; 2) establishing a reserve of $5,960,000 to fund capital improvements on the retained complexes; 3) repayments of approximately $5,980,000 on various prepetition claims including notes payable, real estate taxes and amounts due trade creditors; 4) payments of $1,006,000 to the Managing General Partner for reimbursement of cash advances and asset management services; and 5) payments to the FDIC and ContiTrade for reimbursement of administrative costs incurred in connection with the bankruptcy case (see "Note 4" of the Notes to Combined Financial Statements). The Venture's Plan of Reorganization, which became effective on September 30, 1993, also restricts the permitted uses of the excess limited partner cash balances on hand at March 31, 1997.

Total net capital contribution and interest amounts due from limited partners of Portfolio I and Portfolio II at March 31, 1997, approximated $1,004,000. A settlement agreement was entered into on March 28, 1991, by the Plaintiff class counsel on behalf of the class of limited partners in approximately 100 non-publicly traded VMS sponsored limited partnerships including VMS National Residential Portfolio I and II, VMS National Properties Joint Venture, and VMS Realty Partners and its affiliates and certain other defendants. The Settlement Agreement provided the settling Limited Partners with an option to refinance their defaulted subscription note principal and interest payments. Of the total number of limited partner units in Portfolio I and Portfolio II, only 10 limited partner units in Portfolio I and 5.67 limited partner units in Portfolio II opted out of the Settlement Agreement, and accordingly were ineligible to elect this refinancing option. Approximately 65% of the total capital and accrued interest amounts due from limited partners of Portfolio I and Portfolio II represented amounts due from limited partners who elected the refinancing option. All amounts remaining due from the limited partners are considered past due and their outstanding amount bears interest at the 18% default rate.

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

Continued operating losses are expected to occur. The Managing General Partner is not obligated, and does not intend, to fund any operating and cash flow deficits. However, the Venture's ability to continue as a going concern and to meet its obligations as they come due is solely dependent upon its ability to generate adequate cash flow from maintaining profitable operations on the retained properties or securing an infusion of capital. Management is involved in negotiations which would replace VMSRIL as the managing general partner and has entered into an agreement with Insignia which contemplates that VMSRIL will withdraw as general partner and be replaced by an entity in which Insignia owns an interest. This change in ownership is subject to the approval of various parties, including, among others, HUD, the FDIC and ContiTrade. The Managing General Partner believes that they will be successful in obtaining a replacement general partner and that the Venture will be able to continue operations as a going concern. However, the ultimate resolution of these financial difficulties and uncertainties cannot be determined at this time.

Results of Operations

The Partnership realized a net loss of $2,101,000 for the three months ended March 31, 1997, compared to a net loss of $2,917,000 for the three months ended March 31, 1996. The decrease in net loss for the three months ended March 31, 1997, resulted from a decrease in total expenses for the period, partially offset by a reduction in total revenues.

The decrease in revenues and total expenses for the first quarter of 1997 resulted from the timing of the foreclosures of two non-retained properties during the second quarter of 1996. Additionally, two of the retained properties were sold during the second quarter of 1996. General and administrative expenses decreased for the three months ended March 31, 1997, compared to the corresponding period of 1996 due to the above mentioned sales and foreclosures during the second quarter of 1996. Maintenance expenses also decreased due to interior building repairs, contract cleaning and yards and grounds primarily at Scotchollow, Mountain View, Crosswood Park and Vista Village being performed in 1996. Included in maintenance expense is approximately $57,000 of major repairs and maintenance comprised of major landscaping and construction services for the quarter ended March 31, 1997. The loss on disposal of assets for the three months ended March 31, 1996 resulted from roof replacements at Buena Vista Apartments.

Average occupancy rates for the three months ended March 31, 1997 and 1996, for the Partnership's properties are as follows:

                                                  Average Occupancy
Property                                         1997           1996
Buena Vista Apartments
  Pasadena, CA                                    98%            97%
Casa de Monterey
  Norwalk, CA                                     98%            94%
Crosswood Park
  Citrus Heights, CA                              95%            95%
Mt. View Apartments
  San Dimas, CA                                   98%            97%
Pathfinder
  Fremont, CA                                     97%            94%
Scotchollow
  San Mateo, CA                                   99%            99%
The Bluffs
  Milwaukie, OR                                   93%            96%
Vista Village Apartments
  El Paso, TX                                     90%            83%
Chapelle Le Grande
  Merrillville, IN                                99%            99%
North Park Apartments
  Evansville, IN                                  95%            98%
Shadowood Apartments
  Monroe, LA                                      91%            96%
The Towers of Westchester Park
  College Park, MD                                94%            96%
Terrace Gardens
  Omaha, NE                                       92%            98%
Watergate Apartments
  Little Rock, AR                                 93%            93%
Forest Ridge Apartments
    Flagstaff, AZ                                 81%            90%


The Managing General Partner attributes the occupancy fluctuations at the properties to the following: increase at Casa DeMonterey to an improved leasing staff; increase at Pathfinder to increased traffic and a more appealing property due to significant property improvements; decrease at The Bluffs to companies in the area reducing their work force resulting in tenants being forced to move to more prosperous areas or cheaper housing; increase at Vista Village to increased marketing with concentration on leasing and better incentives for tenants; decrease at North Park to changing market conditions and increased home purchases in the area; decrease at Shadowood to decreased enrollment at local college and decreased growth in the area; decrease at Terrace Gardens to less intensive marketing efforts in the past months; and decrease at Forest Ridge to new properties being built in the area.

Recent Developments - VMS Realty Partners and Affiliates

There have been no material developments or changes from the Recent Developments-VMS Realty Partners and Affiliates disclosed in "Part I, Item 1" of the Venture's report on form 10-K for the year ended December 31, 1996.


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

A.  VMS Limited Partnership Litigation

i) There are no new developments or changes from "Item 3.A." of the Partnership's report on Form 10-K for the year ended December 31, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


  a)     Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)     Reports on Form 8-K:

         None filed during the quarter ended March 31, 1997.

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



                        VMS NATIONAL PROPERTIES JOINT VENTURE
                        (Registrant)

                    By: VMS National Residential Portfolio I

                    By: VMS Realty Investment, Ltd.
                        Managing General Partner

                    By: JAS Realty Corporation



Date: May 15, 1997 By:  /s/ Joel A. Stone
                        Joel A. Stone
                        President



Date: May 15, 1997 By:  /s/ Thomas A. Gatti
                        Thomas A. Gatti
                        Senior Vice-President and Principal
                        Accounting Officer

                    VMS National Residential Portfolio II

                    By: VMS Realty Investment, Ltd.
                        Managing General Partner

                    By: JAS Corporation


Date: May 15, 1997 By:  /s/ Joel A. Stone
                        Joel A. Stone
                        President



Date: May 15, 1997 By:  /s/ Thomas A. Gatti
                        Thomas A. Gatti
                        Senior Vice-President and Principal
                        Accounting Officer