Form 10-Q
period 1997-06-30
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 1997-08-13
CIK 789089

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


                  For the quarterly period ended June 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from.........to.........

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

                                 (847) 714-9600
                  (Registrant's telephone number including area code)


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

                           COMBINED BALANCE SHEETS
                                (in thousands)

                                                      June 30,       December 31,
                                                        1997             1996
                                                    (Unaudited)         (Note)
Assets
Cash and cash equivalents:
  Unrestricted                                       $   1,646       $   1,788
  Restricted-tenant security deposits                    1,072           1,082
Accounts receivable                                        185             151
Escrows and other reserves                               2,635           1,507
Other assets                                                41             411
Investment properties:
  Land                                                  13,404          13,404
  Buildings and personal property                      129,027         128,455
                                                       142,431         141,859
  Less accumulated depreciation                        (72,690)        (70,019)
                                                        69,741          71,840

Total assets                                         $  75,320       $  76,779

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                   $     266       $     302
  Tenant security deposits                               1,068           1,080
  Accrued interest                                      13,317          11,948
  Accrued taxes                                            479             492
  Other liabilities                                        450             381
  Mortgage loans payable                               119,103         119,229
  Notes payable                                         35,594          33,837
  Advances from affiliates of general partner              753             753
  Deferred gain on extinguishment of debt               54,053          54,053

Partners' Deficit                                     (149,763)       (145,296)

Total liabilities and partners' deficit              $  75,320       $  76,779


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

                         COMBINED STATEMENTS OF OPERATIONS
                      (in thousands, except per interest data)
                                    (Unaudited)

                                            Three Months Ended       Six Months Ended
                                                 June 30,                June 30,
                                            1997         1996         1997      1996
Revenues:
  Rental income                           $ 6,050      $ 5,945     $ 12,083    $ 12,226
  Other income                                276          335          506         607
       Total revenues                       6,326        6,280       12,589      12,833

Expenses:
  Operating                                 1,828        1,882        3,575       3,893
  General and administrative                  233          189          462         457
  Maintenance                                 741          874        1,251       1,562
  Depreciation                              1,348        1,318        2,679       2,753
  Interest                                  4,127        3,993        8,257       8,542
  Property taxes                              422          436          839         955
  Write-down of investment properties          --        1,850           --       1,850
     Total expenses                         8,699       10,542       17,063      20,012

Net loss before extraordinary item         (2,373)      (4,262)      (4,474)     (7,179)
Extraordinary gain on
   extinguishment of debt                      --       14,095           --      14,095
Net (loss) income                         $(2,373)     $ 9,833     $ (4,474)   $  6,916

Net (loss) income allocated to
   general partners                       $   (47)     $   196     $    (89)   $    138
Net (loss) income allocated to
   limited partners                        (2,326)       9,637       (4,385)      6,778
                                          $(2,373)     $ 9,833     $ (4,474)   $  6,916

Net (loss) income per limited
   partnership interest:
   Net loss before extraordinary item
    Portfolio I  (644 interests)          $(2,549)     $(4,574)    $ (4,811)   $ (7,710)
    Portfolio II (268 interests)          $(2,554)     $(4,593)    $ (4,802)   $ (7,725)
   Extraordinary item
    Portfolio I  (644 interests)          $    --      $15,146     $     --    $ 15,146
    Portfolio II (268 interests)          $    --      $15,146     $     --    $ 15,146
   Net (loss) income
    Portfolio I  (644 interests)          $(2,549)     $10,572     $ (4,811)   $  7,436
    Portfolio II (268 interests)          $(2,554)     $10,553     $ (4,802)   $  7,421

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

                 COMBINED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (in thousands)
                                    (Unaudited)

                                                     VMS National Residential Portfolio I
                                                                Limited Partners
                                           General   Accumulated Subscription
                                           Partners    Deficit      Notes       Total        Total
Partners' deficit at December 31, 1996    $ (3,356)   $ (98,353)   $ (534)    $ (98,887)  $ (102,243)
Collections of subscription  notes              --           --         3             3            3
Net loss for the six months ended
  June 30, 1997                                (63)      (3,098)       --        (3,098)      (3,161)
Partner's deficit at June 30, 1997        $ (3,419)   $(101,451)   $ (531)    $(101,982)  $ (105,401)

                                                   VMS National Residential Portfolio II
                                                              Limited Partners
                                         General   Accumulated  Subscription
                                         Partners    Deficit       Notes       Total       Total
Partners' deficit at December 31, 1996  $ (1,404)  $ (41,307)     $  (342)   $ (41,649) $  (43,053)
Collections of subscription notes             --          --            4            4           4
Net loss for the six months ended
  June 30, 1997                              (26)     (1,287)          --       (1,287)     (1,313)
Partner's deficit at June 30, 1997      $ (1,430)  $ (42,594)     $  (338)   $ (42,932) $  (44,362)

  Combined total                        $ (4,849)  $(144,045)     $  (869)   $(144,914) $ (149,763)

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

                              COMBINED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                     (Unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                                   1997        1996
Cash flows from operating activities:
  Net (loss) income                                             $ (4,474)    $   6,916
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
    Write-down of investment property                                 --         1,850
    Extraordinary gain on debt extinguishment                         --       (14,095)
    Depreciation                                                   2,679         2,753
    Amortization of discounts and loan costs                       1,792         1,615
    Loss on disposal of property                                       8            17
    Gain on sale of properties                                        --           (59)
    Change in accounts:
       Restricted tenant security deposits                            10            53
       Accounts receivable                                           (34)          (44)
       Escrows and other reserves                                 (1,128)          (96)
       Other assets                                                  366          (125)
       Accounts payable                                              (36)           (4)
       Tenant security deposit liabilities                           (12)          (36)
       Accrued interest                                            1,369         2,302
       Accrued taxes                                                 (13)           70
       Other liabilities                                              69            26

         Net cash provided by operating activities                   596         1,143

Cash flows from investing activities:
  Property improvements and replacements                            (588)         (678)
  Proceeds from sale of property                                      --         3,847

         Net cash (used in) provided by
           investing activities                                     (588)        3,169

Cash flows from financing activities:
  Payments on mortgage loans payable                                (157)       (2,524)
  Payments received on subscription notes                              7            50
  Payments on advances from affiliates                                --        (1,388)
  Cash released to lenders upon foreclosure                           --           (53)

         Net cash used in financing activities                      (150)       (3,915)

Net (decrease) increase in unrestricted cash and
  cash equivalents                                                  (142)          397

Unrestricted cash and cash equivalents at beginning
  of period                                                        1,788         1,984

Unrestricted cash and cash equivalents at end of period         $  1,646     $   2,381

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $  5,085     $   4,613

               See Accompanying Notes to Combined Financial Statements

                         VMS NATIONAL RESIDENTIAL PORTFOLIO I
                        VMS NATIONAL RESIDENTIAL PORTFOLIO II
                            (Illinois limited partnership)
        VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

Foreclosures

Pursuant to the Plan of Reorganization (see Note 4), on April 30, 1996 and May 13, 1996, the Partnership lost Weatheridge Apartments and Sierra Gardens Apartments, respectively, through foreclosure to the Federal Deposit Insurance Corporation. In connection with these transactions, the following accounts were adjusted by the amounts noted for 1996:


                                                            1996
  Restricted-tenant security deposits                   $     1,000
  Accounts receivable                                       (21,000)
  Escrow deposits                                          (265,000)
  Other assets                                              108,000
  Investment properties                                  (5,781,000)
  Accumulated depreciation                                3,618,000
  Accounts payable                                           (6,000)
  Accrued interest                                        9,941,000
  Other liabilities                                         262,000
  Mortgage loans payable                                  6,291,000
  Aggregate gain on transactions                         14,095,000

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

The Venture has incurred recurring operating losses and has a partners' deficit of approximately $150 million at June 30, 1997. Continued operating losses are expected to occur. Historically, VMS Realty Investment, Ltd. ("VMSRIL" or the "Managing General Partner") and its affiliates had advanced funds to the Venture. The Managing General Partner is not obligated, and does not intend, to fund any future deficits. During 1994, the Managing General Partner and its affiliates assigned a portion of the unpaid advances to an affiliate of Insignia Financial Group, Inc., ("Insignia"). The Managing General Partner is evaluating its options for the Venture should the Venture continue to suffer substantial losses from operations and cash deficiencies.

In addition, the Managing General Partner and its affiliates have incurred serious financial difficulties that may affect the ability of the Managing General Partner to function in that capacity. The administration and management of the Venture are dependent on the Managing General Partner and its affiliates. Pursuant to an agreement dated July 14, 1994, a transaction is pending in which the current Managing General Partner would be replaced by MAERIL, Inc., an affiliate of Insignia. The substitution of MAERIL, Inc. as the Managing General Partner is expected, but there is no assurance that the transaction will be consummated. The pending replacement of the Managing General Partner in and of itself will not necessarily improve the financial condition of the Venture.

The combined financial statements do not include any adjustments relating to the recoverability of the recorded asset accounts or the amount of liabilities that might be necessary should the Venture be unable to continue as a going concern.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Venture's annual report on Form 10-K for the fiscal year ended December 31, 1996.


NOTE 3 - PETITION FOR RELIEF UNDER CHAPTER 11

On February 22, 1991, the Venture filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in the Central District of California. The initial filing included only the residential apartment complexes directly owned by the Venture (entities included in the filing hereinafter referred to collectively as the Debtor) and excluded the 10 Subpartnerships consisting of 10 residential apartment complexes encumbered by financing insured or held by the Department of Housing and Urban Development ("HUD"), and the investing limited partnerships, VMS National Residential Portfolio I ("Portfolio I") and VMS National Residential Portfolio II ("Portfolio II"). Due to the partnership agreements existing between the Venture, Portfolio I and Portfolio II, which provide the Venture with exclusive rights to the limited partner investor contributions, the Venture's initial filing was amended to reflect the Venture's right to receive any excess limited partner investor contributions.

The Venture's "Second Amended and Restated Plan of Reorganization" (the "Plan") was confirmed by the Bankruptcy Court in March 1993 and became effective September 30, 1993, ("Effective Date").

NOTE 4 - PLAN OF REORGANIZATION

The primary aspects of the Venture's Plan included the following:


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

e. The VMS/Stout Joint Venture was granted an allowed claim in the amount of $49,534,819 for the Assignment and Long-Term Loan Arrangement Notes payable to them by the Venture. Payments totaling $3,475,000 in conjunction with this allowed claim were made to the nonaffiliated members of the VMS/Stout Joint Venture on October 7, 1993. The Venture also executed a $4,000,000 promissory note dated September 1, 1993, to ContiTrade Services Corporation (the "ContiTrade Note") in connection with these allowed note claims. The ContiTrade Note represents a prioritization of payments to ContiTrade of the first $4,000,000 in repayments made under the existing Assignment and Long-Term Loan Arrangement Notes payable to the VMS/Stout Joint Venture, and does not represent an additional $4,000,000 claim payable to ContiTrade. In addition to prioritizing ContiTrade's receipt of the first $4,000,000 in repayments on the old notes, the ContiTrade Note provides for 5% noncompounding interest on the outstanding principal balance calculated daily on the basis of a 360 day year. The ContiTrade Note is secured by a Deed of Trust, Assignment of Rents and Security Agreement on each of the Venture's retained properties, and provides ContiTrade with other approval rights as to the ongoing operations of the Venture's retained properties. The ContiTrade Note matures January 15, 2000. The remaining $42,060,000 is noninterest bearing.

f. The Venture entered into a Revised Restructured Amended and Restated Asset Management Agreement (the "Revised Asset Management Agreement") with Insignia. Effective October 1, 1993, Insignia took over the asset management of the Venture's retained properties and partnership functions. The Revised Asset Management Agreement provides for an annual compensation of $500,000 to be paid to Insignia in equal monthly installments. In addition, Insignia will receive reimbursement for all out-of-pocket costs incurred in connection with their services up to $200,000 per calendar year. These service fees are to be paid from the available operating cash flow of the Venture's retained complexes after the payment of operating expenses and priority reserve fundings for insurance, real estate and personal property taxes, senior mortgage payments, minimum interest payment requirements on the former FDIC mortgages, and any debt service and principal payments currently due on any liens or encumbrances senior to the ContiTrade Deeds of Trust. If insufficient operating cash flow exists after the funding of these items, the balance of Insignia's service fees may be paid from available partnership cash sources. Additionally, the service fee payable to Insignia will be reduced proportionately for each of the Venture's retained complexes which are sold or otherwise disposed of from time to time. Accordingly, the fee was reduced upon the disposition of Bellevue and Carlisle Square in 1996. The Venture engaged Insignia to commence property management of all of the Venture's retained complexes effective January 1, 1994.


NOTE 5 - CONTINGENCIES

The Venture and certain affiliates of the Venture, including the Managing General Partner and certain officers and directors of the Managing General Partner, are parties to certain pending legal proceedings filed as of June 30, 1997. The legal proceedings which the Venture is included relate primarily to the limited partners' investment in the Venture. The adverse outcome of any one or more legal proceedings against the Venture or any of its affiliates which provide financial support or services to the Venture could have a materially adverse effect on the present and future operations of the Venture. The eventual outcome of these matters cannot be determined at this time. Accordingly, no provision for any liability that may result has been made in the combined financial statements.


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


NOTE 7 - SALE OF PROPERTIES

The Venture sold two of the retained properties, Carlisle Square Apartments and Bellevue Towers Apartments, to an unaffiliated party on April 19, 1996, and April 30, 1996, respectively. The properties sold had a net book value of $2,247,000 for Carlisle Square Apartments and $1,541,000 for Bellevue Towers Apartments. The Venture received net proceeds from the sales of Carlisle Square and Bellevue Towers after payments of costs related to the sales of approximately $2,291,000 and $1,556,000, respectively. The total gains on the sale of Carlisle Square and Bellevue Towers were $44,000 and $15,000, respectively, and are included in other income in the accompanying combined statements of operations. The gain has been allocated to the partners in accordance with the Limited Partnership Agreement. Of the combined proceeds, $2,356,000 was used to pay down the mortgage note payable and $1,388,000, was used to repay advances from affiliates of the Managing General Partner.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Venture's unrestricted cash and cash equivalents at June 30, 1997, of approximately $1,646,000 decreased by approximately $142,000 from December 31, 1996. This decrease was attributable to net cash provided by operating activities of approximately $596,000, offset by net cash used in investing and financing activities of approximately $588,000 and $150,000, respectively.

The decrease in net cash provided by operating activities for the six months ended June 30, 1997, compared to the corresponding period of 1996 was primarily due to an increase in cash paid for interest. Also contributing to the decrease was the sale of Bellevue Towers and Carlisle Square properties during the second quarter of 1996. Additionally, deposits held in escrows and other reserves increased during 1997 compared to 1996.

Net cash used in investing activities increased for the six months ended June 30, 1997, as a result of the proceeds from the sale of Bellevue Towers and Carlisle Square during the second quarter of 1996.

Net cash used in financing activities decreased for the six months ended June 30, 1997, compared to the corresponding period in 1996, primarily due to sales proceeds from the sales discussed above, being used to pay off the respective mortgage loans on the sold properties. In addition, the remaining net sales proceeds were used to repay advances from affiliates of the Managing General Partner during the second quarter of 1996.

At December 31, 1992, the Venture had approximately $15,433,000 in excess limited partner contributions. Permitted uses of these excess limited partner contributions during 1993 were limited to 1) the funding of monthly Bankruptcy Court approved professional fees; 2) establishing a reserve of $5,960,000 to fund capital improvements on the retained complexes; 3) repayments of approximately $5,980,000 on various prepetition claims including notes payable, real estate taxes and amounts due trade creditors; 4) payments of $1,006,000 to the Managing General Partner for reimbursement of cash advances and asset management services; and 5) payments to the FDIC and ContiTrade for reimbursement of administrative costs incurred in connection with the bankruptcy case (see "Note 4" of the Notes to Combined Financial Statements). The Venture's Plan, which became effective on September 30, 1993, also restricts the permitted uses of the excess limited partner cash balances on hand at June 30, 1997.

Total net capital contribution and interest amounts due from limited partners of Portfolio I and Portfolio II at June 30, 1997, approximated $1,001,000. A settlement agreement was entered into on March 28, 1991, by the Plaintiff class counsel on behalf of the class of limited partners in approximately 100 non-publicly traded VMS sponsored limited partnerships including Portfolio I, Portfolio II, the Venture, and VMS Realty Partners and its affiliates and certain other defendants. The Settlement Agreement provided the settling Limited Partners with an option to refinance their defaulted subscription note principal and interest payments. Of the total number of limited partner units in Portfolio I and Portfolio II, only 10 limited partner units in Portfolio I and 5.67 limited partner units in Portfolio II opted out of the Settlement Agreement, and accordingly were ineligible to elect this refinancing option. Approximately 65% of the total capital and accrued interest amounts due from limited partners of Portfolio I and Portfolio II represented amounts due from limited partners who elected the refinancing option. All amounts remaining due from the limited partners are considered past due and their outstanding amount bears interest at the 18% default rate.

A cash payment of $24,550,000 was paid into a settlement fund for the benefit of the settling class members of all settling limited partnerships on behalf of the Venture and the other settling defendants. Portfolio I, Portfolio II and the Venture was not obligated to fund any portion of this cash settlement. The settling class members in Portfolio I and Portfolio II were collectively allocated approximately $3,000,000 of the net settlement proceeds paid on behalf of the VMS Settling Defendants and Prudential-Bache Settling Defendants.

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

Results of Operations

The Partnership realized a net loss of approximately $4,474,000 for the six months ended June 30, 1997, compared to net income of approximately $6,916,000 for the corresponding period in 1996. For the three months ended June 30, 1997, the Partnership realized a net loss of approximately $2,373,000 compared to net income of approximately $9,833,000 for the three months ended June 30, 1996. Included in net income for the three and six month periods ended June 30, 1996, is an extraordinary gain on extinguishment of debt of approximately $14,095,000 resulting from the foreclosures of the two non-retained properties during the second quarter of 1996. Net loss before this extraordinary item was approximately $7,179,000 for the six months ended June 30, 1996, including approximately $4,262,000 for the three months ended June 30, 1996.

The decrease in total revenues and total expenses for the six months ended June 30, 1997, compared to the corresponding period of 1996, resulted primarily from the foreclosures of the two non-retained properties and the sales of Bellevue Towers and Carlisle Square during the second quarter of 1996. Included in total expenses for the three and six month periods ended June 30, 1996, is a write-down of investment properties of $1,850,000. The write-down of investment properties to fair market value was related to the foreclosure of the two non-retained properties during the second quarter of 1996. Maintenance expense at the remaining properties also decreased. Included in maintenance expense for the six months ended June 30, 1996, is approximately $462,000 of major repairs and maintenance comprised primarily of interior and exterior building repairs, mostly related to work at Scotchollow, Mountain View, Crosswood Park and Vista Village. Included in maintenance expense for the six months ended June 30, 1997, is approximately $233,000 of major repairs and maintenance comprised primarily of landscaping, parking lot repairs and exterior building repairs.

As discussed in "Item 1. Note 7 - Sale of Properties", included in other income for the three and six month periods ended June 30, 1996, is approximately $59,000 relating to gains on the sales of Carlisle Square and Bellevue Towers.

Average occupancy rates for the six months ended June 30, 1997 and 1996, for the Partnership's properties are as follows:

                                                  Average Occupancy
Property                                         1997           1996
Buena Vista Apartments
  Pasadena, CA                                    98%            95%
Casa de Monterey
  Norwalk, CA                                     95%            92%
Crosswood Park
  Citrus Heights, CA                              94%            96%
Mt. View Apartments
  San Dimas, CA                                   98%            97%
Pathfinder
  Fremont, CA                                     96%            96%
Scotchollow
  San Mateo, CA                                   99%            99%
The Bluffs
  Milwaukie, OR                                   95%            97%
Vista Village Apartments
  El Paso, TX                                     91%            86%
Chapelle Le Grande
  Merrillville, IN                                98%            97%
North Park Apartments
  Evansville, IN                                  96%            98%
Shadowood Apartments
  Monroe, LA                                      90%            95%
The Towers of Westchester Park
  College Park, MD                                93%            95%
Terrace Gardens
  Omaha, NE                                       94%            98%
Watergate Apartments
  Little Rock, AR                                 93%            93%
Forest Ridge Apartments
    Flagstaff, AZ                                 78%            85%


The Managing General Partner attributes the occupancy fluctuations at the properties to the following: increase at Buena Vista and Casa de Monterey to landscaping and maintenance efforts at the properties; increase at Vista Village to an improved rental market; decrease at Shadowood to a decrease in economic growth in the area; decrease at Terrace Gardens to an overall decrease in average occupancy in the Omaha market; and decrease at Forest Ridge to new properties being built in the area.

Recent Developments - VMS Realty Partners and Affiliates

There have been no material developments or changes from the Recent Developments-VMS Realty Partners and Affiliates disclosed in "Part I, Item 1" of the Venture's report on form 10-K for the year ended December 31, 1996.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

As disclosed in the prior reports on Form 10-Q or Form 10-K ("Prior Public Filings"), the Venture including the Joint Venturers, VMS Realty Investment L.T.D., General Partner of the Joint Venturers, Subpartnerships, VMS Realty Partners, now known as VMS Realty Partners, L.P., certain officers and directors of VMS Realty Partners, now known as VMS Realty Partners, L.P. and certain other affiliates of the Venture are parties to certain pending legal proceedings which are summarized below (other than litigation matters covered by insurance policies). The adverse outcome of certain of the legal proceedings disclosed in this Report and the Prior Public Filings could have a materially adverse effect on the present and future operations of the Joint Venture.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b) Reports on Form 8-K: None filed during the quarter ended June 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        VMS NATIONAL PROPERTIES JOINT VENTURE

                        By:   VMS National Residential Portfolio I

                        By:   VMS Realty Investment, Ltd.
                              Managing General Partner

                        By:   JAS Realty Corporation


Date: August 13, 1997   By:   /s/ Joel A. Stone
                              Joel A. Stone
                              President


Date: August 13, 1997   By:   /s/ Thomas A. Gatti
                              Thomas A. Gatti
                              Senior Vice-President and Principal
                              Accounting Officer


                       VMS National Residential Portfolio II


                       By:  VMS Realty Investment, Ltd.
                            Managing General Partner

                       By:  JAS Corporation



Date: August 13, 1997  By:  /s/ Joel A. Stone
                            Joel A. Stone
                            President



Date: August 13, 1997  By:  /s/ Thomas A. Gatti
                            Thomas A. Gatti
                            Senior Vice-President and Principal
                            Accounting Officer