Form 10-Q
period 1997-09-30
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 1997-11-12
CIK 789089

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


              For the quarterly period ended September 30, 1997

                                      or

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


                                (847) 714-9600
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  .  No      .

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                   VMS NATIONAL RESIDENTIAL PORTFOLIO I
                    VMS NATIONAL RESIDENTIAL PORTFOLIO II
                       (Illinois limited partnerships)
    VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

                           COMBINED BALANCE SHEETS
                                (in thousands)


                                               September 30,      December 31,
                                                   1997              1996
Assets:                                         (Unaudited)         (Note)
 Cash and cash equivalents:
    Unrestricted                               $   1,664          $   1,788
    Restricted-tenant security deposits            1,116              1,082
 Accounts receivable                                 215                151
 Escrows and other reserves                        2,452              1,507
 Other assets                                        528                411
 Investment properties
    Land                                          13,404             13,404
    Buildings and personal property              129,725            128,455
                                                 143,129            141,859
    Less accumulated depreciation                (74,058)           (70,019)
                                                  69,071             71,840
                                               $  75,046          $  76,779

Liabilities and Partners' Deficit
Liabilities
 Accounts payable                              $     411          $     302
 Tenant security deposits                          1,110              1,080
 Accrued interest                                 14,402             11,948
 Accrued property taxes                              796                492
 Other liabilities                                   548                381
 Mortgage loans payable                          119,038            119,229
 Notes payable                                    36,511             33,837
 Advances from affiliates of general partner         509                753
 Deferred gain on extinguishment of debt          54,053             54,053

Partners' Deficit                               (152,332)          (145,296)
                                               $  75,046         $   76,779

Note:The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

                             COMBINED STATEMENTS OF OPERATIONS
                          (in thousands, except per interest data)
                                       (Unaudited)

                                           Three Months Ended      Nine Months Ended
                                              September 30,           September 30,
                                            1997        1996       1997         1996
Revenues:
  Rental income                           $ 6,289     $ 5,873    $ 18,372     $ 18,099
  Other income                                325         281         831          888
       Total revenues                       6,614       6,154      19,203       18,987

Expenses:
  Operating                                 2,028       1,868       5,603        5,761
  General and administrative                  287         268         749          725
  Maintenance                                 811         718       2,062        2,280
  Depreciation                              1,377       1,343       4,056        4,096
  Interest                                  4,236       4,032      12,493       12,574
  Property taxes                              459         450       1,298        1,405
   Write-down of investment property           --          --          --        1,850
     Total expenses                         9,198       8,679      26,261       28,691

Loss before extraordinary item             (2,584)     (2,525)     (7,058)      (9,704)
Extraordinary gain on
   extinguishment of debt                      --          --          --       14,095
Net (loss) income                         $(2,584)    $(2,525)   $ (7,058)    $  4,391

Net (loss) income allocated to
   general partners                       $   (52)    $   (51)   $   (141)    $     88
Net (loss) income allocated to
   limited partners                        (2,532)     (2,474)     (6,917)       4,303
                                          $(2,584)    $(2,525)   $ (7,058)    $  4,391

Net (loss) income per limited
   partnership interest:
   Net loss before extraordinary item
    Portfolio I  (644 interests)          $(2,776)    $(2,713)   $ (7,587)    $(10,422)
    Portfolio II (268 interests)          $(2,776)    $(2,715)   $ (7,578)    $(10,440)
   Extraordinary item
    Portfolio I  (644 interests)          $    --     $    --    $     --     $ 15,146
    Portfolio II (268 interests)          $    --     $    --    $     --     $ 15,146
   Net (loss) income
    Portfolio I  (644 interests)          $(2,776)    $(2,713)   $ (7,587)    $  4,724
    Portfolio II (268 interests)          $(2,776)    $(2,715)   $ (7,578)    $  4,706

                    See Accompanying Notes to Combined Financial Statements

c)                         VMS NATIONAL RESIDENTIAL PORTFOLIO I
                           VMS NATIONAL RESIDENTIAL PORTFOLIO II
                              (Illinois limited partnerships)
           VMS NATIONAL PROPERTIES (an Illinois partnership)AND SUBPARTNERSHIPS

                     COMBINED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                       (in thousands)
                                        (Unaudited)

                                             VMS National Residential Portfolio I
                                                      Limited Partners
                                 General    Accumulated  Subscription
                                 Partners     Deficit       Notes      Total       Total
Partners' deficit at
  December 31, 1996              $(3,356)   $(98,353)   $   (534)   $ (98,887)  $(102,243)

Collections of subscription
   notes                              --          --          15           15          15

Net loss for the nine months
  ended September 30, 1997          (100)     (4,886)         --       (4,886)     (4,986)

Partner's deficit at
   September 30, 1997            $(3,456)  $(103,239)   $   (519)   $(103,758)  $(107,214)


                                                VMS National Residential Portfolio II
                                                      Limited Partners
                                General    Accumulated  Subscription
                                Partners     Deficit       Notes         Total       Total

Partners' deficit at
   December 31, 1996            $(1,404)   $ (41,307)     $  (342)    $ (41,649)  $ (43,053)

Collections of subscription
   notes                             --           --            7             7           7

Net loss for the nine months
   ended September 30, 1997         (41)      (2,031)          --        (2,031)     (2,072)

Partner's deficit at
   September 30, 1997           $(1,445)   $ (43,338)     $  (335)    $ (43,673)  $ (45,118)

Combined total                  $(4,901)   $(146,577)     $  (854)    $(147,431)  $(152,332)

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

                                COMBINED STATEMENTS OF CASH FLOWS
                                      (in thousands)
                                       (Unaudited)

                                                                  Nine Months Ended
                                                                     September 30,
                                                                 1997             1996
Cash flows from operating activities:
  Net (loss) income                                           $ (7,058)        $  4,391
  Adjustments to reconcile net (loss) income:
    to net cash provided by operating activities:
    Write-down of investment property                               --            1,850
      Extraordinary gain on extinguishment of debt                  --          (14,095)
    Depreciation                                                 4,056            4,096
    Amortization of discounts and loan costs                     2,726            2,450
    Loss on disposal of property                                    20               60
    Gain on sale of property                                        --              (59)
    Change in accounts:
      Restricted cash                                              (34)              37
      Accounts receivable                                          (64)              22
      Escrows and other reserves                                  (945)            (374)
      Other assets                                                (123)            (145)
      Accounts payable                                             109             (142)
      Tenant security deposit liabilities                           30                3
      Accrued interest                                           2,454            3,277
      Accrued property taxes                                       304              370
      Other liabilities                                            167               (1)

            Net cash provided by operating activities            1,642            1,740

Cash flows from investing activities:
  Property improvements and replacements                        (1,307)          (1,344)
  Proceeds from sale of property                                    --            3,847

         Net cash (used in) provided by
            investing activities                                (1,307)           2,503

Cash flows from financing activities:
  Payments on mortgage loans payable                              (237)         (2,598)
  Payments received on subscription notes                           22              60
  Payments on advances from affiliates                            (244)         (1,388)
  Cash released to lenders upon foreclosure                         --             (53)

         Net cash used in financing activities                    (459)         (3,979)

Net (decrease) increase in unrestricted cash and
  cash equivalents                                                (124)            264
Unrestricted cash and cash equivalents at beginning
  of period                                                      1,788           1,984
Unrestricted cash and cash equivalents at end of period       $  1,664        $  2,248
Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $  7,297        $  6,831

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

The Venture has incurred recurring operating losses and has a partners' deficit of approximately $152 million at September 30, 1997. Continued operating losses are expected to occur. Historically, VMS Realty Investments, Ltd. ("VMSRIL" or the "Managing General Partner") and its affiliates had advanced funds to the Venture. The Managing General Partner is not obligated, and does not intend, to fund any future deficits. During 1994, the Managing General Partner and its affiliates assigned a portion of the unpaid advances to an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Managing General Partner is evaluating its options for the Venture should the Venture continue to suffer substantial losses from operations and cash deficiencies.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the combined financial statements and footnotes thereto included in the Venture's annual report on Form 10-K for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.


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

NOTE 4 - PLAN OF REORGANIZATION

The primary aspects of the Venture's Plan included the following:

a.The Venture retained 17 properties from the existing portfolio (the
  "retained properties"), and abandoned title of the remaining properties (the "non-retained properties") to the Federal Deposit Insurance Corporation (the "FDIC"). The retained properties consist of one HUD property and sixteen non-HUD properties. Two of the seventeen retained properties were sold during the second quarter of 1996. All of the non-retained properties have been foreclosed upon as of December 31, 1996.

b.The Venture restructured the existing senior lien debt obligations on the retained properties (except for one of the retained properties which has a first mortgage lien insured by HUD and two of the retained properties which have senior liens formerly payable to the FDIC, as successor to Beverly Hills Mortgage Corporation, ("BH")) to provide for an interest rate of 8.75% per annum effective as of the first day of the month of the Effective Date with payments based on a 30 year amortization commencing on the first monthly payment due thereafter and a maturity date of January 15, 2000.

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

d.The Venture distributed the following amounts in conjunction with the terms of the Plan: (1) approximately $5,980,000 to satisfy unsecured prepetition creditor claims of the nonaffiliated note payable to Security Pacific National Bank, trade creditors, and property taxes on the retained properties;(2) approximately $1,056,000 to provide for allowed and unclassified administrative claims; and (3) approximately $5,960,000 to make capital improvements at the retained properties. This capital improvement reserve was exhausted during 1995.

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

NOTE 5 - CONTINGENCIES

The Venture and certain affiliates of the Venture, including the Managing General Partner and certain officers and directors of the Managing General Partner, are parties to certain pending legal proceedings filed as of September 30, 1997. The legal proceedings in which the Venture is included relate primarily to the limited partners' investment in the Venture. The adverse outcome of any one or more legal proceedings against the Venture or any of its affiliates which provide financial support or services to the Venture could have a materially adverse effect on the present and future operations of the Venture. The eventual outcome of these matters cannot be determined at this time. Accordingly, no provision for any liability that may result has been made in the combined financial statements.

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

NOTE 7 - SALE OF PROPERTIES

The Partnership sold two of the retained properties, Carlisle Square Apartments and Bellevue Towers Apartments, to an unaffiliated party on April 19, 1996, and April 30, 1996, respectively. The properties sold had a net book value of $2,247,000 for Carlisle Square Apartments and $1,541,000 for Bellevue Towers Apartments. The Venture received net proceeds from the sales of Carlisle Square and Bellevue Towers after payments of costs related to the sales of approximately $2,291,000 and $1,556,000, respectively. The total gains on the sale of Carlisle Square and Bellevue Towers were $44,000 and $15,000, respectively, and are included in other income in the accompanying combined statements of operations. The gain has been allocated to the partners in accordance with the Limited Partnership Agreement. Of the combined proceeds, $2,356,000 was used to pay down the mortgage note payable and $1,388,000 was used to repay advances from affiliates of the Managing General Partner.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Venture's unrestricted cash and cash equivalents at September 30, 1997, of approximately $1,664,000 decreased by approximately $124,000 from December 31, 1996. This decrease was attributable to net cash provided by operating activities of approximately $1,642,000, offset by net cash used in investing and financing activities of approximately $1,307,000 and $459,000, respectively.

The decrease in net cash provided by operating activities for the nine months ended September 30, 1997, compared to the corresponding period of 1996 was primarily due to an increase in cash paid for interest. Also contributing to the decrease was the sale of Bellevue Towers and Carlisle Square properties during the second quarter of 1996. Additionally, deposits held in escrows and other reserves increased during 1997 compared to 1996.

Net cash used in investing activities increased for the nine months ended September 30, 1997, as a result of the proceeds from the sale of Bellevue Towers and Carlisle Square during the second quarter of 1996.

Net cash used in financing activities decreased for the nine months ended September 30, 1997, compared to the corresponding period in 1996, primarily due to sales proceeds from the sales discussed above, being used to pay off the respective mortgage loans on the sold properties. In addition, the remaining net sales proceeds were used to repay advances from affiliates of the Managing General Partner.

At December 31, 1992, the Venture had approximately $15,433,000 in excess limited partner contributions. Permitted uses of these excess limited partner contributions during 1993 were limited to 1) the funding of monthly Bankruptcy Court approved professional fees; 2) establishing a reserve of $5,960,000 to fund capital improvements on the retained complexes; 3) repayments of approximately $5,980,000 on various prepetition claims including notes payable, real estate taxes and amounts due trade creditors; 4) payments of $1,006,000 to the Managing General Partner for reimbursement of cash advances and asset management services; and 5) payments to the FDIC and ContiTrade for reimbursement of administrative costs incurred in connection with the bankruptcy case (see "Note 4" of the Notes to Combined Financial Statements). The Venture's Plan, which became effective on September 30, 1993, also restricts the permitted uses of the excess limited partner cash balances on hand at September 30, 1997.

Total net capital contribution and interest amounts due from limited partners of Portfolio I and Portfolio II at September 30, 1997, approximated $986,000. A settlement agreement was entered into on March 28, 1991, by the Plaintiff class counsel on behalf of the class of limited partners in approximately 100 non-publicly traded VMS sponsored limited partnerships including Portfolio I, Portfolio II, the Venture, and VMS Realty Partners and its affiliates and certain other defendants. The Settlement Agreement provided the settling Limited Partners with an option to refinance their defaulted subscription note principal and interest payments. Of the total number of limited partner units in Portfolio I and Portfolio II, only 10 limited partner units in Portfolio I and 5.67 limited partner units in Portfolio II opted out of the Settlement Agreement, and accordingly were ineligible to elect this refinancing option. Approximately 65% of the total capital and accrued interest amounts due from limited partners of Portfolio I and Portfolio II represented amounts due from limited partners who elected the refinancing option. All amounts remaining due from the limited partners are considered past due and their outstanding amount bears interest at the 18% default rate.

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

Results of Operations

The Partnership realized a net loss of approximately $7,058,000 for the nine months ended September 30, 1997, compared to net income of approximately $4,391,000 for the corresponding period in 1996. For the three months ended September 30, 1997, the Partnership realized a net loss of approximately $2,584,000 compared to a net loss of approximately $2,525,000 for the three months ended September 30, 1996. Included in net income for the nine month period ended September 30, 1996, is an extraordinary gain on extinguishment of debt of approximately $14,095,000 resulting from the foreclosures of the two non-retained properties during the second quarter of 1996. Net loss before this extraordinary item was approximately $9,704,000 for the nine months ended September 30, 1996. The decrease in net loss before the extraordinary item is primarily attributable to the write-down of investment properties and the foreclosures of Weatheridge and Sierra in 1996, which caused a reduction in expenses. The write-down of investment properties of $1,850,000 to fair market value was recorded on the two non-retained properties during the second quarter of 1996.

At the remaining properties, net loss before the extraordinary gain decreased by approximately $201,000 for the nine months ended September 30, 1997. This decrease was attributable to an increase in rental income which was partially offset by increases in operating and interest expenses. The increase in rental revenues is the result of increased rental rates at the majority of the Partnership's properties. Rental income at Scotchollow and Pathfinder combined for an increase of approximately $628,000. Forest Ridge and Shadowood kept rents stable in an attempt to improve occupancy. The increase in operating expenses of approximately $273,000 at the remaining properties is primarily due to increases at Forest Ridge, Shadowood, and Vista Village for rental costs and concessions, property salaries and incentives, and utilities. The increase in interest expense for the remaining properties is primarily due to increased interest accruals on the junior mortgages. Deferred interest on these mortgages accrues additional interest at a rate of 10%, compounded monthly. Included in maintenance expense for the nine months ended September 30, 1997, is approximately $448,000 of major repairs and maintenance comprised primarily of landscaping, parking lot repairs and exterior building repairs, largely related to work at Watergate Apartments. Included in maintenance expense for the nine months ended September 30, 1996, is approximately $642,000 of major repairs and maintenance comprised primarily of landscaping, parking lot repairs, swimming pool, and interior and exterior building repairs, mostly related to work at Scotchollow and Mountain View.

As discussed in "Item 1. Note 7 - Sale of Properties", included in other income for the three and nine month periods ended September 30, 1996, is approximately $59,000 relating to gains on the sales of Carlisle Square and Bellevue Towers.

Average occupancy rates for the nine months ended September 30, 1997 and 1996, for the Partnership's properties are as follows:

                                                  Average Occupancy
Property                                         1997           1996
Buena Vista Apartments
  Pasadena, CA                                    99%            95%
Casa de Monterey
  Norwalk, CA                                     94%            92%
Crosswood Park
  Citrus Heights, CA                              96%            96%
Mountain View Apartments
  San Dimas, CA                                   98%            97%
Pathfinder
  Fremont, CA                                     96%            96%
Scotchollow
  San Mateo, CA                                   98%            99%
The Bluffs
  Milwaukie, OR                                   95%            96%
Vista Village Apartments
  El Paso, TX                                     92%            88%
Chapelle Le Grande
  Merrillville, IN                                97%            97%
North Park Apartments
  Evansville, IN                                  96%            97%
Shadowood Apartments
  Monroe, LA                                      92%            95%
The Towers of Westchester Park
  College Park, MD                                93%            95%
Terrace Gardens
  Omaha, NE                                       94%            96%
Watergate Apartments
  Little Rock, AR                                 94%            95%
Forest Ridge Apartments
    Flagstaff, AZ                                 79%            84%

The Managing General Partner attributes the occupancy fluctuations at the properties to the following: increase at Buena Vista to the improved curb appeal of the property, resulting from new landscaping and increased maintenance efforts; increase at Vista Village to interior improvements to the apartments and an improved rental market; and a decrease at Forest Ridge due to increased competition as new properties are being built in the area.

Recent Developments - VMS Realty Partners and Affiliates

There have been no material developments or changes from the Recent Developments-VMS Realty Partners and Affiliates disclosed in "Part I, Item 1" of the Venture's report on form 10-K for the year ended December 31, 1996.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

As disclosed in the prior reports on Form 10-Q or Form 10-K ("Prior Public Filings"), the Venture including the Joint Ventures, VMS Realty Investment L.T.D., General Partner of the Joint Ventures, Subpartnerships, VMS Realty Partners, now known as VMS Realty Partners, L.P., certain officers and directors of VMS Realty Partners, now known as VMS Realty Partners, L.P. and certain other affiliates of the Venture are parties to certain pending legal proceedings which are summarized below (other than litigation matters covered by insurance policies). The adverse outcome of certain of the legal proceedings disclosed in this Report and the Prior Public Filings could have a materially adverse effect on the present and future operations of the Joint Venture.

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

  b) Reports on Form 8-K: None filed during the quarter ended September 30, 1997.

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



                        VMS NATIONAL PROPERTIES JOINT VENTURE

                        By:   VMS National Residential Portfolio I

                        By:   VMS Realty Investment, Ltd.
                              Managing General Partner

                        By:   JAS Realty Corporation


Date: November 12, 1997 By:   /s/ Joel A. Stone
                              Joel A. Stone
                              President


Date: November 12, 1997 By:   /s/ Thomas A. Gatti
                              Thomas A. Gatti
                              Senior Vice-President and Principal
                              Accounting Officer

                    VMS National Residential Portfolio II

                        By:   VMS Realty Investment, Ltd.
                              Managing General Partner

                        By:   JAS Corporation


Date: November 12, 1997 By:   /s/ Joel A. Stone
                              Joel A. Stone
                              President


Date: November 12, 1997 By:   /s/ Thomas A. Gatti
                              Thomas A. Gatti
                              Senior Vice-President and Principal
                              Accounting Officer