Form 10-K
period 1997-12-31
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 1998-04-01
CIK 789089

FORM 10-K-ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                For the transition period from________to________

                         Commission file number 0-14194


                     VMS NATIONAL PROPERTIES JOINT VENTURE
             (Exact name of registrant as specified in its charter)

            Illinois                                             36-3311347
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
       Greenville, South Carolina                                  29602
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code (864) 239-1000

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                           Limited Partnership Units
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting partnership interests held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days prior to the date of filing. Market value information for Registrant's partnership interests is not available.


                                       PART I

ITEM 1.  BUSINESS

VMS National Properties Joint Venture (the "Venture" or the "Registrant"), of which the general partners are VMS National Residential Portfolio I ("Portfolio I") and VMS National Residential Portfolio II ("Portfolio II"), was formed in September 1984. Collectively, Portfolio I and Portfolio II are referred to as the "Partnerships". The Partnerships are limited partnerships formed in September 1984, under the Uniform Limited Partnership Act of the State of Illinois. Effective December 12, 1997, the managing general partner of each of the Partnerships was transferred from VMS Realty Investment, Ltd. ("VMSRIL") (formerly VMS Realty Partners) to MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), a wholly-owned subsidiary of MAE GP Corporation ("MAE GP") and an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged with Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus, the Managing General Partner is now a wholly-owned subsidiary of IPT. On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnerships.

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

The Venture originally acquired 51 residential apartment complexes located throughout the United States. At December 31, 1997, 34 of the Venture's properties had been foreclosed and two had been sold. The Venture continues to own and operate the remaining 15 residential apartment complexes.

The Managing General Partner intends to maximize the operating results and, ultimately, the net realizable value of each of the Venture's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Venture intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The business in which the Venture is engaged is highly competitive, and the Venture is not a significant factor in its industry. Each of its apartment properties is located in or near a major urban area and, accordingly, competes for rentals not only with similar apartment properties in its immediate area but with hundreds of similar apartment properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Venture competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

The Venture has no employees. Management and administrative services are performed by affiliates of Insignia. The property manager is responsible for the day-to-day operations of each property. The Managing General Partner has also selected affiliates of Insignia to provide real estate advisory and asset management services to the Venture. As advisor, such affiliates provide all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see "Item 13. Certain Relationships and Related Transactions".

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Venture is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Venture.

The Venture monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Venture received notice that it is a potentially responsible party with respect to an environmental clean up site.

As a result of financial difficulties, the Venture filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in the Central District of California on February 22, 1991 (see "Note B" of the combined financial statements included in "Item 8. Financial Statements and Supplemental Data"). This voluntary filing encompassed the Venture's non-HUD properties only. In March 1993, the substance of the Venture's Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court and a Confirmation Order was entered and the Plan became effective on September 30, 1993. During 1997, the Plan was modified in order to allow the Venture to refinance the debt encumbering its properties. The Managing General Partner anticipates that the bankruptcy plan will be closed in 1998.

On December 29, 1997, the Venture refinanced the mortgages encumbering all of its remaining properties (see "Item 2. Description of Properties" for a further discussion).


ITEM 2.  DESCRIPTION OF PROPERTIES

The following table sets forth the Venture's remaining investment in properties:

                                   Date of
Property (1)                      Purchase         Use

Buena Vista Apartments            10/26/84       Apartment -
  Pasadena, CA                                   92 Units

Casa de Monterey                  10/26/84       Apartment -
  Norwalk, CA                                    144 Units

Crosswood Park                    12/05/84       Apartment -
  Citrus Heights, CA                             180 Units

Mountain View Apartments          10/26/84       Apartment -
  San Dimas, CA                                  168 Units

Pathfinder                        10/26/84       Apartment -
  Fremont, CA                                    246 Units

Scotchollow                       10/26/84       Apartment -
  San Mateo, CA                                  418 Units

The Bluffs                        10/26/84       Apartment -
 Milwaukee, OR                                   137 Units

Vista Village Apartments          10/26/84       Apartment -
 El Paso, TX                                     220 Units

Chapelle Le Grande                12/05/84       Apartment -
 Merrillville, IN                                105 Units

North Park Apartments             11/14/84       Apartment -
 Evansville, IN                                  284 Units

Shadowood Apartments              11/14/84       Apartment -
 Monroe, LA                                      120 Units

Towers of Westchester Park        10/26/84       Apartment -
 College Park, MD                                303 Units

Terrace Gardens                   10/26/84       Apartment -
 Omaha, NE                                       126 Units

Watergate Apartments              10/26/84       Apartment -
 Little Rock, AR                                 140 Units

Forest Ridge Apartments           10/26/84       Apartment -
 Flagstaff, AZ                                   278 Units

(1) All properties are fee ownership, each subject to a first and second mortgage.


SCHEDULE OF PROPERTIES (IN THOUSANDS):

                              Gross
                            Carrying    Accumulated                               Federal
Property                      Value     Depreciation   Method         Rate       Tax Basis
Buena Vista                 $  5,861      $ 3,007    SL/200% DBL  5-27.5 yrs.    $ 1,748

Casa de Monterey               7,795        4,086    SL/200% DBL  5-27.5 yrs.      2,328

Crosswood Park                 8,727        4,612    SL/150% DBL  5-29 yrs.        3,656

Mountain View                 10,810        5,120    SL/200% DBL  5-29 yrs.        3,063

Pathfinder                    15,189        7,709    SL/200% DBL  5-27.5 yrs.      5,974

Scotchollow                   27,817       14,313    SL/150% DBL  5-27.5 yrs.      8,846

The Bluffs                     4,306        2,438    SL/200% DBL  5-27.5 yrs.      1,043

Vista Village                  6,590        3,299        SL       5-27.5 yrs.      2,089

Chapelle Le Grande             4,653        2,557    SL/200% DBL  5-27.5 yrs.      1,238

North Park                    10,292        5,620    SL 200%/DBL  5-27.5 yrs.      2,805

Shadowood                      4,228        2,326        SL       5-27.5 yrs.      1,176

Towers of Westchester Park    16,172        9,098        SL       5-27.5 yrs.      4,119

Terrace Gardens                5,880        2,984    SL/150% and  5-27.5 yrs.      1,945
                                                        200% DBL

Watergate                      6,994        3,746    SL/200% DBL  5-27.5 yrs.      2,021

Forest Ridge                   8,693        4,496    SL/150% and  5-27.5 yrs.      2,722
                                                        200% DBL
   Total                    $144,007      $75,411                                $44,773

See "Note A" to the combined financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES (IN THOUSANDS):


                       Principal                                     Principal
                      Balance At                                      Balance
                     December 31,  Interest    Period    Maturity      Due At
Property                 1997        Rate     Amortized    Date       Maturity

Buena Vista
 1st mortgage         $  5,023       8.50%    25 years    01/08      $  4,171
2nd mortgage             1,364      10.84%       (A)      01/08         (A)

Casa de Monterey
 1st mortgage            4,159       8.50%    25 years    01/08         3,454
 2nd mortgage            1,130      10.84%       (A)      01/08         (A)

Crosswood Park
 1st mortgage            5,645       8.50%    25 years    01/08         4,688
 2nd mortgage            1,533      10.84%       (A)      01/08         (A)

Mountain View
 1st mortgage            7,257       8.50%    25 years    01/08         6,026
 2nd mortgage            1,971      10.84%       (A)      01/08         (A)

Pathfinder
 1st mortgage           13,649       8.50%    25 years    01/08        11,336
 2nd mortgage            3,707      10.84%       (A)      01/08         (A)

Scotchollow
 1st mortgage           29,541       8.50%    25 years    01/08        24,533
 2nd mortgage            7,595      10.84%       (A)      01/08         (A)

The Bluffs
 1st mortgage            3,775       8.50%    25 years    01/08         3,135
 2nd mortgage            1,025      10.84%       (A)      01/08         (A)

Vista Village
 1st mortgage            3,368       8.50%    25 years    01/08         2,797
 2nd mortgage              915      10.84%       (A)      01/08         (A)

Chapelle Le Grande
 1st mortgage            3,253       8.50%    25 years    01/08         2,702
 2nd mortgage              884      10.84%       (A)      01/08         (A)


SCHEDULE OF MORTGAGES (IN THOUSANDS) (CONTINUED):

                             Principal                                   Principal
                             Balance At                                   Balance
                            December 31, Interest    Period   Maturity     Due At
Property                         1997       Rate   Amortized     Date     Maturity
North Park
 1st mortgage                 6,339        8.50%    25 years   01/08      $ 5,264
 2nd mortgage                 1,722       10.84%      (A)      01/08         (A)

Shadowood
 1st mortgage                 2,283        8.50%    25 years   01/08        1,896
 2nd mortgage                   620       10.84%      (A)      01/08         (A)

Towers of Westchester Park
 1st mortgage                12,286        8.50%    25 years   01/08       10,203
 2nd mortgage                 3,337       10.84%      (A)      01/08         (A)

Terrace Gardens
 1st mortgage                 4,502        8.50%    25 years   01/08        3,739
 2nd mortgage                 1,223       10.84%      (A)      01/08         (A)

Watergate
 1st mortgage                 2,938        8.50%    25 years   01/08        2,440
 2nd mortgage                   798       10.84%      (A)      01/08         (A)

Forest Ridge
 1st mortgage                 5,982        8.50%    25 years   01/08        4,968
 2nd mortgage                 1,625       10.84%      (A)      01/08         (A)

    Total                  $139,449

(A) Payments based on excess monthly cash flow at each property, with any unpaid balance due at maturity.

Pursuant to the Plan of Reorganization, the mortgages formerly held by the FDIC were modified effective September 30, 1993. The face value of the notes were restated to agreed valuation amounts. Under the terms of the modification, the lender may reinstate the full claim upon the default of any note. As a result, the Venture deferred recognition of a gain of $54,053,000, which was the difference between the note face amounts and the agreed valuation amounts of the modified debt.

On December 29, 1997, the Venture refinanced the mortgages encumbering all of its remaining 15 properties. The refinancing resulted in each property being encumbered by new senior and junior loans. The senior loans each have an interest rate of 8.5% per annum and require monthly payments of principal and interest. The junior loans each have an interest rate of 10.84% per annum and the monthly payments are based on excess monthly cash flow for each property. All of the loans mature on January 1, 2008, and the senior loans include prepayment penalties if paid prior to January 1, 2007. The senior loans retained similar terms regarding note face amounts and agreed valuation amounts. These new loans are recorded at the agreed valuation amount of $110,000,000, which is less than the $152,225,000 face amount of the senior loans. If the Venture defaults on the new mortgage notes payable or is unable to pay the outstanding agreed valuation amounts upon maturity, then the note face amounts become due. Accordingly, the Partnership deferred recognition of a gain of $42,225,000, which is the difference between the refinanced note face amounts and the agreed valuation amounts. All the loans are cross-collateralized but they are not cross-defaulted. As a result of the refinancing, the Venture recognized an extraordinary gain on extinguishment of debt of $10,303,000, of which $11,828,000 is the result of a decreased difference between the note face amounts and agreed valuation amounts for the refinanced mortgage notes as compared to the old indebtedness. This gain was partially offset by debt extinguishment costs of $41,000 and the write-off of discounts and loan costs on the old debt of $1,484,000.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                                     Average Annual               Average
                                  Rental Rates Per Unit          Occupancy
Property                          1997         1996          1997       1996

Buena Vista                     $11,491       $11,132         99%         96%
Casa de Monterey                  7,922         7,793         94%         93%
Crosswood Park                    8,543         8,251         96%         97%
Mountain View                     9,977         9,556         98%         96%
Pathfinder                       11,618        10,537         96%         96%
Scotchhollow                     12,467        10,896         98%         99%
The Bluffs                        6,642         6,358         95%         96%
Vista Village                     6,219         6,065         92%         89%
Chapelle Le Grande                7,945         7,641         97%         98%
North Park                        5,843         5,543         96%         97%
Shadowood                         6,156         5,940         92%         95%
Towers of Westchester Park       10,827        10,297         91%         95%
Terrace Gardens                   8,524         7,961         94%         95%
Watergate                         6,925         6,674         95%         95%
Forest Ridge                      7,274         7,080         84%         85%


The Managing General Partner attributes the decrease in occupancy at Towers of Westchester Park to increased competition from newly renovated properties in the local market.

As noted under "Item 1. Business," the real estate industry is highly competitive. All of the properties of the Venture are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. All of the lease terms are for one year or less. No individual tenant leases 10% or more of the available rental space.

Real estate taxes (in thousands) and rates in 1997 for each property were as follows:


                                                1997           1997
                                               Taxes           Rate

         Buena Vista                           $ 65           1.15%
         Casa de Monterey                        77           1.18%
         Crosswood Park                          94           1.02%
         Mountain View                          110           1.16%
         Pathfinder                             204           1.51%
         Scotchollow                            319           1.24%
         The Bluffs                              60           1.16%
         Vista Village                           90           2.83%
         Chapelle Le Grande                      55          13.28%
         North Park                             173          11.71%
         Shadowood                               32          12.36%
         Towers of Westchester Park             195           3.73%
         Terrace Gardens                         82           2.59%
         Watergate                               57           6.34%
         Forest Ridge                            90           1.00%



ITEM 3.  LEGAL PROCEEDINGS

The Venture is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Venture.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnerships did not vote on any matter during the fiscal year covered by this report.


                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is not a public market for the Limited Partnership Interests.

As of December 31, 1997, there were 823 holders of record of Portfolio I and 332 holders of record of Portfolio II.

As of December 31, 1997, there have been no cash distributions to the limited partners of either of the Partnerships. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions; future cash distributions are, however, subject to the order of distributions stipulated by the Venture's Plan of Reorganization. The source of future cash distributions is dependent upon cash generated by the Venture's properties and cash generated through the sale or refinancing of these properties.


ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER INTEREST DATA):

                                              Years Ended December 31,
                                   1997          1996             1995         1994          1993
Total revenues from rental
 operations                    $  25,869      $ 25,200        $ 27,874     $  30,012    $   41,788

Extraordinary Item-Gain on
 Extinguishment of Debt        $  10,303(D)   $ 14,095(C)     $ 34,598(C)  $  27,418(C) $  137,141

Net Income                     $     606      $  1,823       $  15,626     $   2,890    $  92,529(A,B)

Net Income per Limited
 Partnership Interest
 Portfolio I -
 644 Interests                 $     654(D)   $  1,961(C)    $  16,791(C)  $   3,105(C) $  99,394(A,B)
 Portfolio II -
 268 Interests                 $     646(D)   $  1,953(C)    $  16,791(C)  $   3,111(C) $  99,510(A,B)

Tax Income (Loss)              $  (7,991)     $  3,188       $  21,385     $  14,412    $ 175,890

Tax Income (Loss) per Limited
 Partnership Interest
 Portfolio I -
 644 Interests                 $  (8,514)     $  3,426       $  23,448     $  15,801    $  188,987

 Portfolio II -
 268 Interests (E)             $  (8,514)     $  3,426       $  23,448     $  15,807     $ 189,047

Total assets                   $  73,542      $ 76,779       $  88,440     $ 111,232     $ 133,383(B)

Mortgage loans and notes       $ 172,904      $153,066       $ 158,733     $ 178,061     $ 198,802(B)

A)During its bankruptcy proceedings the Venture followed AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). In accordance therewith, unamortized deferred loan costs and imputed interest related to the Venture's properties included in the bankruptcy of $3,088,000 and $6,821,000, respectively, were written off as of the bankruptcy filing date.

B)The Venture's Plan of Reorganization became effective on September 30, 1993. As a result of the implementation of the Plan, 19 of the Venture's properties were foreclosed during 1993 creating a gain of approximately $89,573,000 in order to adjust liabilities compromised by the Plan to the present value of amounts to be paid; $54,053,000 of this extraordinary gain was deferred by the Venture.

C)During 1994, 1995 and 1996 respectively, four, five and two of the Ventures nonretained properties were foreclosed. As a result of these events, the Venture recognized extraordinary gains on the extinguishment of the related debt. As of December 31, 1996, all of the nonretained properties have been foreclosed.

D)During 1997, all of the Ventures' properties were refinanced. As a result, the Venture recognized an extraordinary gain on the extinguishment of debt.

E)During 1997, one Partnership interest was abandoned. In abandoning Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the Limited Partner will still be allocated his or her share of the income or loss for that year.

The above selected financial data should be read in conjunction with the combined financial statements and the related notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item should be read in conjunction with the combined financial statements and other items contained elsewhere in this report.

Results from Operations

1997 Compared with 1996

The Venture realized net income of approximately $606,000 for the year ended December 31, 1997, compared to approximately $1,823,000 for the year ended December 31, 1996. Included in net income for the year ended December 31, 1997, is approximately $10,303,000 of extraordinary gain on extinguishment of debt related to the refinancing of the Venture's properties on December 29, 1997. Included in net income for the year ended December 31, 1996, is an extraordinary gain on extinguishment of debt of approximately $14,095,000 resulting from the foreclosures of two properties during 1996. Loss before extraordinary gain on extinguishment of debt was approximately $9,697,000 for 1997 compared to
approximately $12,272,000 for 1996.   The decrease in loss before extraordinary
items is primarily attributable to the write-down of investment properties and the foreclosures of Weatheridge and Sierra Gardens during 1996, which caused a reduction in expenses. Loss before extraordinary items for Weatheridge and Sierra Gardens was approximately $2,480,000 in 1996. Included in this loss were write-downs of investment properties of approximately $1,850,000 to adjust the properties to their estimated fair market value. Included in other income in 1996 was approximately $59,000 in gains from the sales of Carlisle Square and Bellevue Towers.

With respect to the remaining properties, the loss before extraordinary items decreased by approximately $173,000. The decrease is primarily attributable to increased rental revenue of approximately $1,500,000 due to increased rental rates at all of the Venture's properties. General and administrative expenses decreased as a result of decreases in professional and asset management fees. Partially offsetting the increased rental revenue and the decreased general and administrative expenses were increases in operating and interest expenses. Operating expenses increased primarily as a result of an increase in leasing costs in an effort to increase occupancy and rental revenue at the properties. Interest expense increased as a result of increasing accrued interest balances causing compounded interest on the unpaid balances to increase.

Included in operating expenses for the year ended December 31, 1997, is approximately $737,000 in major repairs and maintenance composed primarily of landscaping, exterior painting, exterior building repairs, and parking lot repairs at Watergate, Mountain View, and Casa de Monterey. Included in operating expenses for the year ended December 31, 1996, is approximately $847,000 in major repairs and maintenance composed primarily of exterior painting, exterior building repairs, landscaping, swimming pool repairs, and parking lot repairs at Scotchollow, Crosswood, The Bluffs, and Mountain View.

1996 Compared with 1995

The Venture realized net income of approximately $1,823,000 for the year ended December 31, 1996 compared to approximately $15,626,000 for the year ended December 31, 1995. Included in net income for the year ended December 31, 1996, is approximately $14,095,000 of extraordinary gain on extinguishment of debt resulting from the foreclosures of two properties during 1996. Included in net income for the year ended December 31, 1995, is approximately $34,598,000 of extraordinary gain on extinguishment of debt resulting from the foreclosures of five properties during 1995. Loss before extraordinary gain on extinguishment of debt was approximately $12,272,000 for 1996 compared to approximately $18,972,000 for 1995. The decrease in loss before extraordinary items is primarily due to the write-down of investment properties and the foreclosures of The Winery, Venetian Bridges - Canal Court, Venetian Bridges - Grand Canal I, Venetian Bridges - Grand Canal II, and Pacific Hacienda during 1995, which contributed to the decrease in expenses in 1996. During 1995, the Venture recorded approximately $3,257,000 in write-downs of investment properties to adjust the properties to their fair market value. Excluding the impact of 1996 foreclosures and sales, as discussed above, and the 1995 foreclosures, total revenues for the year ended December 31, 1996, increased approximately 4% compared to the same period of 1995. Total property expenses increased approximately 1%.

The ordinary losses recognized for the write-downs of the carrying values of properties to their estimated fair values related to the properties that were foreclosed upon in 1996 and 1995. The ordinary losses were recognized pursuant to EITF Abstract Issue No. 91-2, "Debtor's Accounting for Forfeiture of Real Estate Subject to a Nonrecourse Mortgage" which prescribes that a "two-step" approach method be used to fairly present the economic transaction upon foreclosure events.

As part of the ongoing business plan of the Venture, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Venture from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Venture from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.
Liquidity and Capital Resources

At December 31, 1997, the Venture had unrestricted cash and cash equivalents of approximately $2,510,000 compared to approximately $1,788,000 at December 31, 1996. The net increase in cash and cash equivalents for the year ended December 31, 1997, was approximately $722,000 compared to a net decrease of approximately $196,000 for the year ended December 31, 1996. Net cash used in operating activities increased for the year ended December 31, 1997, primarily due to interest paid as a result of the debt refinancing on December 29, 1997 (see discussion below). Net cash used in investing activities increased for the year ended December 31, 1997, compared to the corresponding period of 1996, as a result of proceeds received from the sales of Bellevue Towers and Carlisle Square in 1996. Net cash provided by financing activities increased in 1997 primarily due to proceeds received from the December 29, 1997 refinancing.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Venture. Such assets are currently thought to be sufficient for any near-term needs of the Venture.

On December 29, 1997, the Venture refinanced the mortgages encumbering all of its remaining 15 properties. The refinancing resulted in each property being encumbered by new senior and junior loans. The senior loans all have an interest rate of 8.5% per annum and require monthly payment of principal and interest. The junior loans all have an interest rate of 10.84% per annum and the monthly payments are based on excess monthly cash flow for each property. All of the loans mature on January 1, 2008. The senior loans are recorded at the agreed valuation amount of $110,000,000, which is less than the $152,225,000 face amount of the senior loans. In accordance with the terms of the notes, if the related junior note is prepaid and the outstanding agreed valuation amount of the senior note is paid between January 1, 2007 and January 1, 2008, the notes will be discharged without further liability. All of the loans are cross-collateralized, but they are not cross-defaulted. As a result of the refinancing, the Venture recognized an extraordinary gain on extinguishment of debt of $10,303,000. The extraordinary gain is the result of the recognition of $11,828,000 of the deferred gain on extinguishment of debt, which was reduced by debt extinguishment costs of $41,000 and the write-off of discounts and loan costs on the old debt of $1,484,000. The reduction in the deferred gain on extinguishment of debt results from the reduction of the difference between the aggregate note face amounts and the aggregate agreed valuation amounts. Under the terms of the old notes, the aggregate note face amounts exceeded the aggregate valuation amounts by $54,053,000. Under the terms of the new notes, the aggregate note face amounts exceed the aggregate agreed valuation amounts by $42,225,000.

No cash distributions were made by either of the Partnerships in 1997, 1996, or 1995. Future cash distributions are subject to the order of distributions stipulated by the Venture's Plan of Reorganization. The source of future cash distributions is dependent upon cash generated by the Venture's properties and the cash generated through the sale or refinancing of these properties. No distributions are anticipated in 1998.

Year 2000

The Venture is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Venture.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Venture to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Venture expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Venture's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


LIST OF COMBINED FINANCIAL STATEMENTS


 Report of Independent Auditors

 Combined Balance Sheets - Years ended December 31, 1997 and 1996

 Combined Statements of Operations - Years ended December 31, 1997, 1996, and
 1995

 Combined Statements of Changes in Partners' Deficit - Years ended December 31, 1997, 1996, and 1995

 Combined Statements of Cash Flows - Years ended December 31, 1997, 1996, and
 1995

 Notes to Combined Financial Statements


                 Report of Ernst & Young LLP, Independent Auditors


The Partners
VMS National Residential Portfolio I and
VMS National Residential Portfolio II


We have audited the accompanying combined balance sheets of VMS National Residential Portfolio I (an Illinois Limited Partnership), VMS National Residential Portfolio II (an Illinois Limited Partnership) and VMS National Properties (an Illinois Partnership) and Subpartnerships (collectively the "Venture") as of December 31, 1997 and 1996, and the related combined statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of VMS National Residential Portfolio I, VMS National Residential Portfolio II and VMS National Properties and Subpartnerships at December 31, 1997 and 1996, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                        /s/  ERNST & YOUNG LLP

Greenville, South Carolina
March 3, 1998,
except for Note K, as to which the date is March 17, 1998




                        VMS NATIONAL RESIDENTIAL PORTFOLIO I
                       VMS NATIONAL RESIDENTIAL PORTFOLIO II
                          (Illinois limited partnerships)
       VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

                              COMBINED BALANCE SHEETS
                                   (in thousands)


                                                December 31,     December 31,
                                                   1997             1996
Assets
  Cash and cash equivalents                    $   2,510        $   1,788
  Accounts receivable                                 42               19
  Escrows and other deposits                       1,916            2,589
  Other assets                                       478              543
  Investment properties:
    Land                                          13,404           13,404
    Buildings and personal property              130,603          128,455
    Less accumulated depreciation                (75,411)         (70,019)

                                               $  73,542        $  76,779

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                             $     369        $     302
  Tenant security deposits payable                 1,105            1,080
  Accrued interest                                    --           11,948
  Accrued property taxes                             605              492
  Other liabilities                                  994            1,134
  Mortgage notes payable                         139,449          119,229
  Notes payable                                   33,455           33,837
  Deferred gain on extinguishment of debt         42,225           54,053

Partners' Deficit                               (144,660)        (145,296)

                                               $  73,542        $  76,779

              See Accompanying Notes to Combined Financial Statements


                          VMS NATIONAL RESIDENTIAL PORTFOLIO I
                         VMS NATIONAL RESIDENTIAL PORTFOLIO II
                            (Illinois limited partnerships)
        VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

                           COMBINED STATEMENTS OF OPERATIONS
                    (in thousands, except per interest data)



                                             For The Years Ended December 31,
                                               1997          1996        1995
Revenues:
  Rental income                             $ 24,799       $ 24,046   $ 26,649
  Other income                                 1,070          1,154      1,225
       Total revenues                         25,869         25,200     27,874

Expenses:
  Operating                                   10,497         10,658     13,259
  General and administrative                     953          1,063      1,121
  Depreciation                                 5,465          5,447      6,090
  Interest                                    16,924         16,652     20,899
  Property taxes                               1,727          1,802      2,220
  Write-down of investment properties             --          1,850      3,257
       Total expenses                         35,566         37,472     46,846

Loss before extraordinary item                (9,697)       (12,272)   (18,972)

Extraordinary item - gain on
  extinguishment of debt                      10,303         14,095     34,598

Net income                                  $    606       $  1,823   $ 15,626

Net income allocated to
  general partners                          $     12       $     36   $    313
Net income allocated to
  limited partners                               594          1,787     15,313

                                            $    606       $  1,823   $ 15,626
Net income per limited
  partnership interest:
  Loss before extraordinary item
    Portfolio I  (644 interests)            $(10,417)      $(13,185)  $(20,386)
    Portfolio II (268 interests)            $(10,425)      $(13,193)  $(20,386)
  Extraordinary item
    Portfolio I (644 interests)             $ 11,071       $ 15,146   $ 37,177
    Portfolio II (268 interests)            $ 11,071       $ 15,146   $ 37,177
  Net income
    Portfolio I  (644 interests)            $    654       $  1,961   $ 16,791
    Portfolio II (268 interests)            $    646       $  1,953   $ 16,791


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

                       COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                     (in thousands)

                                                 VMS National Residential Portfolio I
                                                              Limited Partners

                                         General     Accumulated Subscription
                                         Partners      Deficit      Notes       Total       Total
Partners' deficit at December 31, 1994  $(3,603)   $(110,429)     $   (627)  $ (111,056) $ (114,659)

Collections of subscription notes            --           --            41           41          41

Net income for year ended
   December 31, 1995                         221      10,813            --       10,813      11,034

Partners' deficit at December 31, 1995   (3,382)     (99,616)         (586)    (100,202)   (103,584)

Collections of subscription notes            --           --            52           52          52

Net income for year ended
   December 31, 1996                         26         1,263           --        1,263       1,289

Partners' deficit at December 31, 1996   (3,356)      (98,353)        (534)     (98,887)   (102,243)

Collections of subscription notes            --            --           23           23          23

Net income for the year
 ended December 31, 1997                      9           421           --          421         430

Partner's deficit at December 31, 1997  $(3,347)     $(97,932)    $   (511)  $  (98,443) $ (101,790)

           See Accompanying Notes to Combined Financial Statements

                          VMS NATIONAL RESIDENTIAL PORTFOLIO I
                         VMS NATIONAL RESIDENTIAL PORTFOLIO II
                            (Illinois limited partnerships)
        VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

           COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT (CONTINUED)
                                  (in thousands)

                                              VMS National Residential Portfolio II
                                                                 Limited Partners

                                           General     Accumulated  Subscription
                                          Partners       Deficit        Notes       Total        Total
 Partners' deficit at December 31, 1994  $(1,506)    $ (46,331)      $   (412)  $  (46,743)  $ (48,249)

 Collections of subscription notes            --            --             28           28          28

 Net income for year ended
    December 31, 1995                         92         4,500             --        4,500       4,592

 Partners' deficit at December 31, 1995   (1,414)      (41,831)          (384)     (42,215)    (43,629)

 Collections of subscription notes            --            --             42           42          42

 Net income for year ended
    December 31, 1996                         10            524            --          524         534

 Partners' deficit at December 31, 1996   (1,404)       (41,307)         (342)     (41,649)    (43,053)

 Collections of subscription notes            --             --             7            7           7

 Net income for the year
  ended December 31, 1997                      3            173            --          173         176

 Partner's deficit at December 31, 1997  $(1,401)    $  (41,134)     $   (335)  $  (41,469)  $ (42,870)

 Combined partners' deficit at
    December 31, 1997                    $(4,748)    $ (139,066)     $   (846)  $ (139,912)  $(144,660)

             See Accompanying Notes to Combined Financial Statements


                     VMS NATIONAL RESIDENTIAL PORTFOLIO I
                     VMS NATIONAL RESIDENTIAL PORTFOLIO II
                        (Illinois limited partnerships)
       VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

                       COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      For The Years Ended December 31,
                                                   1997           1996             1995
Cash flows from operating activities:
 Net income                                     $    606        $ 1,823         $ 15,626
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Write-down of investment properties                --          1,850            3,257
   Extraordinary gain on
     extinguishment of debt                      (10,303)       (14,095)         (34,598)
   Depreciation                                    5,465          5,447            6,090
   Amortization of mortgage discounts
     and loan costs                                3,688          3,309            3,105
   Loss on disposal of property                       76            163              111
   Gain on sale of properties                         --            (59)              --
   Change in accounts:
     Accounts receivable                            (23)             65              (22)
     Escrows and other deposits                     673            (369)           2,143
     Other assets                                    43             201             (221)
     Accounts payable                                67             (62)            (522)
     Tenant security deposit payable                 25               4               (4)
     Accrued interest                           (11,948)          4,220            7,966
     Accrued property taxes                         113              39              146
     Other liabilities                              197            (389)            (160)

         Net cash (used in) provided
            by operating activities            (11,321)          2,147             2,917

Cash flows from investing activities:
 Property improvements and replacements         (2,297)         (2,029)           (2,415)
 Proceeds from sale of property                      --           3,847               --

         Net cash (used in) provided by
            investing activities                $(2,297)        $ 1,818         $ (2,415)

             See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL RESIDENTIAL PORTFOLIO I
                     VMS NATIONAL RESIDENTIAL PORTFOLIO II
                        (Illinois limited partnerships)
     VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

                 COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (in thousands)

                                                      For The Years Ended December 31,
                                                 1997             1996               1995
Cash flows from financing activities:
 Payments on mortgage notes payable           $     (320)         $   (318)        $  (332)
 Repayment of mortgage notes payable            (120,441)           (2,356)             --
 Proceeds from mortgage notes payable            139,449                --              --
 Debt extinguishment costs                           (41)               --              --
 Payments received on subscription notes              30                94              69
 Repayment of notes payable                       (4,000)               --              --
 Payments on advances from affiliates               (337)           (1,528)            (82)
 Cash released to lenders upon
   foreclosure                                        --               (53)           (649)

         Net cash provided by (used in)
            financing activities                  14,340            (4,161)           (994)

Net increase (decrease) in cash and cash
    equivalents                                      722              (196)           (492)

Cash and cash equivalents at beginning
    of year                                        1,788             1,984           2,476

Cash and cash equivalents at end of year      $    2,510          $  1,788         $ 1,984

Supplemental disclosure of cash flow
 information:
   Cash paid for interest                     $   25,163          $  9,103         $ 9,503

Supplemental non-cash disclosure of
  Financing activities:
    Assignment of advance from
      affiliate to mortgage note holder       $      397          $     --         $    --

             See Accompanying Notes to Combined Financial Statements


                      VMS NATIONAL RESIDENTIAL PORTFOLIO I
                      VMS NATIONAL RESIDENTIAL PORTFOLIO II
                           (Illinois Limited Partnerships)
      VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

                      NOTES TO COMBINED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


Note A - Organization and Significant Accounting Policies

Organization:

VMS National Properties Joint Venture (the "Venture") was formed as a general partnership pursuant to the Uniform Partnership Act of the State of Illinois and a joint venture agreement (the "Venture Agreement") dated September 27, 1984, between VMS National Residential Portfolio I ("Portfolio I") and VMS National Residential Portfolio II ("Portfolio II") (collectively, the "Partnerships"). Effective December 12, 1997, the managing general partner of each of the Partnerships was transferred from VMS Realty Investment, Ltd. ("VMSRIL" or the "Former Managing General Partner") (formerly VMS Realty Partners) to MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), a wholly-owned subsidiary of MAE GP Corporation ("MAE GP") and an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged with Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus, the Managing general partner is now a wholly-owned subsidiary of IPT.

The Venture originally acquired 51 residential apartment properties located throughout the United States. Of these 51 properties, four were foreclosed prior to 1993. As more fully described in "Note B", the Venture filed for Chapter 11 bankruptcy protection on February 22, 1991. The Venture's Second Amended and Restated Plan of Reorganization (the "Plan") became effective on September 30, 1993. Pursuant to the Plan, 19 of the Venture's properties were foreclosed in 1993, four properties were foreclosed in 1994, five properties were foreclosed in 1995 and an additional two properties foreclosed in 1996. Also, the Venture sold two of the residential properties during 1996. The Venture continues to own and operate 15 of the residential apartment complexes it originally acquired.

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

Basis of Accounting:

The accompanying combined financial statements include the accounts of Portfolio I, Portfolio II, the Venture and Subpartnerships. Significant interpartnership accounts and transactions have been eliminated from these combined financial statements.

Allocation of Income, Loss, and Distributions:

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

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments:

The Venture believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Venture's long term debt, after discounting the scheduled loan payments at an estimated borrowing rate currently available to the Venture, approximates its carrying balance.

Cash and Cash Equivalents:

The Venture considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits:

The Venture requires security deposits from lessees for the duration of the lease and such deposits are included in escrows and other deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space, and is current on its rental payments.

Investment Properties:

During 1996, the Venture adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of this statement resulted in a write-down of investment properties of $1,850,000 in 1996.

Depreciation:

Depreciation is computed by the straight-line method over estimated useful lives ranging from 25 to 29 years for buildings and improvements and the 150% or 200% declining balance method for five to fifteen years for personal property.

Leases:

The Venture generally leases apartment units for twelve-month terms or less. The Venture recognizes income as earned on its leases.

Advertising Costs:

Advertising costs of approximately $334,000, $313,000, and $428,000 were charged to expense as incurred and are included in operating expenses for the years ended December 31, 1997, 1996, and 1995, respectively.

Income Taxes:

Taxable income or loss of the Venture is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Venture.

Reclassifications:

Certain reclassifications have been made to the 1995 and 1996 balances to conform to the 1997 presentation.

Note B - Petition for relief under Chapter 11 and Plan of Reorganization

On February 22, 1991, the Venture filed for Chapter 11 bankruptcy protection in the United States Bankruptcy court in the Central District of California. The initial filing included only the residential apartment complexes directly owned by the Venture (entities included in the filing herein after referred to collectively as the Debtor) and excluded the 10 Subpartnerships consisting of 10 residential apartment complexes encumbered by financing insured or held by the Department of Housing and Urban Development ("HUD"), and the investing limited partnerships Portfolio I and Portfolio II. Due to the partnership agreements existing between the Venture, Portfolio I and Portfolio II, which provide the Venture with exclusive rights to the limited partner investor contributions, the Venture's initial filing was amended to reflect the Venture's right to receive any excess limited partner investor contributions.

The Venture's Plan was confirmed by the Bankruptcy Court in March 1993 and became effective on September 30, 1993 (the "Effective Date"). During 1997, the Plan was modified in order to allow the Venture to refinance the debt encumbering it's properties (see Note C). The Managing General Partner anticipates that the bankruptcy plan will be closed in 1998.

The Primary aspects of the Venture's Plan of Reorganization included the following:

(a) The Venture retained 17 properties from the existing portfolio (the "retained properties"), and abandoned title of the remaining properties (the "non-retained properties") to the Federal Deposit Insurance Corporation (the "FDIC"). The retained properties consisted of one HUD property and sixteen non-HUD properties. Two of the seventeen retained properties were sold during the second quarter of 1996. All of the non-retained properties were foreclosed upon as of December 31, 1996 (see "Note C").

(b) The Venture restructured the existing senior-lien debt obligations on the retained properties (except for one of the retained properties which had a first mortgage lien insured by HUD and two of the retained properties which had senior liens formerly payable to the FDIC, as successor to Beverly Hills Mortgage Corporation ("BH")) to provide for an interest rate of 8.75% per annum effective as of the first day of the month of the Effective Date with payments based on a 30 year amortization commencing on the first monthly payment due thereafter with a maturity of January 15, 2000.

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

All of the senior-lien debt was refinanced on December 29, 1997 (see "Note C").

(c) As it pertained to the existing BH junior mortgages on the retained properties, the FDIC reduced its claim on two of the properties to $300,000 per property evidenced by a non-interest bearing note scheduled to mature January 15, 2000, and left in place liens for the full amount of its claims at the petition date for all other retained properties. Interest on the former FDIC loans for these retained properties accrued at 10% per annum on the FDIC value (total property value per the FDIC's June 1992 valuations less the property's senior lien indebtedness) commencing as of the first day of the month of the Effective Date and monthly payments of interest only at 7% per annum on the FDIC value will commence with the first monthly payment due thereafter. (The retained property governed by a HUD Regulatory Agreement made payments of interest only following the approval by HUD of the Surplus Cash calculation.) On October 28, 1995, the FDIC sold all of the debt it held related to the retained properties to BlackRock Capital Finance, L.P. The debt amounts and terms were not modified. On December 29, 1997, all of the junior mortgages were refinanced (see "Note C").

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

(e) The VMS/Stout Joint Venture (the "VMS/Stout Venture") was formed pursuant to an agreement dated August 18, 1984, which was amended and restated on October 4, 1984. VMS Realty Partners has a 50% interest and affiliates of the Seller (as defined below) have a 50% interest in the VMS/Stout Venture. The VMS/Stout Venture, the J.D. Stout Company ("Stout") and certain affiliates of Stout entered into a contract of sale dated August 18, 1984, which was amended on October 4, 1984. The contract provided for the sale by Stout and other owners (collectively the "Seller") of the 51 residential apartment complexes to the VMS/Stout Venture. The VMS/Stout Venture assigned its interest as purchaser to the Venture. During 1987, Stout assigned its interest in the VMS/Stout Joint Venture to ContiTrade Service Corporation ("ContiTrade"). On November 17, 1993, VMS Realty Partners assigned its interest in the VMS/Stout Joint Venture to the Partners Liquidating Trust (see "Note E"). The VMS/Stout Joint Venture was granted an allowed claim in the amount of $49,535,000 for the Assignment and Long-Term Loan Arrangement Notes payable to them by the Venture. Payments totaling $3,475,000 in conjunction with this allowed claim were made to the nonaffiliated members of the VMS/Stout Joint Venture on October 7, 1993. The Venture also executed a $4,000,000 promissory note dated September 1, 1993, to ContiTrade Services Corporation (the "ContiTrade Note") in connection with these allowed note claims. The ContiTrade Note represents a prioritization of payments to ContiTrade of the first $4,000,000 in repayments made under the existing Assignment and Long-Term Loan Arrangement Notes payable to the VMS/Stout Joint Venture, and does not represent an additional $4,000,000 claim payable to ContiTrade. In addition to prioritizing ContiTrade's receipt of the first $4,000,000 of repayments on the old notes, the ContiTrade Note provides for 5% non-compounding interest on the outstanding principal balance calculated daily on the basis of a 360 day year. The ContiTrade Note was secured by a Deed of Trust, Assignment of Rents and Security Agreement on each of the Venture's retained properties, and provided ContiTrade with other approval rights as to the ongoing operations of the Venture's retained properties. The ContiTrade Note, which was scheduled to mature January 15, 2000, was paid off on December 29, 1997 (see "Note C").

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

Note C - Extraordinary Gain On Extinguishment Of Debt

Pursuant to the Plan of Reorganization (see "Note B"), the mortgages formerly held by the FDIC were modified effective September 30, 1993. The face value of the notes were restated to agreed valuation amounts. Under the terms of the modification, the lender may reinstate the full claim upon the default of any note. As a result, the Venture deferred recognition of a gain of $54,053,000, which was the difference between the note face amounts and the agreed valuation amounts of the modified debt.

On December 29, 1997, the Venture refinanced the mortgages encumbering all of its remaining 15 properties. The refinancing resulted in each property being encumbered by new senior and junior loans. The senior loans each have an interest rate of 8.5% per annum and require monthly payments of principal and interest. The junior loans each have an interest rate of 10.84% per annum and require monthly payments based on excess monthly cash flow, as defined, for each property. All of the loans mature on January 1, 2008, and the senior loans include prepayment penalties if paid prior to January 1, 2007. The senior loans retained similar terms regarding note face amounts and agreed valuation amounts. These new loans are recorded at the agreed valuation amount of $110,000,000, which is less than the $152,225,000 face amount of the senior loans. If the Venture defaults on the new mortgage notes payable or is unable to pay the outstanding agreed valuation amounts upon maturity, then the note face amounts become due. Accordingly, the Partnership deferred recognition of a gain of $42,225,000, which is the difference between the refinanced note face amounts and the agreed valuation amounts. All the loans are cross-collateralized, but they are not cross-defaulted. In conjunction with the refinancing, the Venture paid the outstanding principal and accrued interest on the $4,000,000 ContiTrade Note (see "Note E"). As a result of the refinancing, the Venture recognized an extraordinary gain on extinguishment of debt of $10,303,000, of which $11,828,000 is the result of a decreased difference between the note face amounts and agreed valuation amounts for the refinanced mortgage notes as compared to the old indebtedness. This gain was partially offset by debt extinguishment costs of $41,000 and the write-off of discounts and loan costs on the old debt of $1,484,000.

The Combined Statements of Operations for the years ended December 31, 1997, 1996 and 1995 reflect the following foreclosures:


  1997            1996             1995
 None         Weatheridge      The Winery
              Sierra Gardens   Venetian Bridges - Canal Court
                               Venetian Bridges - Grand Canal I
                               Venetian Bridges - Grand Canal II
                               Pacific Hacienda

As a result of these foreclosures, the following liabilities and assets were written off (in thousands):

                                   1997                1996              1995

Mortgage principal payable          $--             $ 6,291           $ 22,074
Accrued interest payable             --               9,941             25,636
Other                                --                  26               (645)
Investment in properties             --              (5,781)           (23,453)
Accumulated depreciation             --               3,618             10,986
Extraordinary gain                  $--            $ 14,095           $ 34,598


Note D - Mortgage Notes Payable (in thousands)


                        Principal    Monthly                         Principal
                       Balance At    Payment                          Balance
                      December 31,  Including  Interest   Maturity     Due At
Property                  1997       Interest    Rate       Date      Maturity

Buena Vista
    1st mortgage         $  5,023     $40         8.50%     01/08       $4,171
    2nd mortgage            1,364      (A)       10.84%     01/08        (A)

Casa de Monterey
    1st mortgage            4,159      33         8.50%     01/08        3,454
    2nd mortgage            1,130      (A)       10.84%     01/08        (A)

Crosswood Park
    1st mortgage            5,645      45         8.50%     01/08        4,688
    2nd mortgage            1,533      (A)       10.84%     01/08        (A)

Mountain View
    1st mortgage            7,257      58         8.50%    01/08         6,026
    2nd mortgage            1,971      (A)       10.84%     01/08        (A)

Pathfinder
    1st mortgage           13,649      109        8.50%     01/08       11,336
    2nd mortgage            3,707      (A)       10.84%     01/08        (A)

Scotchollow
    1st mortgage           29,541      236        8.50%     01/08       24,533
    2nd mortgage            7,595       (A)      10.84%     01/08        (A)


                        Principal      Monthly                         Principal
                         Balance At    Payment                          Balance
                        December 31,  Including   Interest Maturity     Due At
Property                   1997        Interest      Rate    Date      Maturity

The Bluffs
    1st mortgage         $  3,775        $30       8.50%     01/08       $3,135
    2nd mortgage            1,025        (A)      10.84%     01/08        (A)

Vista Village
    1st mortgage            3,368         27       8.50%     01/08        2,797
    2nd mortgage              915        (A)      10.84%     01/08        (A)

Chapelle Le Grande
    1st mortgage            3,253         26       8.50%     01/08        2,702
    2nd mortgage              884        (A)      10.84%     01/08        (A)

North Park
    1st mortgage            6,339         51       8.50%     01/08        5,264
      2nd mortgage          1,722        (A)      10.84%     01/08        (A)

Shadowood
    1st mortgage            2,283         18       8.50%     01/08        1,896
    2nd mortgage              620        (A)      10.84%     01/08        (A)

Towers of Westchester
    1st mortgage           12,286         98       8.50%     01/08       10,203
    2nd mortgage            3,337         (A)     10.84%     01/08        (A)



                      Principal      Monthly                         Principal
                       Balance At    Payment                          Balance
                      December 31,  Including Interest   Maturity     Due At
Property                 1997       Interest    Rate       Date      Maturity

Terrace Gardens
    1st mortgage       $  4,502      $  36      8.50%      01/08       $3,739
    2nd mortgage          1,223         (A)    10.84%      01/08        (A)

Watergate
    1st mortgage          2,938         23      8.50%      01/08        2,440
    2nd mortgage            798         (A)    10.84%      01/08        (A)

Forest Ridge
    1st mortgage          5,982         48      8.50%      01/08        4,968
    2nd mortgage          1,625         (A)    10.84%      01/08        (A)
                       $139,449       $878

(A) Payments are based on excess monthly cash flow, as defined, with any unpaid balance due at maturity.


Scheduled principal payments on mortgage loans payable subsequent to December 31, 1997, are as follows:


      1998         $  1,144
      1999            1,353
      2000            1,473
      2001            1,603
      2002            1,745
Thereafter          132,131
                  $ 139,449


Note E - Notes Payable

Assignment Note:

The Venture executed a $29,000,000 purchase money subordinated note (the "Assignment Note") payable to the VMS/Stout Venture in exchange for the assignment by the VMS/Stout Venture of its interest in the contract of sale to the Venture. The Assignment Note is collateralized by the pledge from Portfolio I and Portfolio II of their respective interests in the Venture.

On November 17, 1993, VMS Realty Partners assigned its 50% interest in the VMS/Stout Venture to the Partners Liquidating Trust which was established for the benefit of the former creditors of VMS Realty Partners and its affiliates.

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

Pursuant to the Plan, the allowed claim for the Assignment Note and related interest was $46,285,000; $3,475,000 of this amount was paid in October 1993, in accordance with the terms of the Plan. The Venture also executed a $4,000,000 promissory note payable dated September 1, 1993 to ContiTrade Services Corporation ("ContiTrade Note") with interest at 5% per annum. This note represented a prioritization of payment to ContiTrade and did not represent the assumption of any additional debt. The ContiTrade Note was to mature on January 15, 2000, and was collateralized by a Deed of Trust, Assignment of Rents and Security Agreement on each of the Venture's retained complexes. This note was paid with the December 29, 1997, refinancing (see "Note C").

The remaining $38,810,000 of the Assignment Note is non-interest bearing and is payable only after payment of debt of higher priority, including the senior and junior mortgage notes payable. Pursuant to SOP 90-7, the Assignment Note, the Long-Term Loan Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. At December 31, 1997, the carrying amount of the Assignment Note is $30,205,000, net of discount for imputed interest of $8,605,000. Interest expense is being recognized through the amortization of the discount which totaled approximately $3,618,000, $3,227,000 and $2,878,000 in 1997, 1996, and 1995, respectively.

Long-Term Loan Arrangement Fee Note:

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

Pursuant to the Plan, the entire $3,250,000 balance, including $250,000 in unpaid accrued interest which was rolled into principal, was granted as an allowed claim. None of this balance bears interest, and the balance is payable only after debt of a higher priority, including senior and junior mortgage loans.

Note F - Transactions With Affiliated Parties

The Venture has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. Effective December 12, 1997, MAERIL, a wholly-owned subsidiary of MAE GP Corporation ("MAE GP") and an affiliate of Insignia, became the Managing General Partner of the Partnerships, replacing VMSRIL. Effective February 25, 1998, MAERIL became a wholly-owned subsidiary of Insignia Properties Trust, which is an affiliate of Insignia. The following transactions have occurred between the Venture and the Managing General Partner, the Former Managing General Partner, and their affiliates during 1997, 1996, and 1995.

The Venture entered into agreements with affiliates of the Former Managing General Partner to provide asset management services at a fee equal to 1.5% (.5% to 1.5% for HUD properties) of monthly gross revenues. Subsequent to the February 22, 1991, bankruptcy filing, payment of these fees had been restricted by Bankruptcy Court approvals. Pursuant to the terms of the Venture's Plan, asset management fees of $1,734,100 for services rendered through September 30, 1993, were approved by the Bankruptcy Court as allowed claim payments. Fees of $950,000 were approved for immediate payment and were paid in 1993. In addition, payments of $82,000 and $116,000 were made in 1995 and 1994, respectively. The remaining prepetition portion of the allowed claim was paid during 1996 from cash received relating to the sale of Carlisle Square and Bellevue Towers. Effective October 1, 1993, the Venture entered into an asset management agreement with Insignia in conjunction with the implementation of the Plan (see "Note B").

Prepetition property management fees of $356,000 were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available partnership cash. During the year ended December 31, 1997, payments of approximately $336,000 were made. At December 31, 1997, the outstanding balance of $20,000 is included in other liabilities.

Property management services were performed by Insignia in 1997, 1996, and 1995 (see "Note B"). Affiliates of Insignia also have provided real estate advisory and asset management services to the Venture in 1997, 1996, and 1995. As advisory, such affiliates provide all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. Insignia received property management fees of approximately $1,013,000, $994,000, and $1,026,000 during 1997, 1996, and 1995, respectively. Asset management fees of approximately $441,000, $461,000, and $500,000 were paid to an affiliate of Insignia during 1997, 1996, and 1995, respectively. In addition, Insignia received $200,000 in each of the three years ended December 31, 1997, for reimbursement of out-of-pocket costs incurred in connection with the services it performed for the Venture.

Payment of reimbursable costs to a former affiliate during the bankruptcy proceedings was restricted to $25,000 per month pursuant to court-approved cash collateral orders. No such payments were made in 1994 and 1995; however $755,000 in prepetition reimbursable costs was approved for payment as part of the Plan. During 1996, these costs were reimbursed primarily from proceeds received from the sale of Carlisle Square and Bellevue Towers.

Under the terms of the Venture agreement, the Former Managing General Partner and its affiliates provided management and other services to the Venture through December 31, 1991. Pursuant to the Plan, a prepetition portion of fees totaling $583,000 was approved for payment from available partnership cash. Approximately $186,000 of this amount was paid during 1996 from proceeds received from the sale of Carlisle Square and Bellevue Towers. In December 1997, the remaining unpaid balance of approximately $397,000 was assigned to MF VMS, L.L.C., the note holder for the senior and junior notes.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the Plan. There were no property dispositions for which proceeds were received through December 31, 1997.

Note G - Subscription Notes And Accrued Interest Receivable

Portfolio I and Portfolio II executed promissory notes requiring cash contributions from the partners aggregating $136,800,000 to the capital of Portfolios I and II for 644 and 268 units, respectively. Of this amount, approximately $135,044,000 was contributed in cash through December 31, 1997, and $910,000 was deemed uncollectible and written-off prior to December 31, 1997. The following table represents the remaining Limited Partners' subscription notes principal balances and the related accrued interest receivable at December 31, 1997 (in thousands):


                                     Portfolio I       Portfolio II

Subscription notes receivable         $ 511              $ 335
Accrued interest receivable              65                 67
Total subscription notes and
 accrued interest receivable          $ 576              $ 402

All amounts outstanding at December 31, 1997, are considered past due and bear interest at the default rate of 18%. The subscription notes receivable and the related interest are not recognized until collection is assured.


Note H - Investment Properties and Accumulated Depreciation (in thousands)



                                         Initial Cost

                                             Buildings and    Costs Capitalized   Provision to
                                            Related Personal    Subsequent To      Reduce to
Description          Encumbrances   Land        Property         Acquisition       Fair Value
The Bluffs             $  4,800   $   193    $   3,667           $   446           $    --

Buena Vista               6,387       893        4,538               430                --

Casa De Monterey          5,289       869        6,136               790                --

Chapelle Le Grand         4,137       166        3,873               614                --

Crosswood Park            7,178       611        8,597             1,519            (2,000)

Forest Ridge              7,607       701        6,930             1,062                --

Mountain View             9,228     1,289        8,490             1,031                --

North Park                8,061       557        8,349             1,386                --

Pathfinder               17,356     3,040       11,698             1,701            (1,250)

Scotchollow              37,136     3,510       19,344             4,963                --

Shadowood                 2,903       209        3,393               626                --

Terrace Gardens           5,725       433        4,517               930                --

Towers Of Westchester    15,623       529       13,491             2,152                --

Vista Village             4,283       568        5,209               813                --

Watergate                 3,736       263        5,625             1,106                --

     TOTAL             $139,449   $13,831    $ 113,857           $19,569           $(3,250)


                       Gross Amount At Which Carried
                           At December 31, 1997

                                 Buildings
                                And Related
                                   Personal                 Accumulated       Year of      Date of         Depreciable
  Description           Land      Property      Total      Depreciation    Construction   Acquisition      Life-Years
The Bluffs              $193     $  4,113     $  4,306      $  2,438          1968           10/26/84       5-27.5

Bunea Vista              893        4,968        5,861         3,007          1972           10/26/84       5-27.5

Casa De Monterey        869         6,926        7,795        4,086          1970              10/26/84     5-27.5

Chapelle Le Grand       166         4,487        4,653        2,557          1972              12/05/84      5-27.5

Crosswood Park          471         8,256       8,727         4,612          1977              12/05/84      5-29

Forest Ridge            701         7,992       8,693         4,496          1974              10/26/84      5-27.5

Mountain View         1,289         9,521       10,810        5,120          1978              10/26/84      5-29

North Park              557         9,735       10,292        5,620          1968              11/14/84      5-27.5

Pathfinder            2,753        12,436       15,189        7,709          1971              10/26/84      5-27.5

Scotchollow           3,510        24,307      27,817        14,313          1973              10/26/84      5-27.5

Shadowood               209         4,019        4,228        2,326          1974              11/14/84      5-27.5

Terrace Gardens         433         5,447        5,880        2,984          1973              10/26/84      5-27.5

Towers Of
  Westchester           529        15,643       16,172        9,098          1971              10/26/84      5-27.5

Vista Village           568         6,022        6,590        3,299          1971              10/26/84      5-27.5

Watergate               263         6,731        6,994        3,746          1972              10/26/84      5-27.5

        TOTAL        $13,404     $130,603    $144,007       $75,411


The aggregate costs of the investment properties for Federal income tax purposes at December 31, 1997 and 1996, is approximately $160,565,000 and $157,577,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is approximately $115,792,000 and $109,473,000, respectively.

Reconciliation of Investment Properties and Accumulated Depreciation:


                                              1997         1996          1995
  Investment Properties
  Balance at beginning of year             $141,859     $155,440        $180,146
    Property improvements                     2,297        2,029          2,415
      and replacements
    Write-down of investment property            --       (1,850)        (3,257)
    Dispositions of property                   (149)     (13,760)       (23,864)
  Balance at end of Year                   $144,007     $141,859       $155,440

  Accumulated Depreciation
  Balance at beginning of year             $ 70,019     $ 72,219       $ 77,414
    Additions charged to expense              5,465        5,447          6,090
    Dispositions of property                    (73)      (7,647)       (11,285)
  Balance at end of Year                   $ 75,411     $ 70,019       $ 72,219


Note I - Sale of Investment Properties

The Venture sold two of the retained properties, Carlisle Square Apartments and Bellevue Towers Apartments, to an unaffiliated party on April 19, 1996, and April 30, 1996, respectively. The properties sold had a net book value of approximately $2,247,000 for Carlisle Square Apartments and approximately $1,541,000 for Bellevue Towers Apartments. The Venture received net proceeds from the sales of Carlisle Square and Bellevue Towers after payments of costs related to the sales of approximately $2,291,000 and $1,556,000, respectively. The total gains on the sale of Carlisle Square and Bellevue Towers were approximately $44,000 and $15,000, respectively, and are included in other income in the accompanying combined statements of operations. The gain has been allocated to the partners in accordance with the Limited Partnership Agreement. Of the combined proceeds, approximately $2,356,000 was used to pay down the mortgage note payable and $1,388,000, was used to repay advances from affiliates of the Former Managing General Partner.

Note J - Income Taxes

The following is a reconciliation of reported net income per the financial statements to the Federal taxable income to partners (in thousands):

                                           1997             1996            1995
Net income as reported                  $    606           $ 1,823         $15,626
  Depreciation and amortization
    differences                             (260)           (1,036)         (2,342)
  Prepaid rent                                16                --             (24)
  Accrued audit                               44                81            (125)
  Unapplied cash                             165              (179)             33
  Gain on refinancing                     (8,787)               --              --
  Gains on foreclosures and sales             --               793            (640)
  Mortgage interest expense                   --                --             (33)
  Write-down of fixed assets                 208             1,936           7,212
  Other                                       85              (230)          1,678
Federal taxable (loss) income            $(7,923)          $ 3,188         $21,385


The following is a reconciliation between the Venture's reported amounts and Federal tax basis of net assets and liabilities at December 31, 1997 (in thousands):


  Net liabilities as reported             $(144,660)
  Land and buildings                         16,558
  Accumulated depreciation                  (40,381)
  Syndication costs                          17,650
  Deferred gain                              42,225
  Other deferred costs                        9,601
  Other                                     (52,179)
  Notes payable                               4,882
  Subscription note receivable                1,853
  Mortgage payable                          (47,727)
  Accounts payable - affiliates               8,454
     Net liabilities - Federal tax basis  $(183,724)

Note K - Subsequent Event

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnerships.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Ernst & Young, LLP regarding the 1997, 1996, or 1995 audits of the Venture's financial statements.



                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnerships have no officers or directors. The managing general partner manages substantially all of the affairs and has general responsibility in all matters affecting the business of the Venture. Effective December 12, 1997, the managing general partner of each of the Partnerships was transferred from VMS Realty Investment, Ltd. ("VMSRIL") (formerly VMS Realty Partners) to MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), a wholly-owned subsidiary of MAE GP Corporation ("MAE GP") and an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged with Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus, the Managing General Partner is now a wholly-owned subsidiary of IPT.

The names of the directors and executive officers of the Managing General Partner, their ages and the nature of all positions with the Managing General Partner presently held by them are as follows:

           Name                   Age         Position

       Carroll D. Vinson            57       President and Director

       Robert D. Long, Jr.          30       Vice President and Chief
                                                Accounting Officer

       William H. Jarrard, Jr.      51       Vice President

       Daniel M. LeBey              32       Secretary

       Kelley M. Buechler           40       Assistant Secretary

Carroll D. Vinson has been President and Director of the Managing General Partner since December 12, 1997, and President of Metropolitan Asset Enhancement, L.P. ("MAE") and subsidiaries since August 1994. He has acted as Chief Operating Officer of IPT since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director - President during 1991.

Robert D. Long, Jr. has been Vice President and Chief Accounting Officer of the Managing General Partner since December 12, 1997. Mr. Long joined MAE in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

William H. Jarrard, Jr. has been Vice President of the Managing General Partner since December 12, 1997. He has acted as Senior Vice President of IPT since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Daniel M. LeBey has been Vice President and Secretary of the Managing General Partner since January 29, 1998, and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since December 12, 1997, and Assistant Secretary of Insignia since 1991.

No family relationships exist among any of the officers or directors of the Managing General Partner.

ITEM 11.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Venture to any officer or director of the Managing General Partner. The Venture has no plan, nor does the Venture presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, reimbursements and other payments have been made to the Venture's current and former managing general partners and their affiliates, as described in "Item 13. Certain Relationships and Related Transactions" below.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security ownership of certain beneficial owners.

No persons owns of record or is known by the Partnerships to own beneficially more than 5% of the outstanding Interests of either of the Partnerships as of December 31, 1997.

(b)  Security ownership of management.

No officers or directors of MAERIL or of Prudential-Bache Properties, Inc., the general partners of the Partnerships, own any Limited Partnership Interests in the Partnerships.

No general partners, officers or directors of the general partners of the Partnerships possess the right to acquire a beneficial ownership of Interests of either of the Partnerships.

(c)  Changes in Control

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnerships.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Venture has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. Effective December 12, 1997, MAERIL, a wholly-owned subsidiary of MAE GP and an affiliate of Insignia, became the Managing General Partner of the Partnerships. MAERIL replaced VMS Realty Investment, Ltd. (the "Former Managing General Partner"). Effective February 25, 1998, MAERIL became a wholly-owned subsidiary of IPT, which is an affiliate of Insignia. The following transactions have occurred between the Venture and the Managing General Partner, the Former Managing General Partner, and their affiliates during 1997, 1996, and 1995.

The Venture entered into agreements with affiliates of the Former Managing General Partner to provide asset management services at a fee equal to 1.5% (.5% to 1.5% for HUD properties) of monthly gross revenues. Subsequent to the February 22, 1991, bankruptcy filing, payment of these fees had been restricted by Bankruptcy Court approvals. Pursuant to the terms of the Venture's Plan, asset management fees of $1,734,100 for services rendered through September 30, 1993, were approved by the Bankruptcy Court as allowed claim payments. Fees of $950,000 were approved for immediate payment and were paid in 1993. In addition, payments of $82,000 and $116,000 were made in 1995 and 1994, respectively. The remaining prepetition portion of the allowed claim was paid during 1996 from cash received relating to the sale of Carlisle Square and Bellevue Towers. Effective October 1, 1993, the Venture entered into an asset management agreement with Insignia in conjunction with the implementation of the Plan.

Prepetition property management fees of $356,000 were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available partnership cash. During the year ended December 31, 1997, payments of approximately $336,000 were made. At December 31, 1997, the outstanding balance of $20,000 is included in other liabilities.

Property management services were performed by Insignia in 1997, 1996, and 1995. Affiliates of Insignia also have provided real estate advisory and asset management services to the Venture in 1997, 1996, and 1995. As advisory, such affiliates provide all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. Insignia received property management fees of approximately $1,013,000, $994,000, and $1,026,000 during 1997, 1996, and 1995, respectively.
Asset management fees of approximately $441,000, $461,000, and $500,000 were paid to an affiliate of Insignia during 1997, 1996, and 1995, respectively. In addition, Insignia received $200,000 in each of the three years ended December 31, 1997, for reimbursement of out-of-pocket costs incurred in connection with the services it performed for the Venture.

Payment of reimbursable costs to a former affiliate during the bankruptcy proceedings was restricted to $25,000 per month pursuant to court-approved cash collateral orders. No such payments were made in 1994 and 1995; however $755,000 in prepetition reimbursable costs was approved for payment as part of the Plan. During 1996, these costs were reimbursed primarily from proceeds received from the sale of Carlisle Square and Bellevue Towers.

Under the terms of the Venture agreement, the Former Managing General Partner and its affiliates provided management and other services to the Venture through December 31, 1991. Pursuant to the Plan, a prepetition portion of fees totaling $583,000 was approved for payment from available partnership cash. Approximately $186,000 of this amount was paid during 1996 from proceeds received from the sale of Carlisle Square and Bellevue Towers. In December 1997, the remaining unpaid balance of approximately $347,000 was assigned to MF VMS, L.L.C., the noteholder for the senior and junior notes.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the Plan. There were no property dispositions for which proceeds were received through December 31, 1997.



                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following combined financial statements of the Registrant are included in Item 8:

Combined Balance Sheets at December 31, 1997 and 1996.

Combined Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

Combined Statements of Changes in Partners' Deficit for the years ended December 31, 1997, 1996 and 1995.

Combined Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

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

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1997.

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

(10.1)Stipulation Regarding Entry of Agreed Final Judgment of Foreclosure and
      Order Relieving Receiver of Obligation to Operate Subject Property - Kendall Mall is incorporated by reference to the Form 10-QSB dated June 30, 1995.

(10.2)Form of Amended, Restated and Consolidated Senior Secured Promissory Note between the Venture and MF VMS, L.L.C. relating to each of the Venture's properties.

(10.3)Form of Amended, Restated and Consolidated Junior Secured Promissory Note between the Venture and MF VMS, L.L.C. relating to each of the Venture's properties.

  (27)Financial Data Schedule


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VMS NATIONAL PROPERTIES JOINT VENTURE
                                   (Registrant)

                                   VMS National Residential Portfolio I

                                   By:   MAERIL, Inc.
                                         Managing General Partner

Date:  March 31, 1998              By:   /s/Carroll D. Vinson
                                         Carroll D. Vinson
                                         President and Director

                                   VMS National Residential Portfolio II

                                   By:   MAERIL, Inc.
                                         Managing General Partner

Date:  March 31, 1998              By:   /s/Carroll D. Vinson
                                         Carroll D. Vinson
                                         President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/Carroll D. Vinson           President and Director      March 31, 1998
Carroll D. Vinson


/s/Robert D. Long, Jr.         Vice President and Chief    March 31, 1998
Robert D. Long, Jr.            Accounting Officer