Form 10-Q
period 1998-03-31
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 1998-05-14
CIK 789089

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


                 For the quarterly period ended March 31, 1998

                                      or

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

One Insignia Financial Plaza, P. O. Box 1089
       Greenville, South Carolina                                29602
  (Address of principal executive offices)                     (Zip Code)


                                 (864) 239-1000
              (Registrant's telephone number, including area code)

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

                            COMBINED BALANCE SHEETS
                                 (in thousands)


                                                  March 31,      December 31,
                                                     1998            1997
                                                 (Unaudited)        (Note)
Assets:
 Cash and cash equivalents                      $   1,125       $   2,510
 Receivables and deposits                           2,205           1,872
 Restricted escrows                                 2,195              86
 Other assets                                         266             478
 Investment properties:
    Land                                           13,404          13,404
    Buildings and personal property               130,879         130,603
    Less accumulated depreciation                 (76,626)        (75,411)
                                                   67,657          68,596

                                                $  73,448       $  73,542

Liabilities and Partners' Deficit
Liabilities
 Accounts payable                               $     288       $     369
 Tenant security deposit liabilities                1,112           1,105
 Accrued property taxes                               780             605
 Other liabilities                                    662             994
 Accrued interest                                   1,079              --
 Mortgage notes payable                           139,171         139,449
 Notes payable                                     34,426          33,455
 Deferred gain on extinguishment of debt           42,225          42,225

Partners' Deficit                                (146,295)       (144,660)
                                                $  73,448       $  73,542


Note: The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


            See Accompanying Notes to Combined Financial Statements

b)
                      VMS NATIONAL RESIDENTIAL PORTFOLIO I
                     VMS NATIONAL RESIDENTIAL PORTFOLIO II
                        (Illinois limited partnerships)
     VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

                       COMBINED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per interest data)


                                                          Three Months Ended
                                                              March 31,
                                                           1998       1997
Revenues:
  Rental income                                          $ 6,458   $ 5,987
  Other income                                               286       230
  Casualty gain                                              223        --
    Total revenues                                         6,967     6,217

Expenses:
  Operating                                                2,426     2,211
  General and administrative                                 198       229
  Depreciation                                             1,391     1,331
  Interest                                                 4,099     4,130
  Property taxes                                             414       417
  Loss on disposal of property                                77        --
     Total expenses                                        8,605     8,318

Net loss                                                 $(1,638)  $(2,101)

Net loss allocated to general partners (2%)              $   (33)  $   (42)
Net loss allocated to limited partners (98%)              (1,605)   (2,059)
                                                         $(1,638)  $(2,101)

Net loss per limited partnership interest:

    Portfolio I  (644 interests issued and outstanding)  $(1,761)  $(2,262)

    Portfolio II (267 and 268 interests issued and
      outstanding in 1998 and 1997, respectively)        $(1,764)  $(2,248)


            See Accompanying Notes to Combined Financial Statements


c)
                      VMS NATIONAL RESIDENTIAL PORTFOLIO I
                      VMS NATIONAL RESIDENTIAL PORTFOLIO II
                        (Illinois limited partnerships)
     VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

              COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                                 (in thousands)

                                            VMS National Residential Portfolio I
                                                     Limited Partners
                                  General    Accumulated   Subscription
                                  Partners     Deficit        Notes        Total       Total
Partners' deficit at
  December 31, 1997              $(3,347)   $ (97,932)     $   (511)    $ (98,443)  $(101,790)

Collections of subscription
  notes                               --           --             2             2           2

Net loss for the three months
  ended March 31, 1998               (23)      (1,134)           --        (1,134)     (1,157)

Partner's deficit at
  March 31, 1998                 $(3,370)   $ (99,066)     $   (509)    $ (99,575)  $(102,945)

                                            VMS National Residential Portfolio II
                                                     Limited Partners
                                  General    Accumulated   Subscription
                                  Partners     Deficit        Notes        Total       Total
Partners' deficit at
  December 31, 1997              $(1,401)   $ (41,134)     $   (335)    $ (41,469)  $ (42,870)

Collections of subscription
  notes                               --           --             1             1           1

Net loss for the three months
  ended March 31, 1998               (10)        (471)           --          (471)  $    (481)

Partner's deficit at
  March 31, 1998                 $(1,411)   $ (41,605)     $   (334)    $ (41,939)  $ (43,350)

Combined total                   $(4,781)   $(140,671)     $   (843)    $(141,514)  $(146,295)

            See Accompanying Notes to Combined Financial Statements

d)
                     VMS NATIONAL RESIDENTIAL PORTFOLIO I
                     VMS NATIONAL RESIDENTIAL PORTFOLIO II
                        (Illinois limited partnerships)
     VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

                       COMBINED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                        Three Months Ended
                                                             March 31,
                                                         1998         1997
Cash flows from operating activities:
  Net loss                                            $ (1,638)    $ (2,101)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                         1,391        1,331
    Amortization of discounts and loan costs               971          883
    Loss on disposal of property                            77           --
    Casualty gain                                         (223)          --
    Change in accounts:
      Receivables and deposits                             (29)      (1,028)
      Other assets                                         212          223
      Accounts payable                                     (81)         (96)
      Tenant security deposit liabilities                    7           --
      Accrued property taxes                               175          218
      Accrued interest                                   1,079        1,008
      Other liabilities                                   (636)         (42)

         Net cash provided by operating activities       1,305          396

Cash flows from investing activities:
  Property improvements and replacements                  (307)        (271)
  Net deposits to restricted escrows                    (2,109)          (5)

         Net cash used in investing activities          (2,416)        (276)

Cash flows from financing activities:
  Payments on mortgage loans payable                      (277)         (77)
  Payments received on subscription notes                    3            4

         Net cash used in financing activities            (274)         (73)

Net (decrease) increase in cash and cash equivalents    (1,385)          47
Cash and cash equivalents at beginning of period         2,510        1,788
Cash and cash equivalents at end of period            $  1,125     $  1,835

Supplemental disclosure of cash flow information:
  Cash paid for interest                              $  2,050     $  2,233

Supplemental disclosure of non-cash activity:

At March 31, 1998, in connection with a fire at Pathfinder Village Apartments, investment properties, receivables and deposits, and other liabilities were adjusted $223,000 $304,000 and $304,000, respectively, for non-cash activity.

            See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL RESIDENTIAL PORTFOLIO I
                     VMS NATIONAL RESIDENTIAL PORTFOLIO II
                        (Illinois Limited Partnerships)
       VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited combined financial statements of VMS National Properties Joint Venture (the "Venture") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the combined financial statements and footnotes thereto included in the Venture's annual report on Form 10-K for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

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

The Venture's Plan was confirmed by the Bankruptcy Court in March 1993 and became effective on September 30, 1993 (the "Effective Date"). During 1997, the Plan was modified in order to allow the Venture to refinance the debt encumbering it's properties. The bankruptcy plan was closed by the Bankruptcy Court on April 29, 1998.

The Primary aspects of the Venture's Plan of Reorganization included the following:

(a) The Venture retained 17 properties from the existing portfolio (the "retained properties"), and abandoned title of the remaining properties (the "non-retained properties") to the Federal Deposit Insurance Corporation (the "FDIC"). The retained properties consisted of one HUD property and sixteen non-HUD properties. Two of the seventeen retained properties were sold during the second quarter of 1996. All of the non-retained properties were foreclosed upon as of December 31, 1996.

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

All of the senior-lien debt was refinanced on December 29, 1997.

(c) As it pertained to the existing BH junior mortgages on the retained properties, the FDIC reduced its claim on two of the properties to $300,000 per property evidenced by a non-interest bearing note scheduled to mature January 15, 2000, and left in place liens for the full amount of its claims at the petition date for all other retained properties. Interest on the former FDIC loans for these retained properties accrued at 10% per annum on the FDIC value (total property value per the FDIC's June 1992 valuations less the property's senior lien indebtedness) commencing as of the first day of the month of the Effective Date and monthly payments of interest only at 7% per annum on the FDIC value will commence with the first monthly payment due thereafter. (The retained property governed by a HUD Regulatory Agreement made payments of interest only following the approval by HUD of the Surplus Cash calculation.) On October 28, 1995, the FDIC sold all of the debt it held related to the retained properties to BlackRock Capital Finance, L.P. The debt amounts and terms were not modified. On December 29, 1997, all of the junior mortgages were refinanced.

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

(e) The VMS/Stout Joint Venture (the "VMS/Stout Venture") was formed pursuant to an agreement dated August 18, 1984, which was amended and restated on October 4, 1984. VMS Realty Partners has a 50% interest and affiliates of the Seller (as defined below) have a 50% interest in the VMS/Stout Venture. The VMS/Stout Venture, the J.D. Stout Company ("Stout") and certain affiliates of Stout entered into a contract of sale dated August 18, 1984, which was amended on October 4, 1984. The contract provided for the sale by Stout and other owners (collectively the "Seller") of the 51 residential apartment complexes to the VMS/Stout Venture. The VMS/Stout Venture assigned its interest as purchaser to the Venture. During 1987, Stout assigned its interest in the VMS/Stout Joint Venture to ContiTrade Service Corporation ("ContiTrade"). On November 17, 1993, VMS Realty Partners assigned its interest in the VMS/Stout Joint Venture to the Partners Liquidating Trust. The VMS/Stout Joint Venture was granted an allowed claim in the amount of $49,535,000 for the Assignment and Long-Term Loan Arrangement Notes payable to them by the Venture. Payments totaling $3,475,000 in conjunction with this allowed claim were made to the nonaffiliated members of the VMS/Stout Joint Venture on October 7, 1993. The Venture also executed a $4,000,000 promissory note dated September 1, 1993, to ContiTrade Services Corporation (the "ContiTrade Note") in connection with these allowed note claims. The ContiTrade Note represents a prioritization of payments to ContiTrade of the first $4,000,000 in repayments made under the existing Assignment and Long-Term Loan Arrangement Notes payable to the VMS/Stout Joint Venture, and does not represent an additional $4,000,000 claim payable to ContiTrade. In addition to prioritizing ContiTrade's receipt of the first $4,000,000 of repayments on the old notes, the ContiTrade Note provides for 5% non-compounding interest on the outstanding principal balance calculated daily on the basis of a 360 day year. The ContiTrade Note was secured by a Deed of Trust, Assignment of Rents and Security Agreement on each of the Venture's retained properties, and provided ContiTrade with other approval rights as to the ongoing operations of the Venture's retained properties. The ContiTrade Note, which was scheduled to mature January 15, 2000, was paid off on December 29, 1997.

(f) The Venture entered into a Revised Restructured Amended and Restated Asset Management Agreement (the "Revised Asset Management Agreement") with Insignia Financial Group, Inc. ("Insignia"). Effective October 1, 1993, Insignia took over the asset management of the Venture's retained properties and partnership functions for the Venture. The Revised Asset Management Agreement provides for an annual compensation of $500,000 to be paid to Insignia in equal monthly installments. In addition, Insignia will receive reimbursement for all out-of-pocket costs incurred in connection with their services up to $200,000 per calendar year. These amounts are to be paid from the available operating cash flow of the Venture's retained complexes after the payment of operating expenses and priority reserve funding for insurance, real estate and personal property taxes, senior mortgage payments, minimum interest payment requirements on the former FDIC mortgages, and any debt service and principal payments currently due on any liens of encumbrances senior to the ContiTrade Deeds of Trust. If insufficient operating cash flow exists after the funding of these items, the balance of Insignia's fees and reimbursements may be paid from available partnership cash sources. Additionally, the asset management fee payable to Insignia will be reduced proportionately for each of the Venture's retained complexes which are sold or otherwise disposed of from time to time. Accordingly, the fee was reduced upon the disposition of Bellevue and Carlisle Square in 1996. The Venture engaged Insignia to commence property management of all of the Venture's retained complexes effective January 1, 1994.

The asset management agreement was again revised on December 30, 1997. Effective January 1, 1998, the agreement provided for an annual service fee of $300,000 to be paidto Insignia in monthly installments. In addition Insignia will receive reimbursement of a fixed amount of $100,000 per year for out-of-pocket costs incurred in connection with its services.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Venture has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. Effective December 12, 1997, MAERIL, a wholly-owned subsidiary of MAE GP Corporation ("MAE GP") and an affiliate of Insignia, became the Managing General Partner of VMS National Residential Portfolio I and VMS National Residential Portfolio II (the "Partnerships"), replacing VMSRIL. Effective February 25, 1998, MAERIL became a wholly-owned subsidiary of Insignia Properties Trust ("IPT"), which is an affiliate of Insignia.

Effective January 1, 1998, the Venture and Insignia agreed to amend the Asset Management Agreement to reduce the annual service fee to $300,000 per year, and to reduce the annual out of pocket cost reimbursements to $100,000.

The following transactions have occurred between the Venture and affiliates of the Managing General Partner during the three months ended March 31, 1998 (in thousands):


Property management fees (included in operating expenses)               $281
Service fees and reimbursement for services of affiliates
  (included in general and administrative and operating expenses)        125


On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Venture.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average occupancy rates for the three months ended March 31, 1998 and 1997, for the Partnership's properties are as follows:

                                             Average Occupancy
Property                                   1998             1997

Buena Vista Apartments
  Pasadena, CA                              99%              98%

Casa de Monterey
  Norwalk, CA                               93%              98%

Crosswood Park
  Citrus Heights, CA                        97%              95%

Mt. View Apartments
  San Dimas, CA                             96%              98%

Pathfinder
  Fremont, CA                               92%              97%

Scotchollow
  San Mateo, CA                             93%              99%

The Bluffs
  Milwaukie, OR                             97%              93%

Vista Village Apartments
  El Paso, TX                               92%              90%

Chapelle Le Grande
  Merrillville, IN                          94%              99%

North Park Apartments
  Evansville, IN                            96%              95%

Shadowood Apartments
  Monroe, LA                                94%              91%

The Towers of Westchester Park
  College Park, MD                          95%              94%

Terrace Gardens
  Omaha, NE                                 99%              92%

Watergate Apartments
  Little Rock, AR                           94%              93%

Forest Ridge Apartments
  Flagstaff, AZ                             93%              81%


The Managing General Partner attributes the occupancy fluctuations at the properties to the following: a decrease at Casa de Monterey due to rental rate increases and evictions of slow paying tenants; decrease at Pathfinder due to a fire which caused repairs to be made to one entire building during the quarter; decrease at Scotchollow due to rental rate increases, and lower interest rates enticing first time homebuyers; increase at The Bluffs due to limited rental increases; decrease at Chapelle Le Grande due to rental rate increases and home purchases in the area; increase at Shadowood Apartments due to improved market conditions; increase at Terrace Gardens due to increased curb appeal resulting from the completion of a siding replacement project; and an increase at Forest Ridge Apartments due to effective marketing and management. Despite the occupancy decreases at Pathfinder and Scotchollow, rental income increased at these properties as a result of rate increases.

The Venture realized a net loss of approximately $1,638,000 for the three months ended March 31, 1998, compared to a net loss of approximately $2,101,000 for the corresponding period of 1997. The decrease in net loss is primarily attributable to increased rental revenue of approximately $471,000 due to increased rental rates at most of the Venture's properties. Other income also increased primarily due to an increase in lease cancellation fees at Scotchollow Apartments due to early move outs of tenants purchasing homes. Additionally, the Venture recorded a casualty gain which resulted from the accrual of insurance proceeds received subsequent to March 31, 1998, in connection with a fire at Pathfinder Village. Partially offsetting the increase in rental revenue, other income, and the casualty gain was an increase in operating expense. Operating expenses increased primarily due to increased utilities at Casa De Monterrey, Pathfinder, Forest Ridge and Buena Vista. In addition, the Venture recorded a loss on disposal of property for the three months ended March 31, 1998. This loss resulted from the write-off of roofs that were not fully depreciated at the time of roof replacement projects at Chapelle Le Grande and Mountain View Apartments.

Included in operating expense for the three months ended March 31, 1998, is approximately $67,000 in major repairs and maintenance comprised primarily of exterior building repairs and exterior painting. Included in operating expense for the three months ended March 31, 1997, is approximately $57,000 in major repairs and maintenance comprised primarily of exterior building improvements and landscaping.

As part of the ongoing business plan of the Venture, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Venture from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General partner will be able to sustain such a plan.

At March 31, 1998, the Venture had cash and cash equivalents of approximately $1,125,000 compared to approximately $1,835,000 at March 31, 1997. The net decrease in cash and cash equivalents for the three months ended March 31, 1998, was approximately $1,385,000 compared to a net increase of approximately $47,000 for the corresponding period in 1997. Net cash provided by operating activities increased during the three months ended March 31, 1998, primarily due to a decrease in net loss, as discussed above, and a decrease in net cash used in receivables and deposits resulting from a decrease in tax and insurance escrows and operating reserves. Net cash used in investing activities increased, due to an increase in deposits to restricted escrows as required by the December 1997 refinancing. Net cash used in financing activities increased due to an increase in principal payments made on the mortgage notes.

On December 29, 1997, the Venture refinanced the mortgages encumbering all of its remaining 15 properties. The refinancing resulted in each property being encumbered by new senior and junior loans. The senior loans each have an interest rate of 8.5% per annum and require monthly payments of principal and interest based on a 25 year amortization period. Balloon payments of approximately $91,352,000 will be due at maturity. The junior loans, which totaled approximately $29,449,000, each have an interest rate of 10.84% per annum and require monthly payments based on excess monthly cash flow, as defined, for each property. All of the loans mature on January 1, 2008, and the senior loans include prepayment penalties if paid prior to January 1, 2007. The senior loans retained similar terms regarding note face amounts and agreed valuation amounts. These new senior loans are recorded at the agreed valuation amount of $110,000,000, which is less than the $152,225,000 face amount of the senior loans. If the Venture defaults on the new mortgage notes payable or is unable to pay the outstanding agreed valuation amounts upon maturity, then the note face amounts become due. Accordingly, the Partnership deferred recognition of a gain of $42,225,000, which is the difference between the refinanced note face amounts and the agreed valuation amounts. All the loans are cross-collateralized, but they are not cross-defaulted. At March 31, 1998, the outstanding balance of the senior and junior notes was approximately $109,773,000 and $29,396,000, respectively.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. No cash distributions were made by either of the Partnerships during the three months ended March 31, 1998, or during the three months ended March 31, 1997. Future cash distributions are subject to the order of distributions stipulated by the Venture's Plan of Reorganization. The source of future cash distributions is dependent upon cash generated by the Venture's properties and the cash generated through the sale or refinancing of those properties. No distributions are anticipated in 1998.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Venture to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Venture expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Venture's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)   Reports on Form 8-K: None filed during the quarter ended March 31, 1998.



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

                                   VMS NATIONAL PROPERTIES JOINT VENTURE
                                   (Registrant)

                                   VMS National Residential Portfolio I

                                   By:   MAERIL, Inc.
                                         Managing General Partner

Date:      May 14, 1998            By:   /s/Carroll D. Vinson
                                         Carroll D. Vinson
                                         President and Director


Date:      May 14, 1998            By:   /s/Robert D. Long, Jr.
                                         Robert D. Long, Jr.
                                         Vice President and Chief
                                         Accounting Officer


                                   VMS National Residential Portfolio II

                                   By:   MAERIL, Inc.
                                         Managing General Partner

Date:      May 14, 1998            By:   /s/Carroll D. Vinson
                                         Carroll D. Vinson
                                         President and Director


Date:      May 14, 1998            By:   /s/Robert D. Long, Jr.
                                         Robert D. Long, Jr.
                                         Vice President and Chief
                                         Accounting Officer