Form 10-Q
period 1998-06-30
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 1998-08-13
CIK 789089

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


                  For the quarterly period ended June 30, 1998

                                       or

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

                            COMBINED BALANCE SHEETS
                                 (in thousands)


                                           June 30,   December 31,
                                             1998         1997
                                          (Unaudited)    (Note)
Assets:
 Cash and cash equivalents                $   1,088   $   2,510
 Receivables and deposits                     2,025       1,872
 Restricted escrows                           2,429          86
 Other assets                                   206         478
 Investment properties:
    Land                                     13,404      13,404
    Buildings and personal property         131,584     130,603
    Less accumulated depreciation           (77,961)    (75,411)
                                             67,027      68,596

                                          $  72,775   $  73,542

Liabilities and Partners' Deficit
Liabilities
 Accounts payable                         $     521   $     369
 Tenant security deposit liabilities          1,122       1,105
 Accrued property taxes                         493         605
 Other liabilities                              713         994
 Accrued interest                             1,044          --
 Mortgage notes payable                     139,290     139,449
 Notes payable                               35,425      33,455
 Deferred gain on extinguishment of debt     42,225      42,225

Partners' Deficit                          (148,058)   (144,660)
                                          $  72,775   $  73,542

Note:The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

                       COMBINED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per interest data)


                                       Three Months Ended  Six Months Ended
                                             June 30,          June 30,
                                          1998     1997     1998     1997
Revenues:
  Rental income                         $ 6,606  $ 5,986  $13,064  $11,973
  Other income                              264      276      550      506
  Casualty gain                              --       --      223       --
    Total revenues                        6,870    6,262   13,837   12,479

Expenses:
  Operating                               2,495    2,497    4,921    4,708
  General and administrative                150      233      348      462
  Depreciation                            1,387    1,348    2,778    2,679
  Interest                                4,167    4,127    8,266    8,257
  Property taxes                            391      422      805      839
  Loss on disposal of property               49        8      126        8
     Total expenses                       8,639    8,635   17,244   16,953

Net loss                                $(1,769) $(2,373) $(3,407) $(4,474)

Net loss allocated to
  general partners (2%)                 $   (35) $   (47) $   (68) $   (89)
Net loss allocated to
  limited partners (98%)                 (1,734)  (2,326)  (3,339)  (4,385)

                                        $(1,769) $(2,373) $(3,407) $(4,474)

Net loss per limited
  partnership interest:

  Portfolio I (644 interests
    issued and outstanding)             $(1,902) $(2,549) $(3,663) $(4,811)

  Portfolio II (267 and 268
    interests issued and outstanding
    in 1998 and 1997, respectively)     $(1,906) $(2,554) $(3,670) $(4,802)

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

              COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                                 (in thousands)

                                         VMS National Residential Portfolio I
                                                   Limited Partners
                             General   Accumulated Subscription
                             Partners    Deficit      Notes       Total      Total
Partners' deficit at
  December 31, 1997         $  (3,347) $ (97,932)  $     (511)  $ (98,443) $(101,790)

Collections of subscription
  notes                            --         --            5           5          5

Net loss for the six months
  ended June 30, 1998             (48)    (2,359)          --      (2,359)    (2,407)

Partner's deficit at
  June 30, 1998             $  (3,395) $(100,291)  $     (506)  $(100,797) $(104,192)


                                         VMS National Residential Portfolio II
                                                   Limited Partners
                             General   Accumulated Subscription
                             Partners    Deficit      Notes       Total      Total
Partners' deficit at
  December 31, 1997         $(1,401)   $ (41,134)  $   (335)    $ (41,469) $ (42,870)

Collections of subscription
  Notes                          --           --          4             4          4

Net loss for the six months
  ended June 30, 1998           (20)        (980)        --          (980) $  (1,000)

Partner's deficit at
  June 30, 1998             $(1,421)   $ (42,114)  $   (331)    $ (42,445) $ (43,866)

Combined total              $(4,816)   $(142,405)  $   (837)    $(143,242) $(148,058)

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

                       COMBINED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                     Six Months Ended
                                                         June 30,
                                                      1998      1997
Cash flows from operating activities:
  Net loss                                          $ (3,407) $ (4,474)
  Adjustments to reconcile net loss to net
    Cash provided by operating activities:
    Depreciation                                       2,778     2,679
    Amortization of discounts and loan costs           1,970     1,792
    Loss on disposal of property                         126         8
    Casualty gain                                       (223)       --
    Change in accounts:
      Receivables and deposits                           146    (1,143)
      Other assets                                       272       366
      Accounts payable                                   152       (36)
      Tenant security deposit liabilities                 17       (12)
      Accrued property taxes                            (112)      (13)
      Accrued interest                                 1,768     1,369
      Other liabilities                                 (556)       69

         Net cash provided by operating activities     2,931       605

Cash flows from investing activities:
  Property improvements and replacements              (1,160)     (588)
  Net deposits to restricted escrows                  (2,343)       (9)
  Net insurance proceeds                                  24        --

         Net cash used in investing activities        (3,479)     (597)

Cash flows from financing activities:
  Payments on mortgage notes payable                    (883)     (157)
  Payments received on subscription notes                  9         7

         Net cash used in financing activities          (874)     (150)

Net decrease in cash and cash equivalents             (1,422)     (142)
Cash and cash equivalents at beginning of period       2,510     1,788
Cash and cash equivalents at end of period          $  1,088  $  1,646

Supplemental disclosure of cash flow information:
  Cash paid for interest                            $  4,528  $  5,085
Supplemental disclosure of non-cash activity:
  Accrued interest added to mortgage notes payable  $    724  $     --

   At June 30, 1998, in connection with a fire at Pathfinder Village Apartments, investment properties, receivables and deposits, and other liabilities were adjusted $175,000, $299,000, and $275,000, respectively, for non-cash activity.

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

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited combined financial statements of VMS National Properties Joint Venture (the "Venture") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the combined financial statements and footnotes thereto included in the Venture's annual report on Form 10-K for the fiscal year ended December 31, 1997.

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

(f) The Venture entered into a Revised Restructured Amended and Restated Asset Management Agreement (the "Revised Asset Management Agreement") with Insignia Financial Group, Inc. ("Insignia"). Effective October 1, 1993, Insignia took over the asset management of the Venture's retained properties and partnership functions for the Venture. The Revised Asset Management Agreement provided for an annual compensation of $500,000 to be paid to Insignia in equal monthly installments. In addition, Insignia received reimbursement for all out-of-pocket costs incurred in connection with their services up to $200,000 per calendar year. These amounts were paid from the available operating cash flow of the Venture's retained complexes after the payment of operating expenses and priority reserve funding for insurance, real estate and personal property taxes, senior mortgage payments, minimum interest payment requirements on the former FDIC mortgages, and any debt service and principal payments currently due on any liens of encumbrances senior to the ContiTrade Deeds of Trust. If insufficient operating cash flow exists after the funding of these items, the balance of Insignia's fees and reimbursements could be paid from available partnership cash sources. Additionally, the asset management fee payable to Insignia were reduced proportionately for each of the Venture's retained complexes which were sold or otherwise disposed of from time to time. Accordingly, the fee was reduced upon the disposition of Bellevue and Carlisle Square in 1996. The Venture engaged Insignia to commence property management of all of the Venture's retained complexes effective January 1, 1994.

The asset management agreement was again revised on December 30, 1997. Effective January 1, 1998, the agreement provided for an annual service fee of $300,000 to be paid to Insignia in monthly installments. In addition Insignia will receive reimbursement of a fixed amount of $100,000 per year for out-of-pocket costs incurred in connection with its services.

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

Effective January 1, 1998, the Venture and Insignia agreed to amend the Asset Management Agreement to reduce the annual service fee to $300,000 per year, and to reduce the annual out of pocket cost reimbursements to $100,000. These costs are paid throughout the year and are included in general and administrative expenses. In addition, bookkeeping reimbursements in the amount of approximately $73,000 and property management fees in the amount of approximately $558,000 (both included in operating expenses) were paid to an affiliate of the Managing General Partner during the six months ended June 30, 1998.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Venture.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average occupancy rates for the six months ended June 30, 1998 and 1997, for the Partnership's properties are as follows:

                                    Average Occupancy
Property                           1998          1997

Buena Vista Apartments
  Pasadena, CA                      99%           98%

Casa de Monterey
  Norwalk, CA                       94%           95%

Crosswood Park
  Citrus Heights, CA                96%           94%

Mt. View Apartments
  San Dimas, CA                     98%           98%

Pathfinder
  Fremont, CA                       91%           96%

Scotchollow
  San Mateo, CA                     94%           99%

The Bluffs
  Milwaukie, OR                     97%           95%

Vista Village Apartments
  El Paso, TX                       94%           91%

Chapelle Le Grande
  Merrillville, IN                  93%           98%

North Park Apartments
  Evansville, IN                    97%           96%

Shadowood Apartments
  Monroe, LA                        96%           90%

The Towers of Westchester Park
  College Park, MD                  96%           93%

Terrace Gardens
  Omaha, NE                         97%           94%

Watergate Apartments
  Little Rock, AR                   93%           93%

Forest Ridge Apartments
  Flagstaff, AZ                     90%           78%


The Managing General Partner attributes the occupancy fluctuations at the properties to the following: a decrease at Pathfinder due to a fire which caused repairs to be made to one entire building during 1998 and rental rate increases; decrease at Scotchollow due to rental rate increases and lower interest rates enticing first time homebuyers; decrease at Chapelle Le Grande due to home purchases in the area; an increase at Shadowood Apartments due to improved market conditions; and an increase at Forest Ridge Apartments due to effective marketing and management. Despite the occupancy decreases at Pathfinder and Scotchollow, rental income increased at these properties as a result of rate increases.

The Venture realized a net loss of approximately $3,407,000 for the six months ended June 30, 1998, compared to a net loss of approximately $4,474,000 for the corresponding period of 1997. For the three months ended June 30, 1998, the Venture realized net loss of approximately $1,769,000 compared to a net loss of approximately $2,373,000 for the three months ended June 30, 1997. The decrease in net loss for the three and six month periods ended June 30, 1998, is primarily attributable to increased rental revenue due to increased rental rates at most of the Venture's properties. Other income also increased during the six months ended June 30, 1998, primarily due to an increase in lease cancellation fees at Scotchollow Apartments due to early moveouts of first time homebuyers and an increase in cleaning and damage fees at Scotchollow Apartments and Pathfinder Apartments. Additionally, the Venture recorded a casualty gain that resulted from the accrual of insurance proceeds, in connection with a fire at Pathfinder Village. Also contributing to the decrease in net loss was a decrease in general and administrative expenses. The decrease in general and administrative expenses is primarily due to a decrease in asset management fees and reimbursements resulting from the revised Asset Management Agreement, which was effective January 1, 1998. Partially offsetting the increase in revenues and the decrease in general and administrative expenses during the six months ended June 30, 1998, was an increase in operating expenses and an increase in loss on disposal of property. Operating expenses for the six months ended June 30, 1998, increased primarily due to increased utilities at Forest Ridge, Pathfinder, Towers of Westchester, Vista Village and Casa De Monterrey. The loss on disposal of property resulted from the write-off of roofs that were not fully depreciated at the time of roof replacement projects at Chapelle Le Grande, Mountain View Apartments and Casa de Monterey during the six months ended of June 30, 1998. These losses were greater than a similar loss on disposal of property at Terrace Gardens during the corresponding period of 1997.

Included in operating expense for the six months ended June 30, 1998, is approximately $200,000 in major repairs and maintenance comprised primarily of exterior building repairs, exterior painting, and landscaping. Included in operating expense for the six months ended June 30, 1997, is approximately $233,000 in major repairs and maintenance comprised primarily of landscaping, parking lot repairs and exterior building repairs.

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

At June 30, 1998, the Venture had cash and cash equivalents of approximately $1,088,000 compared to approximately $1,646,000 at June 30, 1997. The net decrease in cash and cash equivalents for the six months ended June 30, 1998, was approximately $1,422,000 compared to a net decrease of approximately $142,000 for the corresponding period in 1997. Net cash provided by operating activities increased during the six months ended June 30, 1998, primarily due to a decrease in net loss, as discussed above, and a decrease in net cash used in receivables and deposits resulting from a decrease in tax and insurance escrows and operating reserves. Net cash used in investing activities increased primarily due to an increase in property improvements and replacements and an increase in net deposits to restricted escrows as required by the December 1997 refinancing. Net cash used in financing activities increased due to an increase of payments on the junior loans resulting from an increase in excess cash flow at several of the Partnership's investment properties.

On December 29, 1997, the Venture refinanced the mortgages encumbering all of its remaining 15 properties. The refinancing resulted in each property being encumbered by new senior and junior loans. The senior loans each have an interest rate of 8.5% per annum and require monthly payments of principal and interest based on a 25 year amortization period. Balloon payments of approximately $91,352,000 will be due at maturity. The junior loans, which totaled approximately $29,449,000, each have an interest rate of 10.84% per annum and require monthly payments based on excess monthly cash flow, as defined, for each property. All of the loans mature on January 1, 2008, and the senior loans include prepayment penalties if paid prior to January 1, 2007. The senior loans retained similar terms regarding note face amounts and agreed valuation amounts. These new senior loans are recorded at the agreed valuation amount of $110,000,000, which is less than the $152,225,000 face amount of the senior loans. If the Venture defaults on the new mortgage notes payable or is unable to pay the outstanding agreed valuation amounts upon maturity, then the note face amounts become due. Accordingly, the Partnership deferred recognition of a gain of $42,225,000, which is the difference between the refinanced note face amounts and the agreed valuation amounts. All the loans are cross-collateralized, but they are not cross-defaulted. At June 30, 1998, the outstanding balance of the senior and junior notes was approximately $109,517,000 and $29,773,000, respectively.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. No cash distributions were made by either of the Partnerships during the six months ended June 30, 1998, or during the six months ended June 30, 1997. Future cash distributions are subject to the order of distributions stipulated by the Venture's Plan of Reorganization. The source of future cash distributions is dependent upon cash generated by the Venture's properties and the cash generated through the sale or refinancing of those properties. No distributions are anticipated in 1998.

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

  b)      Reports on Form 8-K:

          None filed during the quarter ended June 30, 1998.



                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                VMS NATIONAL PROPERTIES JOINT VENTURE
                                (Registrant)

                                VMS National Residential Portfolio I

                                By:  MAERIL, Inc.
                                     Its Managing General Partner

Date:  August 13, 1998          By:  /s/Carroll D. Vinson
                                     Carroll D. Vinson
                                     President and Director



Date:  August 13, 1998          By:  /s/Robert D. Long, Jr.
                                     Robert D. Long, Jr.
                                     Vice President and Chief
                                     Accounting Officer


                                VMS National Residential Portfolio II

                                By:  MAERIL, Inc.
                                     Its Managing General Partner

Date:  August 13, 1998          By:  /s/Carroll D. Vinson
                                     Carroll D. Vinson
                                     President and Director


Date:  August 13, 1998          By:  /s/Robert D. Long, Jr.
                                     Robert D. Long, Jr.
                                     Vice President and Chief
                                     Accounting Officer