Form 10-Q
period 1998-09-30
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 1998-11-16
CIK 789089

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


               For the quarterly period ended September 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from.........to.........

                         Commission file number 0-14194



                            VMS NATIONAL PROPERTIES
             (Exact name of registrant as specified in its charter)



                 Illinois                                        36-3311347
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)

    55 Beattie Place, P. O. Box 1089
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

                            COMBINED BALANCE SHEETS
                                 (in thousands)


                                            September 30,  December 31,
                                                1998          1997
                                             (Unaudited)     (Note)
Assets:
 Cash and cash equivalents                  $   1,040     $   2,510
 Receivables and deposits                       1,913         1,872
 Restricted escrows                             2,434            86
 Other assets                                     414           478
 Investment properties:
    Land                                       13,404        13,404
    Buildings and personal property           132,445       130,603
    Less accumulated depreciation             (79,336)      (75,411)
                                               66,513        68,596

                                            $  72,314     $  73,542

Liabilities and Partners' Deficit
Liabilities
 Accounts payable                           $     463     $     369
 Tenant security deposit liabilities            1,139         1,105
 Accrued property taxes                           866           605
 Other liabilities                                482           994
 Accrued interest                               1,063            --
 Mortgage notes payable                       139,647       139,449
 Notes payable                                 36,454        33,455
 Deferred gain on extinguishment of debt       42,225        42,225

Partners' Deficit                            (150,025)     (144,660)
                                            $  72,314     $  73,542

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

                       COMBINED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per interest data)

                                       Three Months Ended  Nine Months Ended
                                         September 30,       September 30,
                                        1998      1997      1998      1997
Revenues:
  Rental income                       $ 6,691   $ 6,172   $19,755   $18,145
  Other income                            332       325       882       831
  Casualty gain                             7        --       230        --
    Total revenues                      7,030     6,497    20,867    18,976

Expenses:
  Operating                             2,598     2,711     7,519     7,419
  General and administrative              184       287       532       749
  Depreciation                          1,456     1,377     4,234     4,056
  Interest                              4,243     4,236    12,509    12,493
  Property taxes                          456       459     1,261     1,298
  Loss on disposal of property             62        11       188        19
     Total expenses                     8,999     9,081    26,243    26,034

Net loss                              $(1,969)  $(2,584)  $(5,376)  $(7,058)

Net loss allocated to
  general partners (2%)               $   (40)  $   (52)  $  (108)  $  (141)
Net loss allocated to

  limited partners (98%)               (1,929)   (2,532)   (5,268)   (6,917)

                                      $(1,969)  $(2,584)  $(5,376)  $(7,058)

Net loss per limited
  partnership interest:

  Portfolio I (644 interests
    issued and outstanding)           $(2,117)  $(2,776)  $(5,780)  $(7,587)

  Portfolio II (267 and 268
    interests issued and outstanding
    in 1998 and 1997, respectively)   $(2,120)  $(2,776)  $(5,790)  $(7,578)

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

              COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                                 (in thousands)

                                     VMS National Residential Portfolio I
                               General    Accumulated  Subscription
                               Partners      Deficit        Notes        Total       Total
Partners' deficit at
  December 31, 1997           $  (3,347)  $ (97,932)    $     (511)   $ (98,443)  $(101,790)
Collections of subscription
  notes                              --          --              5            5           5
Net loss for the nine months
  ended September 30, 1998          (76)     (3,722)            --       (3,722)     (3,798)
Partner's deficit at
  September 30, 1998          $  (3,423)  $(101,654)    $     (506)   $(102,160)  $(105,583)


                                                 VMS National Residential Portfolio II
                                                          Limited Partners
                                General    Accumulated  Subscription
                               Partners      Deficit        Notes        Total       Total
Partners' deficit at
  December 31, 1997           $(1,401)    $ (41,134)    $   (335)     $ (41,469)  $ (42,870)
Collections of subscription
  Notes                            --            --            6              6           6
Net loss for the nine months
  ended September 30, 1998        (32)       (1,546)          --         (1,546)  $  (1,578)
Partner's deficit at
  September 30, 1998          $(1,433)    $ (42,680)    $   (329)     $ (43,009)  $ (44,442)
Combined total                $(4,856)    $(144,334)    $   (835)     $(145,169)  $(150,025)

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

                       COMBINED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                        Nine Months Ended
                                                          September 30,
                                                        1998        1997
Cash flows from operating activities:
  Net loss                                           $ (5,376)   $ (7,058)
  Adjustments to reconcile net loss to net
    Cash provided by operating activities:
    Depreciation                                        4,234       4,056
    Amortization of discounts                           2,999       2,726
    Loss on disposal of property                          188          19
    Casualty gain                                        (230)         --
    Change in accounts:
      Receivables and deposits                            (41)     (1,027)
      Other assets                                         64        (123)
      Accounts payable                                     94         109
      Tenant security deposit liabilities                  34          30
      Accrued property taxes                              261         304
      Accrued interest                                  2,619       2,454
      Other liabilities                                  (512)        167

         Net cash provided by operating activities      4,334       1,657

Cash flows from investing activities:
  Property improvements and replacements               (2,438)     (1,307)
  Net deposits to restricted escrows                   (2,348)        (15)
  Net insurance proceeds                                  329          --

         Net cash used in investing activities         (4,457)     (1,322)

Cash flows from financing activities:
  Payments on mortgage notes payable                   (1,358)       (237)
  Payments on advances from affiliates                     --        (244)
  Payments received on subscription notes                  11          22

         Net cash used in financing activities         (1,347)       (459)

Net decrease in cash and cash equivalents              (1,470)       (124)
Cash and cash equivalents at beginning of period        2,510       1,788
Cash and cash equivalents at end of period           $  1,040    $  1,664

Supplemental disclosure of cash flow information:
  Cash paid for interest                             $  6,619    $  7,297
Supplemental disclosure of non-cash activity:
  Accrued interest added to mortgage notes payable   $  1,556    $     --

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

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited combined financial statements of VMS National Properties (the "Venture") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the combined financial statements and footnotes thereto included in the Venture's annual report on Form 10-K for the fiscal year ended December 31, 1997.

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

NOTE C - MORTGAGE NOTES REFINANCED

On December 29, 1997, the Venture refinanced the mortgages encumbering all of its remaining 15 properties. The refinancing resulted in each property being encumbered by new senior and junior loans. The senior loans each have an interest rate of 8.5% per annum and require monthly payments of principal and interest based on a 25 year amortization period. Balloon payments of approximately $91,352,000 will be due at maturity (January 1, 2008). The junior loans, which aggregate approximately $29,449,000, each have an interest rate of 10.84% per annum and require monthly payments based on excess monthly cash flow, as defined, for each property. The difference between the accrued amount of the stated rate and the actual payment is transferred to the outstanding principal. All of the loans mature on January 1, 2008, and the senior loans include prepayment penalties if paid prior to January 1, 2007. The senior loans retained similar terms for the previous indebtedness regarding note face amounts and agreed valuation amounts. These new senior loans are recorded at the agreed valuation amount of $110,000,000, which is less than the $152,225,000 face amount of the senior loans. If the Venture defaults on the new mortgage notes payable or is unable to pay the outstanding agreed valuation amounts upon maturity, then the note face amounts become due. Accordingly, the Venture deferred recognition of a gain of $42,225,000, which is the difference between the refinanced note face amounts and the agreed valuation amounts. All the loans are cross-collateralized, but they are not cross-defaulted. At September 30, 1998, the outstanding balance of the senior and junior notes was approximately $109,243,000 and $30,404,000, respectively.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Venture has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. Effective December 12, 1997, MAERIL became the Managing General Partner of VMS National Residential Portfolio I and VMS National Residential Portfolio II (the VMS "Partnerships"). Effective February 25, 1998, MAERIL became a wholly-owned subsidiary of Insignia Properties Trust ("IPT") (see "Note E" below).

Effective January 1, 1998, the Venture and the Managing General Partner agreed to amend the Asset Management Agreement to reduce the annual service fee payable to an affiliate of the Managing General Partner to $300,000 per year, and to reduce the annual out of pocket cost reimbursements to $100,000. These costs are paid throughout the year and are included in general and administrative expenses. In addition, bookkeeping reimbursements in the amount of
approximately  $108,000  and   property  management  fees   in  the  amount   of
approximately $838,000 (both included in operating expenses) were paid to an affiliate of the Managing General Partner during the nine months ended September 30, 1998.

NOTE E - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of IPT. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Venture.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average occupancy rates for the nine months ended September 30, 1998 and 1997, for the Venture's properties are as follows:

                                             Average Occupancy
Property                                   1998             1997

Buena Vista Apartments
  Pasadena, CA                             99%              99%

Casa de Monterey
  Norwalk, CA                              95%              94%

Crosswood Park
  Citrus Heights, CA                       95%              96%

Mt. View Apartments
  San Dimas, CA                            98%              98%

Pathfinder Village
  Fremont, CA                              91%              96%

Scotchollow
  San Mateo, CA                            95%              98%

The Bluffs
  Milwaukie, OR                            96%              95%

Vista Village Apartments
  El Paso, TX                              95%              92%

Chapelle Le Grande
  Merrillville, IN                         93%              97%

North Park Apartments
  Evansville, IN                           97%              96%

Shadowood Apartments
  Monroe, LA                               95%              92%

The Towers of Westchester Park
  College Park, MD                         97%              93%

Terrace Gardens
  Omaha, NE                                95%              94%

Watergate Apartments
  Little Rock, AR                          90%              94%

Forest Ridge Apartments
  Flagstaff, AZ                            89%              79%

The Managing General Partner attributes the occupancy fluctuations at the properties to the following: a decrease at Pathfinder Village due to a fire which caused repairs to be made to one entire building during 1998 and rental rate increases; decrease at Chapelle Le Grande due to home purchases in the area; an increase at The Towers of Westchester Park due to a stronger rental market and more aggressive marketing; a decrease at Watergate Apartments due to a more competitive market; and an increase at Forest Ridge Apartments due to effective marketing efforts.

The Venture realized a net loss of approximately $5,376,000 for the nine months ended September 30, 1998, compared to a net loss of approximately $7,058,000 for the corresponding period of 1997. For the three months ended September 30, 1998, the Venture realized a net loss of approximately $1,969,000 compared to a net loss of approximately $2,584,000 for the three months ended September 30, 1997. The decrease in net loss for the three and nine month periods ended September 30, 1998 is primarily attributable to increased rental income due to increased rental rates at all of the Venture's properties. Other income also increased during the nine months ended September 30, 1998 primarily due to an increase in lease cancellation fees and cleaning and damage fees at Scotchollow Apartments due to early moveouts of first time homebuyers and reimbursements for legal refinancing expense incurred in a prior year. Additionally, the Venture recorded a casualty gain in connection with a fire that damaged eight of the 246 units at Pathfinder Village. Also contributing to the decrease in net loss was a decrease in general and administrative expenses primarily due to a decrease in asset management fees and reimbursements resulting from the revised Asset Management Agreement, which was effective January 1, 1998. Partially offsetting the increase in revenues and the decrease in general and administrative expenses during the nine months ended September 30, 1998 was an increase in operating expenses and an increase in loss on disposal of property. Operating expenses for the nine months ended September 30, 1998 increased primarily due to increased utilities at Forest Ridge, Pathfinder Village, and Vista Village. For the three months ended September 30, 1998, operating expenses decreased primarily due to a decrease in repair and maintenance expenses. The loss on disposal of property resulted from the write-off of roofs that were not fully depreciated when replaced at Chapelle Le Grande, Pathfinder Village, Mountain View Apartments and Casa de Monterey during the nine months ended of September 30, 1998. These losses were greater than a similar loss on disposal of property at Terrace Gardens and Crosswood Park during the corresponding period of 1997.

Included in operating expense for the nine months ended September 30, 1998, is approximately $400,000 in major repairs and maintenance comprised primarily of exterior building repairs, exterior painting, and landscaping. Included in operating expense for the nine months ended September 30, 1997, is approximately $448,000 in major repairs and maintenance comprised primarily of landscaping, parking lot repairs and exterior building repairs, largely related to work at Watergate Apartments.

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

At September 30, 1998, the Venture had cash and cash equivalents of approximately $1,040,000 compared to approximately $1,664,000 at September 30, 1997. The net decrease in cash and cash equivalents for the nine months ended September 30, 1998, was approximately $1,470,000 compared to a net decrease of approximately $124,000 for the corresponding period in 1997. Net cash provided by operating activities increased during the nine months ended September 30, 1998, primarily due to a decrease in net loss, as discussed above, and a decrease in net cash used in receivables and deposits resulting from a decrease in tax and insurance escrows and operating reserves. Net cash used in investing activities increased primarily due to an increase in property improvements and replacements and an increase in net deposits to restricted escrows as required by the December 1997 refinancing. Net cash used in financing activities increased due to an increase of payments on the junior loans resulting from an increase in excess cash flow at several of the Venture's investment properties.

On December 29, 1997, the Venture refinanced the mortgages encumbering all of its remaining 15 properties. The refinancing resulted in each property being encumbered by new senior and junior loans. The senior loans each have an interest rate of 8.5% per annum and require monthly payments of principal and interest based on a 25 year amortization period. Balloon payments of approximately $91,352,000 will be due at maturity (January 1, 2008). The junior loans, which aggregate approximately $29,449,000, each have an interest rate of 10.84% per annum and require monthly payments based on excess monthly cash flow, as defined, for each property. The difference between the accrued amount of the stated rate and the actual payment is transferred to the outstanding principal. All of the loans mature on January 1, 2008, and the senior loans include prepayment penalties if paid prior to January 1, 2007. The senior loans retained similar terms as the previous indebtedness regarding note face amounts and agreed valuation amounts. These new senior loans are recorded at the agreed valuation amount of $110,000,000, which is less than the $152,225,000 face amount of the senior loans. If the Venture defaults on the new mortgage notes payable or is unable to pay the outstanding agreed valuation amounts upon maturity, then the note face amounts become due. Accordingly, the Venture deferred recognition of a gain of $42,225,000, which is the difference between the refinanced note face amounts and the agreed valuation amounts. All the loans are cross-collateralized, but they are not cross-defaulted. At September 30, 1998, the outstanding balance of the senior and junior notes was approximately $109,243,000 and $30,404,000, respectively.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Venture. Such assets are currently thought to be sufficient for any near-term needs of the Venture. The Managing General Partner is currently assessing the need for capital improvements at each of the Venture's properties. To the extent that additional capital improvements are required, the Venture's distributable cash flow, if any, may be adversely effected. No cash distributions were made by the Venture during the nine months ended September 30, 1998, or during the nine months ended September 30, 1997. Future cash distributions are subject to the order of distributions stipulated by the Venture's Plan of Reorganization. The source of future cash distributions is dependent upon cash generated by the Venture's properties and the cash generated through the sale or refinancing of those properties. There can be no assurance, however, that the Venture will generate sufficient funds from operations to permit distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the Managing General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Venture.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Venture is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Venture is relying on the Managing Agent to verify compliance with, the Venture has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Venture.

Risk Associated with the Year 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Managing General Partner is
not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Venture to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Venture expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Venture's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b) Reports on Form 8-K:

          None filed during the quarter ended September 30, 1998.



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

                                VMS NATIONAL PROPERTIES JOINT VENTURE
                                (Registrant)

                                VMS National Residential Portfolio I

                                By: MAERIL, Inc.
                                    Its Managing General Partner


Date:  November 16, 1998        By: /s/Patrick Foye
                                    Patrick Foye
                                    Executive Vice President


Date:  November 16, 1998        By: /s/Timothy R. Garrick
                                    Timothy R. Garrick
                                    Vice President - Accounting
                                    (Duly Authorized Officer)



                                VMS National Residential Portfolio II

                                By: MAERIL, Inc.
                                    Its Managing General Partner



Date:  November 16, 1998        By: /s/Patrick Foye
                                    Patrick Foye
                                    Executive Vice President


Date:  November 16, 1998        By: /s/Timothy R. Garrick
                                    Timothy R. Garrick
                                    Vice President - Accounting
                                    (Duly Authorized Officer)