Form 10-K
period 1998-12-31
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 1999-03-31
CIK 789089

FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

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

                        55 Beattie Place, P.O. Box 1089
                           Greenville, South Carolina
                    (Address of principal executive offices)

                                 (864) 239-1000



                           Issuer's telephone number

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

State issuer's revenues for its most recent fiscal year.    $27,956,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.
                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None





                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

VMS National Properties Joint Venture (the "Venture" or the "Registrant"), of which the general partners are VMS National Residential Portfolio I ("Portfolio I") and VMS National Residential Portfolio II ("Portfolio II"), was formed in September 1984. Collectively, Portfolio I and Portfolio II are referred to as the "Partnerships". The Partnerships are limited partnerships formed in September 1984, under the Uniform Limited Partnership Act of the State of Illinois. Effective December 12, 1997, the managing general partner of each of the Partnerships was transferred from VMS Realty Investment, Ltd. ("VMSRIL") (formerly VMS Realty Partners) to MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), a wholly-owned subsidiary of MAE GP Corporation ("MAE GP") and an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged with Insignia Properties Trust ("IPT"), which was an affiliate of Insignia. Effective October 1, 1998 and February 26, 1999, Insignia and IPT were respectively merged into Apartment Investment and Management Company ("AIMCO"). Thus, the Managing General Partner is now a wholly-owned subsidiary of AIMCO.

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




The Venture originally acquired 51 residential apartment complexes located throughout the United States. At December 31, 1998, 34 of the Venture's properties had been foreclosed and two had been sold. The Venture continues to own and operate the remaining 15 residential apartment complexes (See "Item 2. Description of Properties").

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

A further description of the Registrant's business is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in "Item 7" of this Form 10-K.

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. In addition to day-to-day management of the properties' operations, affiliates of the Managing General Partner also provide real estate advisory and asset management services to the Venture. As advisor, such affiliates provide all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing.



The real estate business in which the Registrant is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for apartments is local. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Registrant.

Both the income and expenses of operating the remaining properties owned by the Registrant are subject to factors outside of the Registrant's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Registrant.

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

As a result of financial difficulties, the Venture filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in the Central District of California on February 22, 1991 (see "Note C" of the combined financial statements included in "Item 8. Financial Statements and Supplemental Data"). This voluntary filing encompassed the Venture's non-HUD properties only. In March 1993, the substance of the Venture's Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court and a Confirmation Order was entered and the Plan became effective on September 30, 1993. During 1997, the Plan was modified in order to allow the Venture to refinance the debt encumbering its properties. The bankruptcy plan was closed by the Bankruptcy Court on April 29, 1998.

On December 29, 1997, the Venture refinanced the mortgages encumbering all of its remaining properties (see "Item 2. Description of Properties" for a further discussion).

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Registrant.

Segments

Segment data for the years ended December 31, 1998, 1997 and 1996 is included in "Item 8. Financial Statements and Supplementary Data - Note L" and is an integral part of the Form 10-K.

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




SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.






                               Gross

                              Carrying    Accumulated                            Federal

Property                       Value     Depreciation     Method       Rate     Tax Basis

                                  (in thousands)                                (in thousands)


Buena Vista                   $  5,885      $ 3,207    SL/200% DBL  5-27.5 yrs.  $ 1,578

Casa de Monterey                 7,928        4,371    SL/200% DBL  5-27.5 yrs.    2,196

Crosswood Park                   9,064        4,948    SL/150% DBL  5-29 yrs.      3,619

Mountain View                   10,795        5,401    SL/200% DBL  5-29 yrs.      2,988

Pathfinder                      15,737        8,030    SL/200% DBL  5-27.5 yrs.    6,276

Scotchollow                     28,439       15,353    SL/150% DBL  5-27.5 yrs.    8,436

The Bluffs                       4,336        2,610    SL/200% DBL  5-27.5 yrs.      886

Vista Village                    6,662        3,577        SL       5-27.5 yrs.    1,873

Chapelle Le Grande               4,802        2,748    SL/200% DBL  5-27.5 yrs.    1,205

North Park                      10,430        6,057    SL 200%/DBL  5-27.5 yrs.    2,498

Shadowood                        4,292        2,523        SL       5-27.5 yrs.    1,039

Towers of Westchester Park      16,309        9,796        SL       5-27.5 yrs.    3,539

Terrace Gardens                  6,099        3,254    SL/150% and  5-27.5 yrs.    1,900



                                                          200% DBL

Watergate                        7,070        4,049    SL/200% DBL  5-27.5 yrs.    1,787

Forest Ridge                     8,779        4,874    SL/150% and  5-27.5 yrs.    2,411

                                                          200% DBL

   Total                      $146,627      $80,798                              $42,231


See "Note A" to the combined financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Venture's depreciation policy.




SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's property.


                      Principal                                     Principal

                      Balance At                                     Balance

                     December 31,  Interest    Period   Maturity     Due At

Property                 1998        Rate    Amortized    Date      Maturity

                   (in thousands)                                 (in thousands)

Buena Vista

 1st mortgage         $  4,975       8.50%    25 years    01/08     $  4,171

2nd mortgage             1,332      10.84%      (A)       01/08        (A)


Casa de Monterey

 1st mortgage            4,119      8.50%     25 years    01/08        3,454

 2nd mortgage            1,235      10.84%      (A)       01/08        (A)


Crosswood Park



 1st mortgage            5,592      8.50%     25 years    01/08        4,688

 2nd mortgage            1,389      10.84%      (A)       01/08        (A)


Mountain View

 1st mortgage            7,188       8.50%    25 years    01/08        6,026

2nd mortgage             2,125      10.84%      (A)       01/08        (A)


Pathfinder

 1st mortgage           13,521      8.50%     25 years    01/08       11,336

 2nd mortgage            3,740      10.84%      (A)       01/08        (A)


Scotchollow

 1st mortgage           29,262      8.50%     25 years    01/08       24,533

 2nd mortgage            8,255      10.84%      (A)       01/08        (A)


The Bluffs

 1st mortgage            3,740       8.50%    25 years    01/08        3,135

 2nd mortgage            1,060      10.84%      (A)       01/08        (A)


Vista Village

 1st mortgage            3,336       8.50%    25 years    01/08        2,797

 2nd mortgage              995      10.84%      (A)       01/08        (A)


Chapelle Le Grande

 1st mortgage            3,219       8.50%    25 years    01/08        2,702

 2nd mortgage              968      10.84%      (A)       01/08        (A)








                            Principal                               Principal

                            Balance At                               Balance

                           December 31,Interest   Period  Maturity    Due At

Property                       1998      Rate   Amortized   Date     Maturity

                         (in thousands)                           (in thousands)


North Park

1st mortgage                  6,273      8.50%   25 years  01/08     $ 5,264

2nd mortgage                  1,803     10.84%     (A)     01/08        (A)


Shadowood

1st mortgage                  2,261      8.50%   25 years  01/08       1,896

2nd mortgage                    619     10.84%     (A)     01/08        (A)


Towers of Westchester Park

1st mortgage                 12,158      8.50%   25 years  01/08      10,203



2nd mortgage                  3,557     10.84%     (A)     01/08        (A)


Terrace Gardens

1st mortgage                  4,455      8.50%   25 years  01/08       3,739

2nd mortgage                  1,126     10.84%     (A)     01/08        (A)


Watergate

1st mortgage                  2,911      8.50%   25 years  01/08       2,440

2nd mortgage                    851     10.84%     (A)     01/08        (A)


Forest Ridge

1st mortgage                  5,926      8.50%   25 years  01/08       4,968

2nd mortgage                  1,741     10.84%     (A)     01/08        (A)


Total                      $139,732                                  $91,352



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

On December 29, 1997, the Venture refinanced the mortgages encumbering all of its remaining 15 properties. The refinancing resulted in each property being encumbered by new senior and junior loans. The senior loans each have an interest rate of 8.5% per annum and require monthly payments of principal and interest. The junior loans each have an interest rate of 10.84% per annum and the monthly payments are based on excess monthly cash flow for each property. All of the loans mature on January 1, 2008, and the senior loans include prepayment penalties if paid prior to January 1, 2007. The senior loans retained similar terms regarding note face amounts and agreed valuation amounts. These new loans were recorded at the agreed valuation amount of $110,000,000, which is less than the $152,225,000 face amount of the senior loans. If the Venture defaults on the new mortgage notes payable or is unable to pay the outstanding agreed valuation amounts upon maturity, then the note face amounts become due. Accordingly, the Venture deferred recognition of a gain of $42,225,000, which is the difference between the refinanced note face amounts and the agreed valuation amounts. All the loans are cross-collateralized but they are not cross-defaulted. As a result of the refinancing, the Venture recognized an extraordinary gain on extinguishment of debt of $10,303,000, of which $11,828,000 is the result of a decreased difference between the note face amounts and agreed valuation amounts for the refinanced mortgage notes as compared to the old indebtedness. This gain was partially offset by debt extinguishment costs of $41,000 and the write-off of discounts and loan costs on the old debt of $1,484,000.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for each property:


                                     Average Annual             Average

                                Rental Rates Per Unit            Occupancy

Property                          1998          1997         1998        1997

                                    (in thousands)


Buena Vista                     $12,326       $11,491         99%         99%

Casa de Monterey                  8,049         7,922         95%         94%

Crosswood Park                    9,050         8,543         96%         96%

Mountain View                    10,567         9,977         98%         98%

Pathfinder                       13,575        11,618         90%         96%

Scotchhollow                     14,819        12,467         95%         98%

The Bluffs                        6,883         6,642         96%         95%

Vista Village                     6,305         6,219         95%         92%

Chapelle Le Grande                8,231         7,945         93%         97%





North Park                        6,072         5,843         97%         96%

Shadowood                         6,349         6,156         95%         92%

Towers of Westchester Park       11,221        10,827         97%         91%

Terrace Gardens                   9,057         8,524         95%         94%

Watergate                         7,115         6,925         90%         95%

Forest Ridge                      7,390         7,274         89%         84%



The Managing General Partner attributes the occupancy fluctuations at the properties to the following: a decrease at Pathfinder Village due to a fire which caused repairs to be made to one entire building during 1998 and rental rate increases; decrease at Chapelle Le Grande due to increased home purchases in the area; an increase at The Towers of Westchester Park due to a stronger rental market and more aggressive marketing; a decrease at Watergate Apartments due to a more competitive market; and an increase at Forest Ridge Apartments due to effective marketing efforts.

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age.





Real estate taxes and effective rates in 1998 for each property were as follows:


                                               1998            1998

                                               Taxes           Rate

                                          (in thousands)


       Buena Vista                           $ 68            1.19%

       Casa de Monterey                        63            1.24%

       Crosswood Park                          84            1.03%

       Mountain View                          116            1.20%

       Pathfinder                             215            1.47%

       Scotchollow                            334            1.27%

       The Bluffs                              62            1.14%

       Vista Village                          107            2.95%

       Chapelle Le Grande                      50           12.12%

       North Park                             155           10.49%

       Shadowood                               31           12.30%

       Towers of Westchester Park             203            3.71%






       Terrace Gardens                         83            2.40%

       Watergate                               54            6.39%

       Forest Ridge                            88            1.00%


CAPITAL IMPROVEMENTS:

North Park Apartments paid approximately $138,000 in capital improvements for the year ended December 31, 1998. This consisted primarily of carpet replacements, HVAC condensing unit replacements, building improvements and lighting improvements. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $129,000 of capital improvements over the near term. The Venture has budgeted capital improvements of approximately $85,000 for 1999 at this property consisting primarily of electrical upgrades, balconies and driveway and parking lot repairs.

Chapelle Le Grande Apartments paid approximately $178,000 in capital improvements for the year ended December 31, 1998. This consisted primarily of roof replacements, building improvements, carpet replacements, balcony replacements, land improvements and HVAC condensing units. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $122,000 of capital improvements over the near term. The Venture has budgeted capital improvements of approximately $32,000 for 1999 at this property consisting primarily of roofing, siding/trim/facia/soffits, driveway and parking lot repairs, landscaping and irrigation.

Terrace Garden Townhouses paid approximately $219,000 in capital improvements for the year ended December 31, 1998. This consisted primarily of balcony replacements, carpet replacements, parking lot repairs, replacement siding, carpet replacement and building improvements. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $370,000 of capital improvements over the near term. The Venture has budgeted capital improvements of approximately $38,000 for 1999 at this property consisting primarily of roofing, gutters and downspouts, HVAC, siding/trim/facia/soffits, exterior painting, balconies, driveway and parking lot repairs, landscaping and irrigation.

Forest Ridge Apartments paid approximately $86,000 in capital improvements for the year ended December 31, 1998. This consisted primarily of HVAC condensing units, carpet replacements, new water heaters, refrigerators and new vinyl flooring. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $284,000 of capital improvements over the near term. The Venture has budgeted capital improvements of approximately $83,000 for 1999 at this property consisting primarily of gutters and downspouts, exterior painting, driveway and parking lot repairs, exterior lighting, and landscaping and irrigation.





Scotchollow Apartments paid approximately $624,000 in capital improvements for the year ended December 31, 1998. This consisted primarily of roof replacements, carpet replacements, parking lot repairs, perimeter fencing and balcony replacements. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $382,000 of capital improvements over the near term. The Venture has budgeted capital improvements of approximately $125,000 for 1999 at this property consisting primarily of balconies, driveway and parking lot repairs, exterior lighting, landscaping and irrigation, and termite protection.

Pathfinder Village Apartments paid approximately $898,000 in capital improvements for the year ended December 31, 1998. This consisted primarily of roof replacements and carpet replacements. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $591,000 of capital improvements over the near term. The Venture has budgeted capital improvements of approximately $74,000 for 1999 at this property consisting primarily of roofing, electrical upgrades, siding/trim/facia/soffits, exterior painting, stairwells, balconies, driveway and parking lot repairs, landscaping and irrigation, and termite protection.

Buena Vista Apartments paid approximately $23,000 in capital improvements for the year ended December 31, 1998. This consisted primarily of carpet replacements, stove replacements, and land improvements. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $102,000 of capital improvements over the near term. The Venture has budgeted capital improvements of approximately $28,000 for 1999 at this property consisting primarily of carpet and vinyl replacements and swimming pool repairs.

Mountain View Apartments paid approximately $154,000 in capital improvements for the year ended December 31, 1998. This consisted primarily of roof replacement and carpet and vinyl replacement. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $149,000 of capital improvements over the near term. The Venture has budgeted capital improvements of approximately $50,000 for 1999 at this property consisting primarily of carpet and vinyl replacements, land improvements and outdoor furniture.

Crosswood Park Apartments paid approximately $337,000 in capital improvements for the year ended December 31, 1998. This consisted primarily of roof replacement, handicap renovations and carpet and vinyl replacements. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $129,000 of capital improvements over the near term. The Venture has budgeted capital improvements of approximately $54,000 for 1999 at this property consisting primarily of siding/trim/soffits, exterior painting, stairwells, and balconies.






Casa De Monterey Apartments paid approximately $179,000 in capital improvements for the year ended December 31, 1998. This consisted primarily of roof replacement and carpet and vinyl replacements. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $106,000 of capital improvements over the near term. The Venture has budgeted capital improvements of approximately $43,000 for 1999 at this property consisting primarily of carpet and vinyl replacements.

The Bluffs Apartments paid approximately $29,000 in capital improvements for the year ended December 31, 1998. This consisted primarily of carpet and vinyl replacements and signage. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $75,000 of capital improvements over the near term. The Venture has budgeted capital improvements of approximately $41,000 for 1999 at this property consisting primarily of carpet and vinyl replacements, parking lot repairs, building improvements and signage.

Watergate Apartments paid approximately $76,000 in capital improvements for the year ended December 31, 1998. This consisted primarily of carpet replacements, roof replacements and water heater replacement. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $211,000 of capital improvements over the near term. The Venture has budgeted capital improvements of approximately $42,000 for 1999 at this property consisting primarily of roofing, electrical upgrades, landscaping and irrigation.

Shadowood Apartments paid approximately $64,000 in capital improvements for the year ended December 31, 1998. This consisted primarily of carpet replacements, HVAC condensing units and outdoor furniture. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $435,000 of capital improvements over the near term. The Venture has budgeted capital improvements of approximately $36,000 for 1999 at this property consisting primarily of gutters and downspouts, HVAC, siding/trim/facia/soffits, exterior painting, balconies, driveway and parking lot repairs, landscaping and irrigation, fences, and pool repairs.

Vista Village Apartments paid approximately $73,000 in capital improvements for the year ended December 31, 1998. This consisted primarily of carpet replacements, HVAC condensing units, refrigerator replacements and swimming pool repairs. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $326,000 of capital improvements over the near term. The Venture has budgeted capital improvements of approximately $66,000 for 1999 at this property consisting primarily of roofing, HVAC, electrical upgrades, driveway and parking lot repairs, exterior lighting, landscaping and irrigation, termite protection, and life support systems.






Tower of Westchester Apartments paid approximately $138,000 in capital improvements for the year ended December 31, 1998. This consisted primarily of carpet replacements, HVAC condensing units, refrigerator replacements, clubhouse renovations and other building improvements. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $681,000 of capital improvements over the near term. The Venture has budgeted capital improvements of approximately $91,000 for 1999 at this property consisting primarily of carpet replacements, cabinet replacements and appliance replacements.

Budgeted capital improvements which total approximately $888,000 for the Venture are expected to be funded from each of the property's replacement reserves. In conjunction with the December, 1997 refinancing of the mortgages encumbering all of the properties, the second mortgage note holder limits the funding of capital improvements to $300.00 per unit per annum. As a result, the capital improvement budgets for each of the Venture's properties have been prepared in accordance with the maximum limits permitted by the second mortgage notes.

ITEM 3.   LEGAL PROCEEDINGS

The Venture is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnerships did not vote on any matter during the quarter ended December 31, 1998.





                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

From the period October 26, 1984, through June 16, 1985, Portfolio I and Portfolio II sold a total of 912 Limited Partnership Interests at a price of $150,000 per Limited Partnership Interest, for a total of $136,800,000. As of December 31, 1998, there were 823 holders of record of Portfolio I and 332 holders of record of Portfolio II, owning a total of 644 and 267 units, respectively. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. During 1997, the number of Limited Partnership Units in Portfolio II decreased by 1 unit from 268 to 267 units due to a limited partner abandoning his/her unit. In abandoning his or her Limited Partnership Unit, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

There were no cash distributions to the partners of either of the Partnerships for the years ended December 31, 1998, 1997, and 1996. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions; future cash distributions are, however, subject to the order of distributions as stipulated by the Venture's Plan of Reorganization. The source of future distributions will depend upon the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnerships' distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnerships will generate sufficient funds from operations, after required capital expenditures and the order of distributions as stipulated by the Venture's Plan of Reorganization, to permit any distributions to partners in 1999 or subsequent periods.




ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER INTEREST DATA):






                                   1998        1997         1996          1995         1994


Total revenues from rental

 operations                    $ 27,956    $ 25,577      $ 25,001      $ 27,874     $  30,012


Extraordinary item-gain on

extinguishment of debt         $     --    $ 10,303 (B)  $ 14,095(A)   $ 34,598(A)  $  27,418(A)


Net (loss) income              $ (6,958)   $    606      $  1,823     $  15,626     $   2,890


Net (loss) income per

limited partnership

Portfolio I -

644 interests                  $ (7,483)   $    654      $  1,961(A)  $  16,791(A)  $   3,105(A)

Portfolio II -

267 interests                  $ (7,493)   $    646 (C)  $  1,953(A)  $  16,791(A)  $   3,111(A)


Tax (loss) income              $ (6,792)   $ (7,923)     $  3,188     $  21,385     $  14,412








Tax (loss) income per Limited

limited partnership

Portfolio I -

644 interests                  $ (7,306)   $ (8,514)     $  3,426     $  23,448     $  15,801


Portfolio II -

 267 interests                 $ (7,306)   $ (8,514) (C) $  3,426     $  23,448     $  15,807


Total assets                   $ 71,937    $ 73,542      $ 76,779     $  88,440     $ 111,232


Mortgage loans and notes       $177,190    $172,904      $153,066     $ 158,733     $ 178,061


A) During 1994, 1995 and 1996 respectively, four, five and two of the Ventures nonretained properties were foreclosed. As a result of these events, the Venture recognized extraordinary gains on the extinguishment of the related debt. As of December 31, 1996, all of the nonretained properties have been foreclosed.

B) During 1997, all of the Ventures' properties were refinanced. As a result, the Venture recognized an extraordinary gain on the extinguishment of debt.

C) During 1997, one Partnership interest was abandoned. In abandoning Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the Limited Partner will still be allocated his or her share of the income or loss for that year.

The above selected financial data should be read in conjunction with the combined financial statements and the related notes.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the combined financial statements and other items contained elsewhere in this report.

Results from Operations

1998 Compared with 1997

The Venture recorded a net loss for the year ended December 31, 1998 of $6,958,000 as compared to net income of $606,000 for the year ended December 31, 1997. (See "Note K" of the financial statements for a reconciliation of these amounts to the Registrant's federal taxable income (loss)). The decrease in net income is primarily attributable to an extraordinary gain on extinguishment of debt related to the refinancing of the Venture's properties on December 29, 1997. Net loss before the extraordinary gain on extinguishment of debt was $6,958,000 and $9,697,000 for the years ended December 31, 1998 and 1997, respectively. The decrease in net loss before the extraordinary gain is primarily attributable to an increase in total revenues as well as a slight decrease in total expenses. The increase in total revenues is due primarily to an increase in rental income and to a lesser extent an increase in other income and the recognition of a casualty gain. Rental income increased mainly due to an increase in average annual rental rates at all fifteen of the Venture's investment properties. In addition, occupancy at eight of the investment properties increased for 1998; occupancy at three other properties remained the same while the four remaining properties experienced decreases. Other income increased primarily due to an increase in corporate units at Shadowood Apartments. The Venture also recorded a casualty gain of $279,000 in connection with a fire that damaged eight of the 246 units at Pathfinder Village.

Total expenses decreased due to reductions in operating, general and administrative, interest and property tax expenses, which more than offset the increase in depreciation and the loss on disposal of property. Operating expenses decreased primarily due to the completion of a major landscaping project at Watergate Apartments and exterior building improvements at Terrace Gardens, Forest Ridge and Scotch Hollow in 1997. Also contributing to the reduction in operating expense was a decrease in hazard insurance expense at all of the Venture's investment properties. Finally, the cost of contract garbage removal services decreased at Scotch Hollow and Pathfinder. The decrease in general and administrative expenses is primarily due to a decrease in asset management fees and reimbursements resulting from the revised Asset Management Agreement, which was effective January 1, 1998. Interest expense decreased due to the 1997 refinancing of the Ventures senior loans to a lower interest rate.





The decrease in property taxes is primarily the result of reduced assessments at Casa de Monterey, Crosswood Park, Chapelle Le Grande and North Park.

Depreciation expense increased as the result of depreciation taken on property improvements and replacements for 1998. The loss on disposal of property resulted from the write-off of roofs that were not fully depreciated when replaced at Chapelle Le Grande, Pathfinder Village, Mountain View Apartments and Casa de Monterey during 1998.

Included in general and administrative expenses at both December 31, 1998 and 1997 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Venture. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

1997 Compared with 1996

The Venture realized net income of approximately $606,000 for the year ended December 31, 1997, compared to approximately $1,823,000 for the year ended December 31, 1996. Included in net income for the year ended December 31, 1997, is approximately $10,303,000 of extraordinary gain on extinguishment of debt related to the refinancing of the Venture's properties on December 29, 1997. Included in net income for the year ended December 31, 1996, is an extraordinary gain on extinguishment of debt of approximately $14,095,000 resulting from the foreclosures of two properties during 1996. Loss before extraordinary gain on extinguishment of debt was approximately $9,697,000 for 1997 compared to
approximately $12,272,000 for 1996.   The decrease in loss before extraordinary
items is primarily attributable to the write-down of investment properties and the foreclosures of Weatheridge and Sierra Gardens during 1996, which caused a reduction in expenses during 1997. Loss before extraordinary items for Weatheridge and Sierra Gardens was approximately $2,480,000 in 1996. Included in this loss were write-downs of investment properties of approximately $1,850,000 to adjust the properties to their estimated fair market value. Included in other income in 1996 was approximately $59,000 in gains from the sales of Carlisle Square and Bellevue Towers.

With respect to the remaining properties, the loss before extraordinary items decreased by approximately $173,000. The decrease is primarily attributable to increased revenues and decreased expenses. Revenues increased due to increases in rental revenue of approximately $1,500,000 due to increased rental rates at all of the Venture's properties. Expenses decreased due to decreases in general and administrative expense, operating expense and property taxes, which were offset by increases in depreciation and interest expense. General and administrative expenses decreased as a result of decreases in professional and asset management fees. Operating expenses decreased primarily as a result of a decrease in leasing costs in an effort to increase occupancy and rental revenue at the properties. Interest expense increased as a result of increasing accrued interest balances causing compounded interest on the unpaid balances to increase.

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



Liquidity and Capital Resources

At December 31, 1998, the Venture had cash and cash equivalents of approximately $931,000 as compared to approximately $2,510,000 at December 31, 1997. The decrease in cash and cash equivalents is due to $5,348,000 of cash used in investing activities and $1,776,000 used in financing activities, offset by $5,545,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender, which is partially offset by net insurance proceeds received from the fire at Pathfinder Village. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Venture's properties slightly offset by payments received on subscription notes. The Venture invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Venture and to comply with Federal, state, and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Venture. The Registrant has budgeted approximately $888,000 in capital improvements for all of the Registrant's properties in 1999. The capital expenditures will be incurred only if cash is available from operations or from the Registrant's reserves. To the extent that such budgeted capital improvements are completed, and the requirement to remit operating cash flow as payment on the junior loans of the Registrant's properties, distributable cash flow, if any, may be adversely affected at least in the short term.





On December 29, 1997, the Venture refinanced the mortgages encumbering all of its remaining 15 properties. The refinancing resulted in each property being encumbered by new senior and junior loans. The senior loans all have an interest rate of 8.5% per annum and require monthly payment of principal and interest. The junior loans all have an interest rate of 10.84% per annum and the monthly payments are based on excess monthly cash flow for each property. All of the loans mature on January 1, 2008. The senior loans are recorded at the agreed valuation amount of $110,000,000, which is less than the $152,225,000 face amount of the senior loans. In accordance with the terms of the notes, if the related junior note is prepaid and the outstanding agreed valuation amount of the senior note is paid between January 1, 2007 and January 1, 2008, the notes will be discharged without further liability. All of the loans are cross-collateralized, but they are not cross-defaulted. As a result of the refinancing, the Venture recognized an extraordinary gain on extinguishment of debt of $10,303,000 during 1997. The extraordinary gain is the result of the recognition of $11,828,000 of the deferred gain on extinguishment of debt, which was reduced by debt extinguishment costs of $41,000 and the write-off of discounts and loan costs on the old debt of $1,484,000. The reduction in the deferred gain on extinguishment of debt results from the reduction of the difference between the aggregate note face amounts and the aggregate agreed valuation amounts. Under the terms of the old notes, the aggregate note face amounts exceeded the aggregate valuation amounts by $54,053,000. Under the terms of the new notes, the aggregate note face amounts exceed the aggregate agreed valuation amounts by $42,225,000.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Registrant's senior loans encumbering all of its properties total approximately $108,938,000 and are being amortized over 25 years, with a balloon payment of $91,352,000 due January 2008. The Registrant's junior loans, which also mature January 2008, total approximately $30,794,000 and require monthly payments based upon monthly excess cash flow for each property. The Managing General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Venture will risk losing such properties through foreclosure.

There were no cash distributions to the partners of either of the Partnerships for the years ended December 31, 1998, 1997, and 1996. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions; future cash distributions are, however, subject to the order of distributions as stipulated by the Venture's Plan of Reorganization. The source of future distributions will depend upon the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnerships' distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnerships will generate sufficient funds from operations, after required capital expenditures and the order of distributions as stipulated by the Venture's Plan of Reorganization, to permit any distributions to partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Venture is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Venture.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:




During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.





The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.


The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Venture does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Venture is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Venture's results of operations, liquidity, or capital resources. However, the Venture has no means of ensuring that external agents will be Year 2000 compliant.





The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Venture. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Venture's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Venture could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.

ITEM 7A.  MARKET RISK FACTORS

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at December 31, 1998, a 1% increase or decrease in market interest rates would not have a material impact on the Venture.





The following table summarizes the Venture's debt obligations at December 31, 1998. The interest rates are weighted-average rates. The fair value of the debt obligations approximate the recorded value as of December 31, 1998.


                                    Weighted-average
                      Principal       Interest Rate
                   (in thousands)
      1999          $   1,211            10.84%
      2000              1,293            10.84%
      2001              1,436            10.84%
      2002              1,565            10.84%
      2003              1,705            10.84%
   Thereafter         132,522             9.05%
      Total         $ 139,732



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


LIST OF COMBINED FINANCIAL STATEMENTS


 Report of Independent Auditors

 Combined Balance Sheets - Years ended December 31, 1998 and 1997

 Combined Statements of Operations - Years ended December 31, 1998, 1997, and
     1996

 Combined Statements of Changes in Partners' Deficit - Years ended December 31,
     1998, 1997, and 1996

 Combined Statements of Cash Flows - Years ended December 31, 1998, 1997, and
     1996

 Notes to Combined Financial Statements











               Report of Ernst & Young LLP, Independent Auditors


The Partners
VMS National Residential Portfolio I and
VMS National Residential Portfolio II

We have audited the accompanying combined balance sheets of VMS National Residential Portfolio I (an Illinois Limited Partnership), VMS National Residential Portfolio II (an Illinois Limited Partnership) and VMS National Properties (an Illinois Partnership) and Subpartnerships (collectively the "Venture") as of December 31, 1998 and 1997, and the related combined statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of VMS National Residential Portfolio I, VMS National Residential Portfolio II and VMS National Properties and Subpartnerships at December 31, 1998 and 1997, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                        /s/ERNST & YOUNG LLP

Greenville, South Carolina
March 3, 1999







                      VMS NATIONAL RESIDENTIAL PORTFOLIO I
                     VMS NATIONAL RESIDENTIAL PORTFOLIO II
                        (Illinois Limited Partnerships)
     VMS NATIONAL PROPERTIES (an Illinois Partnership) AND SUBPARTNERSHIPS

                            COMBINED BALANCE SHEETS
                                 (in thousands)


                                            December 31,  December 31,

                                                1998          1997

  Assets:

    Cash and cash equivalents               $     931     $   2,510

    Receivables and deposits                    2,163         1,872

    Restricted escrows                          2,596            86

    Other assets                                  418           478

    Investment properties:

      Land                                     13,404        13,404

      Buildings and personal property         133,223       130,603

      Less accumulated depreciation           (80,798)      (75,411)

                                               65,829        68,596

                                            $  71,937     $  73,542


Liabilities and Partners' Deficit

Liabilities

    Accounts payable                        $     405     $     369

    Tenant security deposit liabilities         1,108         1,105

    Accrued property taxes                      1,047           605

    Other liabilities                             493           994

    Accrued interest                            1,076            --

    Mortgage notes payable                    139,732       139,449

    Notes payable                              37,458        33,455

    Deferred gain on extinguishment of debt    42,225        42,225


Partners' Deficit                            (151,607)     (144,660)

                                            $  71,937     $  73,542


            See Accompanying Notes to Combined Financial Statements







                      VMS NATIONAL RESIDENTIAL PORTFOLIO I
                     VMS NATIONAL RESIDENTIAL PORTFOLIO II
                        (Illinois Limited Partnerships)
     VMS NATIONAL PROPERTIES (an Illinois Partnership) AND SUBPARTNERSHIPS

                       COMBINED STATEMENTS OF OPERATIONS
                    (in thousands, except per interest data)


                                        For The Years Ended December 31,

                                          1998        1997         1996

Revenues:

  Rental income                          $ 26,511    $ 24,507     $ 23,847

  Other income                              1,166       1,070        1,154

  Casualty gain                               279          --           --

       Total revenues                      27,956      25,577       25,001


Expenses:

  Operating                                 8,832       9,192        9,465

  Property management fees                  1,222       1,013          994

  General and administrative                  685         953        1,063

  Depreciation                              5,696       5,465        5,447

  Interest                                 16,600      16,924       16,652

  Property taxes                            1,691       1,727        1,802

  Write-down of investment properties          --          --        1,850

  Loss on disposal of property                188          --           --

       Total expenses                      34,914      35,274       37,273


Loss before extraordinary item             (6,958)     (9,697)     (12,272)


Extraordinary item - gain on

  extinguishment of debt                       --      10,303       14,095


Net (loss) income                        $ (6,958)   $    606     $  1,823


Net (loss) income allocated to                                 $   (9,262)

  general partners                       $   (139)   $     12    $     36

Net (loss) income allocated to

  limited partners                         (6,819)        594       1,787


                                         $ (6,958)   $    606    $  1,823

Net (loss) income per limited





  partnership interest:

  Loss before extraordinary item

    Portfolio I  (644 interests)         $ (7,483)   $(10,417)   $(13,185)

    Portfolio II (1)                     $ (7,493)   $(10,425)   $(13,193)

  Extraordinary item

    Portfolio I (644 interests)          $     --    $ 11,071   $ 15,146

    Portfolio II (1)                     $     --    $ 11,071   $ 15,146

  Net (loss) income

    Portfolio I  (644 interests)         $ (7,483)   $    654   $  1,961

    Portfolio II (1)                     $ (7,493)   $    646   $  1,953

(1)  267, 268 and 268 interests at December 31, 1998, 1997 and 1996, respectively.

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

              COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                 (in thousands)






                                             VMS National Residential Portfolio I

                                                         Limited Partners


                                        General   Accumulated Subscription

                                        Partners    Deficit      Notes        Total       Total


Partners' deficit at December 31, 1995 $ (3,382)   $(99,616)    $  (586)   $ (100,202) $ (103,584)

Collections of subscription notes            --          --          52            52          52

Net income for year ended

   December 31, 1996                         26        1,263         --         1,263       1,289

Partners' deficit at December 31, 1996   (3,356)     (98,353)      (534)      (98,887)   (102,243)

Collections of subscription notes             --          --         23            23          23

Net income for the year

 Ended December 31, 1997                      9          421         --           421         430

Partner's deficit at December 31, 1997   (3,347)     (97,932)      (511)      (98,443)   (101,790)

Collections of subscription notes            --           --          5             5           5

Net loss for the year ended

  December 31, 1998                         (98)      (4,819)        --        (4,819)     (4,917)

Partners' deficit at December 31, 1998 $ (3,445)  $ (102,751) $    (506)   $ (103,257) $ (106,702)



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

        COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT (CONTINUED)
                                 (in thousands)








                                                  VMS National Residential Portfolio II
                                                          Limited Partners

                                        General   Accumulated Subscription

                                        Partners    Deficit       Notes        Total       Total


Partners' deficit at December 31, 1995 $  (1,414) $ (41,831)  $    (384)    $  (42,215) $ (43,629)

Collections of subscription notes             --         --          42             42         42

Net income for year ended

   December 31, 1996                          10        524          --            524        534

Partners' deficit at December 31, 1996    (1,404)   (41,307)       (342)       (41,649)   (43,053)

Collections of subscription notes             --         --           7              7          7

Net income for the year

 ended December 31, 1997                       3        173          --            173        176

Partner's deficit at December 31, 1997    (1,401)   (41,134)       (335)       (41,469)   (42,870)


Collections of subscription notes             --         --           6              6          6


Net loss for the year ended

  December 31, 1998                          (41)    (2,000)         --         (2,000)     (2,041)







Partners deficit at December 31, 1998  $  (1,442) $ (43,134)  $    (329)    $  (43,463) $  (44,905)


Combined partners' deficit at

  December 31, 1998                    $  (4,887) $ (145,885) $    (835)    $ (146,720) $ (151,607)


            See Accompanying Notes to Combined Financial Statements








                      VMS NATIONAL RESIDENTIAL PORTFOLIO I
                     VMS NATIONAL RESIDENTIAL PORTFOLIO II
                        (Illinois Limited Partnerships)
     VMS NATIONAL PROPERTIES (an Illinois Partnership) AND SUBPARTNERSHIPS

                       COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                For The Years Ended December 31,

                                                    1998      1997        1996

Cash flows from operating activities:

 Net (loss) income                               $ (6,958) $    606   $ 1,823

 Adjustments to reconcile net (loss) income

   to net cash provided by (used in) operating

     Activities:

   Write-down of investment properties                 --        --     1,850

Extraordinary gain on

 Extinguishment of debt                                --   (10,303)  (14,095)

Depreciation                                        5,696     5,465     5,447

Amortization of mortgage discounts





 and loan costs                                     4,003     3,688     3,309

   Loss on disposal of property                       188        76       163

   Gain on sale of properties                          --        --       (59)

   Casualty gain                                     (279)

   Change in accounts:

     Receivables and deposits                        (291)     670       (201)

     Other assets                                      60       43        201

     Accounts payable                                  36       67        (62)

     Tenant security deposit liabilities                3       25          4

     Accrued interest                               3,146  (11,948)     4,220

     Accrued property taxes                           442      113         39

     Other liabilities                               (501)     197       (389)


         Net cash provided by (used in)

            operating activities                    5,545  (11,301)     2,250


Cash flows from investing activities:

 Property improvements and replacements            (3,216)  (2,297)    (2,029)






Proceeds from sale of property                          --       --      3,847

 Net insurance proceeds from casualty                 378       --         --

 Net deposits to restricted escrow:                (2,510)     (20)      (103)


         Net cash (used in) provided by

            investing activities                 $ (5,348) $(2,317)   $ 1,715


            See Accompanying Notes to Combined Financial Statements







                      VMS NATIONAL RESIDENTIAL PORTFOLIO I
                     VMS NATIONAL RESIDENTIAL PORTFOLIO II
                        (Illinois Limited Partnerships)
     VMS NATIONAL PROPERTIES (an Illinois Partnership) AND SUBPARTNERSHIPS

                 COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (in thousands)






                                                           For The Years Ended December 31,

                                                           1998         1997          1996


Cash flows from financing activities:

 Payments on mortgage notes payable                     $  (1,787)    $    (320)      $   (318)

 Repayment of mortgage notes payable                           --      (120,441)        (2,356)

 Proceeds from mortgage notes payable                          --       139,449             --

 Debt extinguishment costs                                     --           (41)            --

 Payments received on subscription notes                       11            30             94

 Repayment of notes payable                                    --        (4,000)            --

 Payments on advances from affiliates                          --          (337)        (1,528)

 Cash released to lenders upon foreclosure properties

 Foreclosure                                                   --            --            (53)


         Net cash (used in) provided by

              financing activities                         (1,776)       14,340         (4,161)


Net (decrease) increase in cash and cash


    equivalents                                            (1,579)          722           (196)


Cash and cash equivalents at beginning

    of year                                                 2,510         1,788          1,984


Cash and cash equivalents at end of year                 $    931      $  2,510       $  1,788




Supplemental disclosure of cash flow

 information:

   Cash paid for interest                                $  9,461      $ 25,163       $  9,103


Supplemental non-cash disclosure of

  financing activities:

    Assignment of advance from

      affiliate to mortgage note holder                  $     --      $    397       $     --

   Accrued interest added to

    mortgage notes payable                               $  2,070      $     --       $     --



            See Accompanying Notes to Combined Financial Statements







                      VMS NATIONAL RESIDENTIAL PORTFOLIO I
                     VMS NATIONAL RESIDENTIAL PORTFOLIO II
                        (Illinois Limited Partnerships)
     VMS NATIONAL PROPERTIES (an Illinois Partnership) AND SUBPARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                               December 31, 1998


Note A - Organization and Significant Accounting Policies

Organization:

VMS National Properties Joint Venture (the "Venture") was formed as a general partnership pursuant to the Uniform Partnership Act of the State of Illinois and a joint venture agreement (the "Venture Agreement") dated September 27, 1984, between VMS National Residential Portfolio I ("Portfolio I") and VMS National Residential Portfolio II ("Portfolio II") (collectively, the "Partnerships"). Effective December 12, 1997, the managing general partner of each of the Partnerships was transferred from VMS Realty Investment, Ltd. ("VMSRIL" or the "Former Managing General Partner") (formerly VMS Realty Partners) to MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), a wholly-owned subsidiary of MAE GP Corporation ("MAE GP") and an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged with Insignia Properties Trust ("IPT"), which was an affiliate of Insignia. Effective October 1, 1998 and February 26, 1999, Insignia and IPT were respectively merged into Apartment Investment and Management Company ("AIMCO"). Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. See "Note B _ Transfer of




Control." The directors and officers of the Managing General Partner also serve as executive officers of AIMCO.

The Venture originally acquired 51 residential apartment properties located throughout the United States. Of these 51 properties, four were foreclosed prior to 1993. As more fully described in "Note C", the Venture filed for Chapter 11 bankruptcy protection on February 22, 1991. The Venture's Second Amended and Restated Plan of Reorganization (the "Plan") became effective on September 30, 1993. Pursuant to the Plan, 19 of the Venture's properties were foreclosed in 1993, four properties were foreclosed in 1994, five properties were foreclosed in 1995 and an additional two properties foreclosed in 1996. Also, the Venture sold two of the residential properties during 1996. The Venture continues to own and operate 15 of the residential apartment complexes it originally acquired. These properties are located in or near major urban areas in the United States.

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



Fair Value of Financial Instruments:

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Venture believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Venture's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Cash and Cash Equivalents:

The Venture considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits:

The Venture requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space, and is current on its rental payments.





Investment Properties:

Investment properties consist of fifteen apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of this statement during 1996 resulted in a write-down of investment properties of $1,850,000 in 1996. No adjustments for impairment of value were recorded in the years ended December 31, 1998 or 1997.





Escrows:

In connection with the December 1997 refinancing of the Venture's 15 remaining properties, a replacement escrow was required for each property. Each property was required to deposit an initial lump sum amount plus make lesser monthly deposits over the term of the loan, which varies by property. These funds are to be used to cover replacement costs. The balance of the replacement reserves at December 31, 1998 is $2,596,000, including interest.

Depreciation:

Depreciation is computed by the straight-line method over estimated useful lives ranging from 25 to 29 years for buildings and improvements and the 150% or 200% declining balance method for five to fifteen years for personal property.

Leases:

The Venture generally leases apartment units for twelve-month terms or less. The Venture recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Segment Reporting:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note L" for detailed disclosure of the Venture's segments.

Advertising Costs:

The Venture expenses the cost of advertising as incurred. Advertising costs of approximately $335,000, $334,000, and $313,000, are included in operating expense for the years ended December 31, 1998, 1997, and 1996, respectively.

Income Taxes:

Taxable income or loss of the Venture is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Venture.




Reclassifications:

Certain reclassifications have been made to the 1996 and 1997 balances to conform to the 1998 presentation.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Venture.

Note C - Petition for Relief under Chapter 11 and Plan of Reorganization

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

The Venture's Plan was confirmed by the Bankruptcy Court in March 1993 and became effective on September 30, 1993 (the "Effective Date"). During 1997, the Plan was modified in order to allow the Venture to refinance the debt encumbering it's properties (see "Note C"). The bankruptcy plan was closed by the bankruptcy court on April 29, 1998.

The Primary aspects of the Venture's Plan of Reorganization included the following:

(a) The Venture retained 17 properties from the existing portfolio (the "retained properties"), and abandoned title of the remaining properties (the "non-retained properties") to the Federal Deposit Insurance Corporation (the "FDIC"). The retained properties consisted of one HUD property and sixteen non-HUD properties. Two of the seventeen retained properties were sold during the second quarter of 1996. All of the non-retained properties were foreclosed upon as of December 31, 1996 (see "Note D").




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

All of the senior-lien debt was refinanced on December 29, 1997 (see "Note D").

(c) As it pertained to the existing BH junior mortgages on the retained properties, the FDIC reduced its claim on two of the properties to $300,000 per property evidenced by a non-interest bearing note scheduled to mature January 15, 2000, and left in place liens for the full amount of its claims at the petition date for all other retained properties. Interest on the former FDIC loans for these retained properties accrued at 10% per annum on the FDIC value (total property value per the FDIC's June 1992 valuations less the property's senior lien indebtedness) commencing as of the first day of the month of the Effective Date and monthly payments of interest only at 7% per annum on the FDIC value will commence with the first monthly payment due thereafter. (The retained property governed by a HUD Regulatory Agreement made payments of interest only following the approval by HUD of the Surplus Cash calculation.) On October 28,



1995, the FDIC sold all of the debt it held related to the retained properties to BlackRock Capital Finance, L.P. The debt amounts and terms were not modified. On December 29, 1997, all of the junior mortgages were refinanced (see "Note D").

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




(e) The VMS/Stout Joint Venture (the "VMS/Stout Venture") was formed pursuant to an agreement dated August 18, 1984, which was amended and restated on October 4, 1984. VMS Realty Partners has a 50% interest and affiliates of the Seller (as defined below) have a 50% interest in the VMS/Stout Venture. The VMS/Stout Venture, the J.D. Stout Company ("Stout") and certain affiliates of Stout entered into a contract of sale dated August 18, 1984, which was amended on October 4, 1984. The contract provided for the sale by Stout and other owners (collectively the "Seller") of the 51 residential apartment complexes to the VMS/Stout Venture. The VMS/Stout Venture assigned its interest as purchaser to the Venture. During 1987, Stout assigned its interest in the VMS/Stout Joint Venture to ContiTrade Service Corporation ("ContiTrade"). On November 17, 1993, VMS Realty Partners assigned its interest in the VMS/Stout Joint Venture to the Partners Liquidating Trust (see "Note F"). The VMS/Stout Joint Venture was granted an allowed claim in the amount of $49,535,000 for the Assignment and Long-Term Loan Arrangement Notes payable to them by the Venture. Payments totaling $3,475,000 in conjunction with this allowed claim were made to the nonaffiliated members of the VMS/Stout Joint Venture on October 7, 1993. The Venture also executed a $4,000,000 promissory note dated September 1, 1993, to ContiTrade Services Corporation (the "ContiTrade Note") in connection with these allowed note claims. The ContiTrade Note represented a prioritization of payments to ContiTrade of the first $4,000,000 in repayments made under the existing Assignment and Long-Term Loan Arrangement Notes payable to the VMS/Stout Joint Venture, and did not represent an additional $4,000,000 claim payable to ContiTrade. In addition to prioritizing ContiTrade's receipt of the first $4,000,000 of repayments on the old notes, the ContiTrade Note provided for 5% non-compounding interest on the outstanding principal balance calculated daily on the basis of a 360 day year. The ContiTrade Note was secured by a Deed of Trust, Assignment of Rents and Security Agreement on each of the Venture's retained properties, and provided ContiTrade with other approval rights as to the ongoing operations of the Venture's retained properties. The ContiTrade Note, which was scheduled to mature January 15, 2000, was paid off on December 29, 1997 (see "Note D").

(f) The Venture entered into a Revised Restructured Amended and Restated Asset Management Agreement (the "Revised Asset Management Agreement") with Insignia. Effective October 1, 1993, Insignia took over the asset management of the Venture's retained properties and partnership functions for the Venture. The Revised Asset Management Agreement provided for an annual compensation of $500,000 to be paid to Insignia in equal monthly installments. In addition, Insignia received reimbursement for all accountable expenses incurred in connection with their services up to $200,000 per calendar year. These amounts are to be paid from the available operating cash flow of the Venture's retained complexes after the payment of operating expenses and priority reserve funding for insurance, real estate and personal property taxes and senior and junior mortgage payments. If insufficient operating cash flow exists after the funding of these items, the balance of asset management fees and reimbursements may be paid from available partnership cash sources. Additionally, the asset management fee payable will be reduced proportionately for each of the Venture's retained complexes which are sold or otherwise disposed of from time to time. Accordingly, the fee was reduced upon the disposition of Bellevue and Carlisle Square in 1996. Effective January 1, 1998, in relation to the refinancing of the senior-lien debt on December 29, 1997 (see "Note D"), the Venture and Managing General Partner agreed to amend the Asset Management Agreement to reduce the annual asset management fee payable to $300,000 per year and to reduce the annual reimbursement for accountable expenses to $100,000.

Note D - Extraordinary Gain On Extinguishment Of Debt





Pursuant to the Plan of Reorganization (see "Note C"), the mortgages formerly held by the FDIC were modified effective September 30, 1993. The face value of the notes were restated to agreed valuation amounts. Under the terms of the modification, the lender may reinstate the full claim upon the default of any note. As a result, the Venture deferred recognition of a gain of $54,053,000, which was the difference between the note face amounts and the agreed valuation amounts of the modified debt.

On December 29, 1997, the Venture refinanced the mortgages encumbering all of its remaining 15 properties. The refinancing resulted in each property being encumbered by new senior and junior loans. The senior loans each have an interest rate of 8.5% per annum and require monthly payments of principal and interest. The junior loans each have an interest rate of 10.84% per annum and require monthly payments based on excess monthly cash flow, as defined, for each property. All of the loans mature on January 1, 2008, and the senior loans include prepayment penalties if paid prior to January 1, 2007. The senior loans retained similar terms regarding note face amounts and agreed valuation amounts. These new loans were recorded at the agreed valuation amount of $110,000,000, which was less than the $152,225,000 face amount of the senior loans. If the Venture defaults on the new mortgage notes payable or is unable to pay the outstanding agreed valuation amounts upon maturity, then the note face amounts become due. Accordingly, the Venture deferred recognition of a gain of $42,225,000, which is the difference between the refinanced note face amounts and the agreed valuation amounts. All the loans are cross-collateralized, but they are not cross-defaulted. In conjunction with the refinancing, the Venture paid the outstanding principal and accrued interest on the $4,000,000 ContiTrade Note (see "Note F"). As a result of the refinancing, the Venture recognized an extraordinary gain on extinguishment of debt of $10,303,000, of which $11,828,000 is the result of a decreased difference between the note face amounts and agreed valuation amounts for the refinanced mortgage notes as compared to the old indebtedness. This gain was partially offset by debt extinguishment costs of $41,000 and the write-off of discounts and loan costs on the old debt of $1,484,000.

For the year ended December 31, 1996, the Combined Statements of Operations reflect the foreclosures of Weatheridge and Sierra Gardens. As a result of these foreclosures, the following liabilities and assets were written off (in thousands):


                                   1996

 Mortgage principal payable   $ 6,291

 Accrued interest payable       9,941

 Other                             26

 Investment in properties      (5,781)

 Accumulated depreciation       3,618

 Extraordinary gain           $14,095




Note E - Mortgage Notes Payable


                     Principal    Monthly                       Principal

                     Balance At   Payment                        Balance

                    December 31, Including Interest  Maturity     Due At

Property                1998     Interest    Rate      Date      Maturity

                        (in thousands)                        (in thousands)


Buena Vista

  1st mortgage         $  4,975     $40      8.50%     01/08      $4,171

  2nd mortgage            1,332     (A)     10.84%     01/08       (A)


Casa de Monterey

 1st mortgage             4,119     33        8.50%    01/08      3,454

 2nd mortgage             1,235     (A)      10.84%    01/08        (A)


Crosswood Park

 1st mortgage             5,592     45        8.50%    01/08      4,688

 2nd mortgage             1,389     (A)      10.84%    01/08       (A)







Mountain View

 1st mortgage             7,188     58        8.50%    01/08      6,026

 2nd mortgage             2,125     (A)      10.84%    01/08       (A)


Pathfinder

 1st mortgage            13,521     109       8.50%    01/08      11,336

 2nd mortgage             3,740     (A)      10.84%    01/08       (A)


Scotchollow

 1st mortgage            29,262     236       8.50%    01/08      24,533

 2nd mortgage             8,255     (A)      10.84%    01/08       (A)







                       Principal   Monthly                      Principal

                      Balance At   Payment                       Balance

                     December 31, Including Interest Maturity     Due At

Property                 1998      Interest   Rate     Date      Maturity

                         (in thousands)                       (in thousands)

The Bluffs

    1st mortgage     $  3,740        $30       8.50%   01/08      $3,135

    2nd mortgage        1,060        (A)      10.84%   01/08       (A)


Vista Village

    1st mortgage        3,336         27       8.50%   01/08      2,797

    2nd mortgage          995        (A)      10.84%   01/08        (A)


Chapelle Le Grande

    1st mortgage        3,219         26       8.50%   01/08      2,702

    2nd mortgage          968        (A)      10.84%   01/08       (A)


North Park

    1st mortgage        6,273         51       8.50%   01/08      5,264




    2nd mortgage        1,803        (A)      10.84%   01/08       (A)


Shadowood

    1st mortgage        2,261         18       8.50%   01/08      1,896

    2nd mortgage          619        (A)      10.84%   01/08       (A)


Towers of

Westchester Park

    1st mortgage       12,158         98       8.50%   01/08      10,203

    2nd mortgage        3,557         (A)     10.84%   01/08       (A)







                      Principal    Monthly                      Principal

                     Balance At    Payment                       Balance

                    December 31,  Including Interest Maturity    Due At

Property                1998      Interest    Rate     Date     Maturity

                        (in thousands)                        (in thousands)


Terrace Gardens

   1st mortgage      $  4,455       $  36     8.50%    01/08     $3,739

    2nd mortgage        1,126          (A)   10.84%    01/08       (A)


Watergate

   1st mortgage         2,911          23     8.50%    01/08      2,440

   2nd mortgage           851          (A)   10.84%    01/08        (A)


Forest Ridge

   1st mortgage         5,926          48     8.50%    01/08      4,968

   2nd mortgage         1,741          (A)   10.84%    01/08          (A)

                     $139,732        $878                        $91,352





(A) Payments are based on excess monthly cash flow, as defined, with any unpaid balance due at maturity.

Scheduled principal payments on mortgage loans payable subsequent to December 31, 1998, are as follows (in thousands):


     1999         $   1,211

     2000             1,293

     2001             1,436

     2002             1,565

     2003             1,705

Thereafter          132,522

                  $ 139,732






Note F - Notes Payable

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

The stated rate of interest on the Assignment Note (prior to modification by the Plan) was 12% per annum (compounded semi-annually) with monthly payments of interest only at a rate of 6%. Monthly payments on this note were discontinued in May 1990, and the accrual of interest was discontinued after the February 22, 1991 petition filing date. Additionally, effective April 10, 1991, VMS Realty Partners waived its right to collect interest on its portion of the Assignment Note.

Pursuant to the Plan, the allowed claim for the Assignment Note and related interest was $46,285,000; $3,475,000 of this amount was paid in October 1993, in accordance with the terms of the Plan. The Venture also executed a $4,000,000 promissory note payable dated September 1, 1993 to ContiTrade Services Corporation ("ContiTrade Note") with interest at 5% per annum. This note represented a prioritization of payment to ContiTrade and did not represent the assumption of any additional debt. The ContiTrade Note was to mature on January 15, 2000, and was collateralized by a Deed of Trust, Assignment of Rents and



Security Agreement on each of the Venture's retained complexes. This note was paid with the December 29, 1997, refinancing (see "Note D").

The remaining $38,810,000 of the Assignment Note is non-interest bearing and is payable only after payment of debt of higher priority, including the senior and junior mortgage notes payable. Pursuant to SOP 90-7, the Assignment Note, the Long-Term Loan Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. At December 31, 1998, the carrying amount of the Assignment Note is $34,208,000, net of discount for imputed interest of $4,602,000. Interest expense is being recognized through the amortization of the discount which totaled approximately $4,003,000, $3,618,000, and $3,227,000 in 1998, 1997, and 1996, respectively.

Long-Term Loan Arrangement Fee Note:

The Venture executed a $3,000,000 unsecured, nonrecourse promissory note, the "Long-Term Loan Arrangement Fee Note" payable to the VMS/Stout Venture as consideration for arranging long-term financing.

The stated rate of interest on this note prior to modification by the Plan was 10% per annum, payable on a monthly basis. Monthly interest payments on this Note were discontinued in May 1990. Additionally, the accrual of interest on this Note was discontinued after the February 22, 1991 petition filing date.





Pursuant to the Plan, the entire $3,250,000 balance, which included $250,000 in unpaid accrued interest that was rolled into principal, was granted as an allowed claim. None of this balance bears interest, and the balance is payable only after debt of a higher priority, including senior and junior mortgage loans.

Note G - Transactions With Affiliated Parties

The Venture has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Revised Asset Management Agreement, which was executed in conjunction with the Venture's Plan, provided for (i) certain payments to affiliates for real estate advisory services and asset management of the Venture's retained properties for an annual compensation of $500,000 and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Venture up to $200,000 per annum. Effective January 1, 1998, in relation to the refinancing of the senior-lien debt on December 29, 1997 (see "Note D"), the Venture and Managing General Partner agreed to amend the Asset Management Agreement to reduce the annual asset management fee payable to $300,000 per year and to reduce the annual reimbursement for accountable expenses to $100,000.

Included in investment properties and operating expenses are construction oversight reimbursements, paid to an affiliate of the Managing General Partner, of approximately $54,000 and $43,000 for the years ended December 31, 1998 and 1997. There were no construction oversight reimbursements paid for the year ended December 31, 1996.






Asset management fees of approximately $300,000, $441,000 and $461,000 were paid to an affiliate of the Managing General Partner for the years ended December 31, 1998, 1997 and 1996, respectively.

Affiliates of the Managing General Partner are entitled to receive a percentage of the gross receipts from all of Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates $1,122,000, $1,013,000 and $994,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

In addition, affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $100,000, $200,000 and $200,000 for the years ended December 31, 1998, 1997, and 1996, respectively. These expenses are included in general and administrative expenses.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $144,000, $145,000 and $11,000 for the years ended December 31, 1998, 1997, and 1996, respectively. These expenses are included in general and administrative expenses.

In connection with the Venture's Plan, the court approved the payment of certain fees and expense reimbursements due to the Former Managing General Partner relating to the prepetition period. In 1996, the Venture paid approximately $586,000 in asset management fees, approximately $186,000 in property management fees and approximately $755,000 in expense reimbursements to the Former Managing General Partner primarily from the proceeds of the sale of Carlisle Square and Bellevue Towers. An unpaid balance of approximately $397,000 in management fees owing to the Former Managing General Partner was assigned to MF VMS, L.L.C., the note holder for the senior and junior notes. This balance was paid during 1998.




Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available partnership cash. During the year ended December 31, 1997, payments of approximately $336,000 were made. At December 31, 1998 and 1997, the outstanding balance of $79,000 is included in other liabilities.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the Plan. There were no property dispositions for which proceeds were received through December 31, 1998.

Note H - Subscription Notes And Accrued Interest Receivable

Portfolio I and Portfolio II executed promissory notes requiring cash contributions from the partners aggregating $136,800,000 to the capital of Portfolios I and II for 644 and 267 units, respectively. Of this amount, approximately $135,055,000 was contributed in cash through December 31, 1998, and $910,000 was deemed uncollectible and written-off prior to December 31, 1998. The following table represents the remaining Limited Partners' subscription notes principal balances and the related accrued interest receivable at December 31, 1998 (in thousands):



                                   Portfolio I        Portfolio II


Subscription notes receivable       $ 506              $ 329

Accrued interest receivable            63                 67

Total subscription notes and

 accrued interest receivable        $ 569              $ 396



All amounts outstanding at December 31, 1998, are considered past due and bear interest at the default rate of 18%. No interest will be recognized until collection is assured.




Note I - Investment Properties and Accumulated Depreciation



                                                 Initial Cost

                                                (in thousands)

                                                                   Costs

                                               Buildings and    Capitalized  Provision to

                                             Related Personal  Subsequent To   Reduce to

Description           Encumbrances   Land        Property       Acquisition    Fair Value


The Bluffs              $  4,800   $   193    $   3,667           $   476      $    --

Buena Vista                6,307       893        4,538               454           --

Casa De Monterey           5,354       869        6,136               923           --

Chapelle Le Grand          4,187       166        3,873               763           --

Crosswood Park             6,981       611        8,597             1,856       (2,000)

Forest Ridge               7,667       701        6,930             1,148           --

Mountain View              9,313     1,289        8,490             1,016           --

North Park                 8,076       557        8,349             1,524           --

Pathfinder                17,261     3,040       11,698             2,249       (1,250)

Scotchollow               37,517     3,510       19,344             5,585           --

Shadowood                  2,880       209        3,393               690           --

Terrace Gardens            5,581       433        4,517             1,149           --





Towers Of Westchester     15,715       529       13,491             2,289           --

Vista Village              4,331       568        5,209               885           --

Watergate                  3,762       263        5,625             1,182           --


    TOTAL               $139,732   $13,831    $ 113,857           $22,189      $(3,250)









                 Gross Amount At Which Carried

                     At December 31, 1998

                        (in thousands)

                            Buildings

                               And

                             Related

                            Personal            Accumulated     Year of    Date of     Depreciable

 Description        Land    Property   Total   Depreciation  Construction  Acquisition  Life-Years


The Bluffs            $193  $  4,143  $  4,336  $  2,610        1968        10/26/84   5-27.5


Bunea Vista            893     4,992     5,885     3,207        1972        10/26/84   5-27.5

Casa De Monterey       869     7,059     7,928   4,371        1970          10/26/84   5-27.5


Chapelle Le Grand      166     4,636     4,802   2,748        1972          12/05/84   5-27.5


Crosswood Park         471     8,593     9,064   4,948        1977          12/05/84   5-29


Forest Ridge           701     8,078     8,779   4,874        1974          10/26/84   5-27.5


Mountain View        1,289     9,506    10,795   5,401        1978          10/26/84   5-29


North Park             557     9,873    10,430   6,057        1968          11/14/84   5-27.5


Pathfinder           2,753    12,984    15,737   8,030        1971          10/26/84   5-27.5


Scotchollow          3,510    24,929    28,439  15,353        1973          10/26/84   5-27.5


Shadowood              209     4,083     4,292   2,523        1974          11/14/84   5-27.5


Terrace Gardens        433     5,666     6,099   3,254        1973          10/26/84   5-27.5


Towers Of

  Westchester          529    15,780    16,309   9,796        1971          10/26/84   5-27.5


Vista Village          568     6,094     6,662   3,577        1971          10/26/84   5-27.5


Watergate              263     6,807     7,070   4,049        1972          10/26/84   5-27.5



TOTAL              $13,404  $133,223  $146,627 $80,798




The aggregate costs of the investment properties for Federal income tax purposes at December 31, 1998 and 1997, is approximately $164,090,000 and $160,565,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is approximately $121,859,000 and $115,792,000, respectively.

Reconciliation of Investment Properties and Accumulated Depreciation:


                                            1998        1997        1996

 Investment Properties

 Balance at beginning of year             $144,007    $141,859   $155,440

 Property improvements

     and replacements                        3,216       2,297      2,029

   Write-down of investment property            --          --     (1,850)

   Dispositions of property                   (596)       (149)   (13,760)

 Balance at end of Year                   $146,627    $144,007   $141,859


Accumulated Depreciation

 Balance at beginning of year             $ 75,411    $ 70,019   $ 72,219

   Additions charged to expense              5,696       5,465      5,447

   Dispositions of property                   (309)        (73)    (7,647)


 Balance at end of Year                   $ 80,798    $ 75,411   $ 70,019


Note J - Sale of Investment Properties

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




Note K - Income Taxes

The following is a reconciliation of reported net (loss) income per the financial statements to the Federal taxable income to partners:


                                         1998          1997          1996

                                                  (in thousands)


Net (loss) income as reported           $ (6,958)     $    606       $ 1,823

  Depreciation and amortization

    differences                             (371)         (260)       (1,036)

  Unearned income                             66           181          (179)

  Gain on refinancing                         --        (8,787)           --

  Gains on foreclosures and sales             --            --           793

  Casualty loss                              161            --            --

  Write-down of fixed assets                 125           208         1,936

  Other                                      185           129          (149)

Federal taxable (loss) income           $ (6,792)      $(7,923)      $ 3,188


The following is a reconciliation between the Venture's reported amounts and Federal tax basis of net liabilities at December 31, 1998 (in thousands):




  Net liabilities as reported                  $(151,607)

  Land and buildings                              17,463

  Accumulated depreciation                       (41,061)

  Syndication costs                               17,650

  Deferred gain                                   42,225

  Other deferred costs                             9,601

  Other                                          (53,355)

  Notes payable                                    4,822

  Subscription note receivable                     1,842

  Mortgage payable                               (47,727)

  Accrued interest                                 9,571

  Net liabilities - Federal tax basis          $(190,516)


Note L _ Segment Reporting

As defined by SFAS No. 131, Disclosures about Segment of an Enterprise and Related Information, VMS National Properties Joint Venture has one reportable segment: residential properties. The Venture's residential property segment consists of fifteen apartment complexes located in nine states throughout the United States. The Venture rents apartment units to people for terms that are typically twelve months or less.


The Venture evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

The Venture's reportable segment consists of business units (investment properties) that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998, 1997 and 1996 is shown in the tables below (in thousands). The 'Other' column includes Venture administration related items and income and expense not allocated to the reportable segment.

 1998
                                         Residential  Other     Totals
 Rental income                             $26,511   $   --    $ 26,511
 Other income                                1,108       58       1,166
 Interest expense                           12,596    4,004      16,600
 Depreciation                                5,696       --       5,696
 General and administrative expense             --      685         685
 Casualty gain                                 279       --         279
 Loss on disposal of assets                   (188)      --        (188)
 Segment loss                               (2,327)  (4,631)     (6,958)
 Total assets                               71,454      483      71,937
 Capital expenditures                        3,216       --       3,216



 1997
                                         Residential  Other     Totals
 Rental income                            $ 24,507    $   --   $ 24,507
 Other income                                  967       103      1,070
 Interest expense                           13,148     3,776     16,924
 Depreciation                                5,465        --      5,465
 General and administrative expense             --       953        953
 Extraordinary item - gain on
   extinguishment of debt                   10,303        --     10,303
 Segment profit (loss)                       5,232    (4,626)       606
 Total assets                               71,961     1,581     73,542
 Capital expenditures                        2,297        --      2,297


 1996
                                         Residential  Other     Totals
 Rental income                            $ 23,847    $  --   $ 23,847
 Other income                                1,055       99      1,154
 Interest expense                           13,225    3,427     16,652
 Depreciation                                5,447       --      5,447
 General and administrative expense             --    1,063      1,063
 Write-down of investment properties         1,850       --      1,850
 Extraordinary item - gain on
   extinguishment of debt                   13,880      215     14,095
 Segment profit (loss)                       5,999   (4,176)     1,823
 Total assets                               73,924    2,855     76,779
 Capital expenditures                        2,029       --      2,029

Note M - Legal Proceedings

The Venture is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Ernst & Young, LLP regarding the 1998, 1997, or 1996 audits of the Venture's financial statements.







                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnerships have no officers or directors. The managing general partner manages substantially all of the affairs and has general responsibility in all matters affecting the business of the Venture. Effective December 12, 1997, the managing general partner of each of the Partnerships was transferred from VMS Realty Investment, Ltd. ("VMSRIL") (formerly VMS Realty Partners) to MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), a wholly-owned subsidiary of MAE GP Corporation ("MAE GP") and an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged with Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Effective October 1, 1998 and February 26, 1999; Insignia and IPT were respectively merged into Apartment Investment and Management Company ("AIMCO"). Thus, Managing General Partner is now a wholly-owned subsidiary of AIMCO.

The names of the directors and executive officers of the Managing General Partner, their ages and the nature of all positions with the Managing General Partner presently held by them are set forth below. There are no family relationships between or among any officers or directors.

Name                    Age   Position

Patrick J. Foye         41    Executive Vice President and Director

Timothy R. Garrick      42    Vice President _ Accounting and Director




Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the Managing General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

No compensation or remuneration was paid by the Venture to any officer or director of the Managing General Partner. However, reimbursements and other payments have been made to the Venture's current and former managing general partners and their affiliates, as described in "Item 13. Certain Relationships and Related Transactions" below.






ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security ownership of certain beneficial owners.

     No persons or entity owns of record or is known by the Venture to own beneficially more than 5% of the outstanding Interests of either of the Partnerships as of December 31, 1998.

(b)  Security ownership of management.

     No officers or directors of MAERIL or of Prudential-Bache Properties, Inc., the general partners of the Partnerships, own any Limited Partnership Interests in the Partnerships.

    No general partners, officers or directors of the general partners of the Venture possess the right to acquire a beneficial ownership of Interests of either of the Partnerships.

(c) Change in control

    Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Venture has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Revised Asset Management Agreement, which was executed in conjunction with the Venture's Plan, provided for (i) certain payments to affiliates for real estate advisory services and asset management of the Venture's retained properties for an annual compensation of $500,000 and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Venture up to $200,000 per annum. Effective January 1, 1998, in relation to the refinancing of the senior-lien debt on December 29, 1997 (see "Note D"), the Venture and Managing General Partner agreed to amend the Asset Management Agreement to reduce the annual asset management fee payable to $300,000 per year and to reduce the annual reimbursement for accountable expenses to $100,000.

Included in investment properties and operating expenses are construction oversight reimbursements, paid to an affiliate of the Managing General Partner, of approximately $54,000 and $43,000 for the years ended December 31, 1998 and 1997. There were no construction oversight reimbursements paid for the year ended December 31, 1996.

Asset management fees of approximately $300,000, $441,000 and $461,000 were paid to an affiliate of the Managing General Partner for the years ended December 31, 1998, 1997 and 1996, respectively.

Affiliates of the Managing General Partner are entitled to receive a percentage of the gross receipts from all of Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates




$1,122,000, $1,013,000 and $994,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

In addition, affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $100,000, $200,000 and $200,000 for the years ended December 31, 1998, 1997, and 1996, respectively. These expenses are included in general and administrative expenses.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $144,000, $145,000 and $11,000 for the years ended December 31, 1998, 1997, and 1996, respectively. These expenses are included in general and administrative expenses.

In connection with the Venture's Plan, the court approved the payment of certain fees and expense reimbursements due to the Former Managing General Partner relating to the prepetition period. In 1996, the Venture paid approximately $586,000 in asset management fees, approximately $186,000 in property management fees and approximately $755,000 in expense reimbursements to the Former Managing General Partner primarily from the proceeds of the sale of Carlisle Square and Bellevue Towers. An unpaid balance of approximately $397,000 in management fees owing to the Former Managing General Partner was assigned to MF VMS, L.L.C., the note holder for the senior and junior notes. This balance was paid during 1998.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available partnership cash. During the year ended December 31, 1997, payments of approximately $336,000 were made. At December 31, 1998 and 1997, the outstanding balance of $79,000 is included in other liabilities.




Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the Plan. There were no property dispositions for which proceeds were received through December 31, 1998.






                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following combined financial statements of the Registrant are included in Item 8:

     Combined Balance Sheets at December 31, 1998 and 1997.

     Combined Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

     Combined Statements of Changes in Partners' Deficit for the years ended December 31, 1998, 1997 and 1996.

     Combined Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

     Notes to Combined Financial Statements

     Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

     The following items are incorporated:

     Part V - Amended Restated Certificate and Agreement of:

     Item 1(b)(i) Limited Partnership of VMS National Residential Portfolio I.

     Item 1(b)(ii) Limited Partnership of VMS National Residential Portfolio II.

     Item 1(b)(iii) Joint Venture Agreement between VMS National Residential Portfolio I and VMS National Residential Portfolio II.

(b)  Reports on Form 8-K filed during the quarter ended December 31, 1998.

     Current Report on Form 8-K dated October 1, 1998, filed on October 16, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.

(c)  Exhibits:

     See Exhibit Index




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

                              VMS NATIONAL PROPERTIES JOINT VENTURE
                              (Registrant)

                              VMS National Residential Portfolio I

                              By:  MAERIL, Inc.
                                   Managing General Partner

                              By:  /s/Patrick J. Foye
                                  Patrick J. Foye
                                  Executive Vice President


                              By:  /s/Timothy R. Garrick
                                  Timothy R. Garrick
                                  Vice President - Accounting

                              VMS National Residential Portfolio II

                              By:  /s/Patrick J. Foye
                                  Patrick J. Foye
                                  Executive Vice President

                              By:  /s/Timothy R. Garrick
                                  Timothy R. Garrick
                                  Vice President - Accounting


                             Date: March 30, 1999

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/Patrick J. Foye                  Date:   March 30, 1999
Patrick J. Foye
Executive Vice President and Director


/s/Timothy R. Garrick               Date:   March 30, 1999
Timothy R. Garrick
Vice President _ Accounting
and Director











                                 EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION

3 and 21 Portions of the Prospectus of the Partnership dated May 15, 1986 as supplemented by Supplement Numbers 1 through 7 dated December 18, 1986, February 11, 1987, March 31, 1987, August 19, 1987, January 4, 1988, April 18, 1988 and June 30, 1988
                    as filed with the Commission pursuant to Rule 424(b) and
                    (c), as well as the Restated Limited Partnership Agreement set forth as Exhibit A to the Prospectus, are hereby incorporated by reference, specifically pages 15 - 21, 44 - 68, 76, 86 - 90, 106 - 108, A9 - A13, A16 - A20 and
                    Supplements Numbers 1 and 2.

10.1 Stipulation Regarding Entry of Agreed Final Judgment of Foreclosure and Order Relieving Receiver of Obligation to Operate Subject Property - Kendall Mall is incorporated by reference to the Form 10-QSB dated June 30, 1995.

10.2 Form of Amended, Restated and Consolidated Senior Secured Promissory Note between the Venture and MF VMS, L.L.C. relating to each of the Venture's properties.

10.3 Form of Amended, Restated and Consolidated Junior Secured Promissory Note between the Venture and MF VMS, L.L.C. relating to each of the Venture's properties.


27                  Financial Data Schedule

99.1 Current Report on Form 8-K dated October 1, 1998, filed on October 16, 1998, disclosing change in control from Insignia Financial Group, Inc. to AIMCO.