Form 10-Q
period 1999-03-31
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 1999-05-17
CIK 789089

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1999

                                       or

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

                     55 Beattie Place, Post Office Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                          (Issuer's telephone number)




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

                            COMBINED BALANCE SHEETS
                                 (in thousands)


                                                March 31,   December 31,

                                                   1999         1998

                                               (Unaudited)     (Note)

  Assets:

    Cash and cash equivalents                   $     865    $     931

    Receivables and deposits                        1,978        2,163

    Restricted escrows                              2,646        2,596

    Other assets                                      498          418

    Investment properties:

      Land                                         13,404       13,404

      Buildings and personal property             133,613      133,223

      Less accumulated depreciation               (82,246)     (80,798)

                                                   64,771       65,829

                                                $  70,758    $  71,937
Liabilities and Partners' Deficit

Liabilities

    Accounts payable                            $     413    $     405

    Tenant security deposit liabilities             1,084        1,108

    Accrued property taxes                            914        1,047

    Other liabilities                                 553          493

    Accrued interest                                  972        1,076

    Mortgage notes payable                        139,178      139,732

    Notes payable                                  38,537       37,458

    Deferred gain on extinguishment of debt        42,225       42,225

  Partners' Deficit                              (153,118)    (151,607)

                                                $  70,758    $  71,937


Note: The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

                       COMBINED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per interest data)



                                                          Three Months Ended
                                                               March 31,
                                                            1999      1998

Revenues:

  Rental income                                            $ 6,784  $ 6,458

  Other income                                                 272      286

  Casualty gain                                                 --      223

    Total revenues                                           7,056    6,967

Expenses:

  Operating                                                  2,280    2,426

  General and administrative                                   165      198

  Depreciation                                               1,448    1,391

  Interest                                                   4,211    4,099

  Property taxes                                               463      414

  Loss on disposal of property                                  --       77

     Total expenses                                          8,567    8,605


Net loss                                                   $(1,511) $(1,638)


Net loss allocated to general partners (2%)                $   (30) $   (33)

Net loss allocated to limited partners (98%)                (1,481)  (1,605)

                                                           $(1,511) $(1,638)
Net loss per limited partnership interest:


    Portfolio I  (644 interests issued and outstanding)    $(1,625) $(1,761)


    Portfolio II (267 interests issued and outstanding)    $(1,626) $(1,764)


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

              COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                                 (in thousands)



                                 VMS National Residential Portfolio I
                                           Limited Partners

                         General  Accumulated Subscription
                        Partners    Deficit      Notes       Total      Total

Partners' deficit at
  December 31, 1998     $(3,445)  $(102,751)   $   (506)  $(103,257) $(106,702)
Net loss for the three
 months ended
 March 31, 1999             (21)     (1,047)         --      (1,047)    (1,068)
Partner's deficit at
  March 31, 1999        $(3,466)  $(103,798)   $   (506)  $(104,304) $(107,770)




                                 VMS National Residential Portfolio II
                                           Limited Partners

                         General  Accumulated Subscription
                        Partners    Deficit      Notes       Total      Total

Partners' deficit at
  December 31, 1998     $(1,442)  $ (43,134)   $   (329)  $ (43,463) $(44,905)

Net loss for the three
  months ended
  March 31, 1999             (9)       (434)         --        (434) $   (443)

Partner's deficit at
  March 31, 1999        $(1,451)  $ (43,568)   $   (329)  $ (43,897) $(45,348)

Combined total          $(4,917)  $(147,366)   $   (835)  $(148,201) $(153,118)

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

                       COMBINED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                         Three Months Ended

                                                              March 31,

                                                           1999       1998

Cash flows from operating activities:

  Net loss                                              $ (1,511) $ (1,638)

  Adjustments to reconcile net loss to net

    cash provided by operating activities:

    Depreciation                                           1,448     1,391

    Amortization of discounts and loan costs               1,079       971

    Loss on disposal of property                              --        77

    Casualty gain                                             --      (223)

    Change in accounts:

      Receivables and deposits                               185       (29)

      Other assets                                           (80)      212

      Accounts payable                                         8       (81)

      Tenant security deposit liabilities                    (24)        7

      Accrued property taxes                                (133)      175

      Accrued interest                                        50     1,079

      Other liabilities                                       60      (636)


         Net cash provided by operating activities         1,082     1,305


Cash flows used in investing activities:

  Property improvements and replacements                    (390)     (307)

  Net deposits to restricted escrows                         (50)   (2,109)


         Net cash used in investing activities              (440)   (2,416)


Cash flows from financing activities:

  Payments on mortgage loans payable                        (708)     (277)

  Payments received on subscription notes                     --         3


         Net cash used in financing activities              (708)     (274)


Net decrease in cash and cash equivalents                    (66)   (1,385)

Cash and cash equivalents at beginning of period             931     2,510

Cash and cash equivalents at end of period              $    865  $  1,125


Supplemental disclosure of cash flow information:

  Cash paid for interest                                $  3,083  $  2,050


Supplemental disclosure of non-cash activity:

  Accrued interest added to mortgage notes payable      $    154  $     --


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

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited combined financial statements of VMS National Properties Joint Venture (the "Venture" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the combined financial statements and footnotes thereto included in the Venture's annual report on Form 10-K for the fiscal year ended December 31, 1998.

Basis of Accounting:

The accompanying combined financial statements include the accounts of VMS National Residential Portfolio I ("Portfolio I") VMS National Residential Portfolio II ("Portfolio II"), the Venture and Subpartnerships. Significant interpartnership accounts and transactions have been eliminated from these combined financial statements.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998, and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO"), with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Venture.

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

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Venture has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Revised Asset Management Agreement, which was executed in conjunction with the Venture's Plan, provided for (i) certain payments to affiliates for real estate advisory services and asset management of the Venture's retained properties for an annual compensation of $500,000 and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Venture up to $200,000 per annum. Effective January 1, 1998, in relation to the refinancing of the senior-lien debt on December 29, 1997 the Venture and Managing General Partner agreed to amend the Asset Management Agreement to reduce the annual asset management fee payable to $300,000 per year and to reduce the annual reimbursement for accountable expenses to $100,000.

Included in investment properties and operating expenses are construction oversight reimbursements, paid to an affiliate of the Managing General Partner, of approximately $2,000 for the three months ended March 31, 1998. There were no construction oversight reimbursements paid for the three months ended March 31, 1999.

Asset management fees of approximately $70,000 and $91,000 were paid to an affiliate of the Managing General Partner for the three months ended March 31, 1999 and 1998, respectively.

Affiliates of the Managing General Partner are entitled to receive a percentage of the gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $286,000 and $281,000 for the three months ended March 31, 1999 and 1998, respectively.

In addition, affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $23,000 and $32,000 for the three months ended March 31, 1999 and 1998, respectively. These expenses are included in general and administrative expenses.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $36,000 and $38,000 for the three months ended March 31, 1999 and 1998, respectively. These expenses are included in general and administrative expenses.

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

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available partnership cash. At March 31, 1999 and 1998, the outstanding balance of $79,000 is included in other liabilities.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the Plan. There were no property dispositions for which proceeds were received during the three months ended March 31, 1999 and 1998.

NOTE E _ SEGMENT REPORTING

Description of the types of products and services from which reportable segment derives its revenues:

The Venture has one reportable segment: residential properties. The Venture's residential property segment consists of fifteen apartment complexes located in California, Oregon, Texas, Indiana, Louisiana, Maryland, Nebraska, Arkansas, and Arizona. The Venture rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Venture evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies in the Venture's annual report on Form 10-K for the year ended December 31, 1998.

Factor's management used to identify the enterprise's reportable segment:

The Venture's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The 'Other' column includes Venture administration related items and income and expense not allocated to the reportable segment.

1999
                                      Residential    Other      Totals
Rental income                           $ 6,784       $    -- $  6,784
Other income                                267             5      272
Interest expense                          3,132         1,079    4,211
Depreciation                              1,448            --    1,448
General and administrative expense           --           165      165
Segment loss                               (272)    (1,239)     (1,511)
Total assets                             70,232           526   70,758
Capital expenditures                        390            --      390


1998
                                      Residential    Other      Totals
Rental income                          $  6,458        $   -- $  6,458
Other income                                273            13      286
Interest expense                          3,128           971    4,099
Depreciation                              1,391            --    1,391
General and administrative expense           --           198      198
Casualty gain                               223            --      223
Loss on disposal of property                 77            --       77
Segment loss                               (482)    (1,156)     (1,638)
Total assets                             72,496           952   73,448
Capital expenditures                        530            --      530

NOTE F - LEGAL PROCEEDINGS

The Venture is not aware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-Q contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Average occupancy rates for the three months ended March 31, 1999 and 1998, for all of the Venture's properties are as follows:

                                       Average Occupancy

Property                               1999          1998

Buena Vista Apartments
  Pasadena, CA                         99%           99%

Casa de Monterey
  Norwalk, CA                          99%           93%

Crosswood Park
  Citrus Heights, CA                   96%           97%

Mountain View Apartments
  San Dimas, CA                        99%           96%

Pathfinder
  Fremont, CA                          88%           92%

Scotchollow
  San Mateo, CA                        92%           93%

The Bluffs
  Milwaukie, OR                        95%           97%

Vista Village Apartments
  El Paso, TX                          95%           92%

Chapelle Le Grande
  Merrillville, IN                     93%           94%

North Park Apartments
  Evansville, IN                       93%           96%

Shadowood Apartments
  Monroe, LA                           96%           94%

The Towers of Westchester Park
  College Park, MD                     99%           95%

Terrace Gardens
  Omaha, NE                            95%           99%

Watergate Apartments
  Little Rock, AR                      91%           94%

Forest Ridge Apartments
  Flagstaff, AZ                        90%           93%

The Managing General Partner attributes the occupancy fluctuations at the properties to the following: an increase at Casa de Monterey due to an improvement in the curb appeal and cosmetics of the property in addition to improved market conditions; increase at Mountain View Apartments due to strong market conditions; decrease at Pathfinder due to a fire which caused damages to one entire building early in 1998. The units were placed back into service late in 1998 upon completion of the necessary repairs. However, it took several months before occupancy returned to its previous levels. Occupancy at the property has improved since the end of its first quarter in 1999. The increase at Vista Village Apartments is due to more aggressive marketing efforts; decrease at North Park Apartments due to two newly constructed properties in the area; increase at The Towers of Westchester Park due to a stronger rental market and more aggressive marketing; decrease at Terrace Gardens due to an above normal occupancy for the three months ended March 31, 1998. The average for the three months ended March 31, 1999 is equal to the average occupancy for the calendar year 1998. The decrease at Watergate Apartments was due to soft market conditions and increased competition from new construction; and a decrease at Forest Ridge Apartments due to an increase in new construction of low income housing developments and new apartment buildings in the area.

Results from Operations

The Venture recorded a net loss for the three months ended March 31, 1999 of approximately $1,511,000 as compared to a net loss of approximately $1,638,000 for the three months ended March 31, 1998. The decrease in net loss is attributable to an increase in total revenues and a decrease in total expenses. The increase in total revenues is due to an increase in rental income which is partially offset by the recording of a casualty gain for the three months ended March 31, 1998. Rental income increased mainly due to an increase in average annual rental rates at all fifteen of the Venture's investment properties along with occupancy increases at five of the properties which more than offset the occupancy decreases at nine of the properties. A casualty gain of $223,000 was recorded during the three months ended March 31, 1998 in connection with a fire that damaged eight of the 246 units at Pathfinder Village.

Total expenses decreased primarily due to a reduction in operating and, to a lesser extent, general and administrative expenses and the recording of a loss on disposal of property during the three months ended March 31, 1998, which more than offset the increase in depreciation, interest and property tax expense. Operating expenses decreased primarily due to a decrease in hazard insurance expense at all of the Venture's investment properties as a result of a change in insurance carriers. Additionally, utilities decreased at Forest Ridge, Scotchollow, Pathfinder Village, Casa De Monterey and Watergate. Operating expense also decreased as a result of the completion of the following projects during the three months ended March 31, 1998: exterior painting at Buena Vista, Mountain View and Casa De Monterey; interior building improvements at Pathfinder Village, Watergate, Vista Village and Towers at Westchester, and exterior building improvements at Crosswood Park. Offsetting the reduction in operating expenses were increases in salary and related costs at Scotchollow, Buena Vista Apartments, Casa de Monterey, and Shadowood Apartments. The decrease in general and administrative expenses is primarily due to a decrease in asset management fees and reimbursements. Effective January 1, 1998, the Asset Management Agreement was amended to reduce the dollar amounts that could be paid for both asset management fees and reimbursements. The fees for the first three months of 1998 were based upon the prior allowed higher amounts. Adjustments were made subsequent to March 31, 1998 to adjust the 1998 expenses to revised allowable amounts. The loss on disposal of property for the three months ended March 31, 1998 resulted from the write-off of roofs that were not fully depreciated at the time of roof replacement projects at Chapelle Le Grande and Mountain View Apartments. No such loss was recorded during the three months ended March 31, 1999. Interest expense increased primarily due to an increase in the amortization of debt discounts. The increase in property taxes is primarily the result of a reduction in the 1998 tax expense due to a refund of Crosswood Park's 1996 property taxes received during the first quarter of 1998. In addition, property taxes at North Park Apartments, Chapelle Le Grande and Vista Village Apartments increased due to the timing of the receipt of property tax bills in 1999 and 1998 which affected the accruals as of March 31, 1999 and 1998. Depreciation expense increased as the result of depreciation taken on property improvements and replacements placed into service for the final three quarters of 1998 and the first quarter of 1999.

Included in general and administrative expenses at both March 31, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Venture. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 1999, the Venture had cash and cash equivalents of approximately $865,000 as compared to approximately $1,125,000 at March 31, 1998. Cash and cash equivalents decreased approximately $66,000 for the three months ended March 31, 1999, from the Registrant's fiscal year end and is the result of approximately $708,000 of cash used in financing activities and approximately $440,000 of cash used in investing activities, which is partially offset by approximately $1,082,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Venture's properties. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender. The Venture invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Venture and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

North Park Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that North Park Apartments requires approximately $129,000 of capital improvements over the near term. The Venture has budgeted capital improvements of approximately $85,000 for 1999 at this property consisting primarily of electrical upgrades, balconies and driveway and parking lot repairs. As of March 31, 1999, approximately $12,000 has been incurred consisting primarily of flooring replacements.

Chapelle Le Grande Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Chapelle Le Grande Apartments requires approximately $122,000 of capital improvements over the near term. The Venture has budgeted capital improvements of approximately $32,000 for 1999 at this property consisting primarily of roofing, siding/trim/facia/soffits, driveway and parking lot repairs, landscaping and irrigation. As of March 31, 1999, approximately $5,000 has been incurred consisting primarily of appliance and flooring replacements.

Terrace Garden Townhouses:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Terrace Garden Townhouses requires approximately $370,000 of capital improvements over the near term. The Venture has budgeted capital improvements of approximately $38,000 for 1999 at this property consisting primarily of roofing, gutters and downspouts, HVAC, siding/trim/facia/soffits, exterior painting, balconies, driveway and parking lot repairs, landscaping and irrigation. As of March 31, 1999, approximately $10,000 has been incurred consisting primarily of appliance and flooring replacements.

Forest Ridge Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Forest Ridge Apartments requires approximately $284,000 of capital improvements over the near term. The Venture has budgeted capital improvements of approximately $83,000 for 1999 at this property consisting primarily of gutters and downspouts, exterior painting, driveway and parking lot repairs, exterior lighting, and landscaping and irrigation. As of March 31, 1999, approximately $17,000 has been incurred consisting primarily of building renovations, heating upgrades, appliance and flooring replacements.

Scotchollow Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Scotchollow Apartments requires approximately $382,000 of capital improvements over the near term. The Venture has budgeted capital improvements of approximately $125,000 for 1999 at this property consisting primarily of balconies, driveway and parking lot repairs, exterior lighting, landscaping and irrigation, and termite protection. As of March 31, 1999, approximately $70,000 has been incurred consisting primarily of balcony, driveway and parking lot repairs, a roofing project, lighting, appliance and flooring replacements and golf cart purchases.

Pathfinder Village Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Pathfinder Village Apartments requires approximately $591,000 of capital improvements over the near term. The Venture has budgeted capital improvements of approximately $74,000 for 1999 at this property consisting primarily of roofing, electrical upgrades, siding/trim/facia/soffits, exterior painting, stairwells, balconies, driveway and parking lot repairs, landscaping and irrigation, and termite protection. As of March 31, 1999, approximately $64,000 has been incurred consisting primarily of balcony repairs, building improvements, and appliance and flooring replacements. In addition to such near term capital expenditures, the Managing General Partner has recently identified a severe termite infestation on this property that will cost an estimated $150,000 to correct. As more fully discussed below, the Venture is negotiating a remediation plan (the "Termite Remediation") to enable such treatment to be made as expeditiously as possible.

Buena Vista Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Buena Vista Apartments requires approximately $102,000 of capital improvements over the near term. The Venture has budgeted capital improvements of approximately $28,000 for 1999 at this property consisting primarily of carpet and vinyl replacements and swimming pool repairs. As of March 31, 1999, approximately $5,000 has been incurred consisting primarily of swimming pool repairs and flooring replacements.

Mountain View Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Mountain View Apartments requires approximately $149,000 of capital improvements over the near term. The Venture has budgeted capital improvements of approximately $50,000 for 1999 at this property consisting primarily of carpet and vinyl replacements, land improvements and outdoor furniture. As of March 31, 1999, approximately $5,000 has been incurred consisting of appliance and flooring replacements.

Crosswood Park Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Crosswood Park Apartments requires approximately $129,000 of capital improvements over the near term. The Venture has budgeted capital improvements of approximately $54,000 for 1999 at this property consisting primarily of siding/trim/soffits, exterior painting, stairwells, and balconies. As of March 31, 1999, approximately $30,000 has been incurred consisting of balcony repairs, building improvements, appliance and flooring replacements and heating upgrades.

Casa De Monterey Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Casa De Monterey Apartments requires approximately $106,000 of capital improvements over the near term. The Venture has budgeted capital improvements of approximately $43,000 for 1999 at this property consisting primarily of carpet and vinyl replacements. As of March 31, 1999, approximately $37,000 has been incurred consisting of land and building improvements, water heater and plumbing repairs, appliance, cabinets/countertops and flooring replacements.

The Bluffs Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that The Bluffs Apartments requires approximately $75,000 of capital improvements over the near term. The Venture has budgeted capital improvements of approximately $41,000 for 1999 at this property consisting primarily of carpet and vinyl replacements, parking lot repairs, building improvements and signage. As of March 31, 1999, the property has just commenced its capital improvements with approximately $1,000 being incurred, consisting of appliance and water heater replacements.

Watergate Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Watergate Apartments requires approximately $211,000 of capital improvements over the near term. The Venture has budgeted capital improvements of approximately $42,000 for 1999 at this property consisting primarily of roofing, electrical upgrades, landscaping and irrigation. As of March 31, 1999, approximately $13,000 has been incurred consisting of flooring replacements.

Shadowood Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Shadowood Apartments requires approximately $435,000 of capital improvements over the near term. The Venture has budgeted capital improvements of approximately $36,000 for 1999 at this property consisting primarily of gutters and downspouts, HVAC, siding/trim/facia/soffits, exterior painting, balconies, driveway and parking lot repairs, landscaping and irrigation, fences, and pool repairs. As of March 31, 1999, approximately $10,000 has been incurred consisting of air conditioning, and HVAC upgrades and light fixtures and appliance replacements.

Vista Village Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Vista Village Apartments requires approximately $326,000 of capital improvements over the near term. The Venture has budgeted capital improvements of approximately $66,000 for 1999 at this property consisting primarily of roofing, HVAC, electrical upgrades, driveway and parking lot repairs, exterior lighting, landscaping and irrigation, termite protection, and life support systems. As of March 31, 1999, approximately $25,000 has been incurred consisting of sewer replacement, drapery purchases and water heater, appliance and flooring replacement.

Tower of Westchester Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Tower of Westchester Apartments requires approximately $681,000 of capital improvements over the near term. The Venture has budgeted capital improvements of approximately $91,000 for 1999 at this property consisting primarily of carpet replacements, cabinet replacements and appliance replacements. As of March 31, 1999, approximately $86,000 has been incurred consisting of balcony replacements, handicap accessible renovations, lighting upgrades, and building improvements, appliance and flooring replacement. Of these near term capital expenditures, the Managing General Partner believes that the balconies on this property require prompt remedial work that will cost an estimated $700,000. As more fully discussed below, the Venture is negotiating a remediation plan (the "Balcony Remediation") to enable such repairs to be made as expeditiously as possible.

Budgeted capital improvements which total approximately $888,000 for the Venture are expected to be funded from each of the property's replacement reserves. In conjunction with the December, 1997 refinancing of the mortgages encumbering all of the properties, the second mortgage note holder limits the funding of capital improvements to $300.00 per unit per annum. As a result, the capital improvement budgets for each of the Venture's properties have been prepared in accordance with the maximum limits permitted by the second mortgage notes. Any additional capital improvements planned for 1999 at the Venture's properties will be made only to the extent of cash available from operations and Venture reserves.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Registrant's senior loans encumbering all of its properties total approximately $108,652,000 and are being amortized over 25 years, with a balloon payment of $91,352,000 due January 2008. The Registrant's junior loans, which also mature January 2008, total approximately $30,526,000 and require monthly payments based upon monthly excess cash flow for each property. The Managing General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Venture will risk losing such properties through foreclosure.

Capital expenditures of $1,749,286 in excess of the amounts budgeted under the terms of the Senior Loans and the Junior Loans were made with respect to the Properties during 1998. The Managing General Partner believes that the owners of the Senior Loans and the Junior Loans at the time such capital expenditures were made informed of, and orally consented to, such capital expenditures and the payment therefore out of cash flows that otherwise would have been used to pay debt service on the Junior Loans. The use of these cash flows are these purposes has not caused any deliquencies in the payment of principal, interest, or other charges on the Senior Loans. In addition, certain scheduled capital expenditures were not made on a timely basis in compliance with the terms of the Senior Loans and the Junior Loans.

The Venture currently is negotiating documentation relating to such prior unscheduled capital expenditures, such deliquent capital expenditures and remedial plans for the Termite Remediation and the Balcony Remediation (with the intent that such plans would be paid for out of cash flow that otherwise would be utilized to pay debt service on the Junior Loans), with the current owner of the Junior Loans and the servicer for the Senior Loans. The Venture and the owner of the Junior Loans have agreed in principle upon documentation relating to such prior unscheduled capital expenditures and deliqent capital expenditures, which included lender estoppels, a complete release of the Venture, consent of the owners of the Senior Loans and the servicer for the same for capital expenditures in excess of current limits, and placement of a lockbox on the properties. Despite such agreement in principle, however, there can be no assurance that all of the parties will reach agreement with respect to such documentation or such remedial plans, or the effect that any such documentation or remedial plans will have upon the operation of Towers of Westchester and Pathfinder Village, the operations of the Venture, or the amortization of the Junior Debt. In addition, the Managing General Partner believes that the current limitations on capital expenditures with respect to the properties are unrealistic, given the age and state of repair of the properties. There can be no assurance that the owners of the Senior Loans or the Junior Loans will approve any increase in such capital expenditues at any time, or that the properties owned by the Venture will be maintained in the future in an acceptable or marketable state of repair.

There were no cash distributions to the partners of either of the Partnerships for the three months ended March 31, 1999 and 1998. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions; future cash distributions are, however, subject to the order of distributions as stipulated by the Venture's Plan of Reorganization. The source of future distributions will depend upon the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnerships' distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnerships will generate sufficient funds from operations, after required capital expenditures and the order of distributions as stipulated by the Venture's Plan of Reorganization, to permit any distributions to partners in 1999 or subsequent periods.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Venture.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Venture. The Venture could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations.
To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at March 31, 1999, a 1% increase or decrease in market interest rates would not have a material impact on the Venture.

The following table summarizes the Venture's debt obligations at December 31, 1998. The interest rates are weighted-average rates. The fair value of the debt obligations approximate the recorded value as of December 31, 1998.

                      Principal     Weighted-average
                   (in thousands)     Interest Rate
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

          b)   Reports on Form 8-K:

          None filed during the quarter ended March 31, 1999.




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

                              VMS NATIONAL PROPERTIES JOINT VENTURE
                              (Registrant)

                              VMS National Residential Portfolio I

                              By: MAERIL, Inc.
                              Managing General Partner

                              By: /s/Patrick J. Foye
                                  Patrick J. Foye
                                  Executive Vice President


                              By: /s/Carla R. Stoner
                                  Carla R. Stoner
                                  Senior Vice President Finance
                                  and Administration

                              VMS National Residential Portfolio II

                              By: /s/Patrick J. Foye
                                  Patrick J. Foye
                                  Executive Vice President


                              By: /s/Carla R. Stoner
                                  Carla R. Stoner
                                  Senior Vice President Finance
                                  and Administration


                              Date: May 17, 1999