Form 10-Q
period 1999-06-30
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 1999-08-11
CIK 789089

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from_________to__________

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

                            COMBINED BALANCE SHEETS
                                 (in thousands)


                                                  June 30,       December 31,

                                                    1999             1998

                                                 (Unaudited)        (Note)

  Assets:

    Cash and cash equivalents                   $     999       $     931

    Receivables and deposits                        1,753           2,163

    Restricted escrows                              2,844           2,596

    Other assets                                      370             418

    Investment properties:

      Land                                         13,404          13,404

      Buildings and related personal property     133,985         133,223

      Less accumulated depreciation               (83,655)        (80,798)

                                                   63,734          65,829

                                                $  69,700       $  71,937

Liabilities and Partners' Deficit

Liabilities

    Accounts payable                            $     533       $     405

    Tenant security deposit liabilities             1,062           1,108

    Accrued property taxes                            561           1,047

    Other liabilities                                 587             493

    Accrued interest                                  908           1,076

    Mortgage notes payable                        138,692         139,732

    Notes payable                                  39,615          37,458

    Deferred gain on extinguishment of debt        42,225          42,225

  Partners' Deficit                              (154,483)       (151,607)

                                                $  69,700       $  71,937


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

                       COMBINED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per interest data)

                                   Three Months Ended       Six Months Ended

                                        June 30,                June 30,

                                     1999       1998        1999        1998

Revenues:

  Rental income                  $ 6,815     $ 6,606    $13,599     $13,064

  Other income                       304         264        576         550

  Casualty gain                       --          --         --         223

    Total revenues                 7,119       6,870     14,175      13,837

Expenses:

  Operating                        2,303       2,495      4,583       4,921

  General and administrative         187         150        352         348

  Depreciation                     1,409       1,387      2,857       2,778

  Interest                         4,143       4,167      8,354       8,266

  Property taxes                     442         391        905         805

  Loss on disposal of property        --          49         --         126

     Total expenses                8,484       8,639     17,051      17,244

Net loss                         $(1,365)    $(1,769)   $(2,876)    $(3,407)

Net loss allocated to

  general partners (2%)          $   (28)    $   (35)   $   (58)    $   (68)

Net loss allocated to

  limited partners (98%)          (1,337)     (1,734)    (2,818)     (3,339)

                                 $(1,365)    $(1,769)   $(2,876)    $(3,407)
Net loss per limited

  partnership interest:

  Portfolio I (644 interests

    issued and outstanding)      $(1,469)    $(1,902)   $(3,094)    $(3,663)

  Portfolio II (267 interests

    issued and outstanding)      $(1,469)    $(1,906)   $(3,095)    $(3,670)

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

              COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                                 (in thousands)


                                                  VMS National Residential Portfolio I
                                                          Limited Partners
                               General    Accumulated   Subscription
                              Partners      Deficit         Notes         Total       Total
Partners' deficit at
  December 31, 1998          $(3,445)    $(102,751)     $   (506)      $(103,257)   $(106,702)

Net loss for the six months
  ended June 30, 1999            (41)       (1,992)           --          (1,992)      (2,033)

Partner's deficit at
  June 30, 1999              $(3,486)    $(104,743)     $   (506)      $(105,249)   $(108,735)

                                                 VMS National Residential Portfolio II
                                                          Limited Partners
                               General    Accumulated   Subscription
                              Partners      Deficit         Notes         Total       Total

Partners' deficit at
  December 31, 1998          $(1,442)    $ (43,134)     $   (329)      $ (43,463)   $ (44,905)

Net loss for the six months
  ended June 30, 1999            (17)         (826)           --            (826)   $    (843)

Partner's deficit at
  June 30, 1999              $(1,459)    $ (43,960)     $   (329)      $ (44,289)   $ (45,748)

Combined total               $(4,945)    $(148,703)     $   (835)      $ 149,538    $(154,483)


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

                       COMBINED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                             Six Months Ended

                                                                 June 30,

                                                             1999       1998

Cash flows from operating activities:

  Net loss                                                $ (2,876) $ (3,407)

  Adjustments to reconcile net loss to net

    cash provided by operating activities:

    Depreciation                                             2,857     2,778

    Amortization of discounts and loan costs                 2,157     1,970

    Loss on disposal of property                                --       126

    Casualty gain                                               --      (223)

    Change in accounts:

      Receivables and deposits                                 410       146

      Other assets                                              48       272

      Accounts payable                                         128       152

      Tenant security deposit liabilities                      (46)       17

      Accrued property taxes                                  (486)     (112)

      Accrued interest                                         160     1,768

      Other liabilities                                         94      (556)

         Net cash provided by operating activities           2,446     2,931

Cash flows from investing activities:

  Property improvements and replacements                      (762)   (1,160)

  Net deposits to restricted escrows                          (248)   (2,343)

  Net insurance proceeds                                        --        24

         Net cash used in investing activities              (1,010)   (3,479)

Cash flows from financing activities:

  Payments on mortgage notes payable                        (1,368)     (883)

  Payments received on subscription notes                       --         9

         Net cash used in financing activities              (1,368)     (874)

Net increase (decrease) in cash and cash equivalents            68    (1,422)

Cash and cash equivalents at beginning of period               931     2,510

Cash and cash equivalents at end of period                $    999  $  1,088

Supplemental disclosure of cash flow information:

  Cash paid for interest                                  $  6,036  $  4,528

Supplemental disclosure of non-cash activity:

   Accrued interest added to mortgage notes payable       $    328  $    724


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

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited combined financial statements of VMS National Properties Joint Venture (the "Venture" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the combined financial statements and footnotes thereto included in the Venture's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Basis of Accounting:

The accompanying combined financial statements include the accounts of VMS National Residential Portfolio I ("Portfolio I") VMS National Residential Portfolio II ("Portfolio II"), the Venture and subpartnerships
("Subpartnerships"). Significant interpartnership accounts and transactions have been eliminated from these combined financial statements.

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

All of the senior-lien debt was refinanced on December 29, 1997 (as so refinanced, the "Senior Debt").

(c) As it pertained to the existing BH junior mortgages on the retained properties, the FDIC reduced its claim on two of the properties to $300,000 per property evidenced by a non-interest bearing note scheduled to mature January 15, 2000, and left in place liens for the full amount of its claims at the petition date for all other retained properties. Interest on the former FDIC loans for these retained properties accrued at 10% per annum on the FDIC value (total property value per the FDIC's June 1992 valuations less the property's senior lien indebtedness) commencing as of the first day of the month of the Effective Date and monthly payments of interest only at 7% per annum on the FDIC value will commence with the first monthly payment due thereafter.
(The retained property governed by a HUD Regulatory Agreement made payments of interest only following the approval by HUD of the Surplus Cash calculation.)
On October 28, 1995, the FDIC sold all of the debt it held related to the retained properties to BlackRock Capital Finance, L.P. The debt amounts and terms were not modified. On December 29, 1997, all of the junior mortgages were refinanced (as so refinanced, the "Junior Debt").

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

(f) The Venture entered into a Revised Restructured Amended and Restated Asset Management Agreement (the "Revised Asset Management Agreement") with Insignia. Effective October 1, 1993, Insignia took over the asset management of the Venture's retained properties and partnership functions for the Venture. The Revised Asset Management Agreement provided for an annual compensation of $500,000 to be paid to Insignia in equal monthly installments. In addition, Insignia received reimbursement for all accountable expenses incurred in connection with their services up to $200,000 per calendar year. These amounts are to be paid from the available operating cash flow of the Venture's retained complexes after the payment of operating expenses and priority reserve funding for insurance, real estate and personal property taxes and senior and junior mortgage payments. If insufficient operating cash flow exists after the funding of these items, the balance of asset management fees and reimbursements may be paid from available partnership cash sources. Additionally, the asset management fee payable will be reduced proportionately for each of the Venture's retained complexes which are sold or otherwise disposed of from time to time. Accordingly, the fee was reduced upon the disposition of Bellevue and Carlisle Square in 1996. Effective January 1, 1998, in relation to the refinancing of the Senior Debt on December 29, 1997 (see "Note D"), the Venture and Managing General Partner agreed to amend the Asset Management Agreement to reduce the annual asset management fee payable to $300,000 per year and to reduce the annual reimbursement for accountable expenses to $100,000.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Venture has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Subpartnership activities. The Revised Asset Management Agreement, which was executed in conjunction with the Venture's Plan, provided for (i) certain payments to affiliates for real estate advisory services and asset management of the Venture's retained properties for an annual compensation of $500,000 and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Venture up to $200,000 per annum. Effective January 1, 1998, in relation to the refinancing of the Senior Debt on December 29, 1997, the Venture and Managing General Partner agreed to amend the Asset Management Agreement to reduce the annual asset management fee payable to $300,000 per year and to reduce the annual reimbursement for accountable expenses to $100,000.

Included in investment properties and operating expenses of the Venture are construction oversight reimbursements, paid to an affiliate of the Managing General Partner, of approximately $3,000 for the six months ended June 30, 1999. There were no construction oversight reimbursements paid for the six months ended June 30, 1998.

Asset management fees of approximately $152,000 and $161,000 were paid to an affiliate of the Managing General Partner for the six months ended June 30, 1999 and 1998, respectively.

Affiliates of the Managing General Partner are entitled to receive a percentage of the gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $571,000 and $558,000 for the six months ended June 30, 1999 and 1998, respectively.

In addition, affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $50,000 and $55,000 for the six months ended June 30, 1999 and 1998, respectively. These expenses are included in general and administrative expenses.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $71,000 and $73,000 for the six months ended June 30, 1999 and 1998, respectively. These expenses are included in general and administrative expenses.

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

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At June 30, 1999 and 1998, the outstanding balance of $79,000 is included in other liabilities.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the Plan. There were no property dispositions for which proceeds were received during the six months ended June 30, 1999 and 1998.

On June 16, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 275.06 (42.71% of the total outstanding interests) interests of limited partnership interest in VMS National Residential Portfolio I ("VMS I") for a purchase price of $41 per unit. In addition, on July 8, 1999, AIMCO Properties, L.P. commenced a tender offer to purchase up to 114.94 (43.05% of the total outstanding interests) interests of limited partnership interest in VMS National Residential Portfolio II ("VMS II") for a purchase price of $98 per unit. The offers expired on July 30, 1999. Pursuant to the offers, AIMCO Properties, L.P. acquired 17.25 interests in VMS I and 14.16 interests in VMS II, representing 2.68% and 5.30% of the total outstanding interests, respectively. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in VMS I or VMS II or the Partnership for cash or in exchange for interests in the operating partnership of AIMCO.

NOTE E - SEGMENT REPORTING

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

Segment information for the six months ended June 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Venture administration related items and income and expense not allocated to the reportable segment.

1999
                                         Residential   Other      Totals

Rental income                              $13,599      $    --  $ 13,599
Other income                                   567            9       576
Interest expense                             6,197        2,157     8,354
Depreciation                                 2,857           --     2,857
General and administrative expense              --          352       352
Segment loss                                  (376)      (2,500)   (2,876)
Total assets                                68,969          731    69,700
Capital expenditures                           762           --       762

1998
                                         Residential   Other      Totals

Rental income                             $ 13,064       $   --  $ 13,064
Other income                                   532           18       550
Interest expense                             6,296        1,970     8,266
Depreciation                                 2,778           --     2,778
General and administrative expense              --          348       348
Casualty gain                                  223           --       223
Loss on disposal of property                   126           --       126
Segment loss                                (1,107)      (2,300)   (3,407)
Total assets                                72,040          735    72,775
Capital expenditures                         1,160           --     1,160

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

Average occupancy rates for the six months ended June 30, 1999 and 1998, for all of the Venture's properties are as follows:

                                             Average Occupancy

Property                                   1999             1998

North Park Apartments
  Evansville, IN                           95%              97%

Chapelle Le Grande
  Merrillville, IN                         92%              93%

Terrace Gardens
  Omaha, NE                                97%              97%

Forest Ridge Apartments
  Flagstaff, AZ                            92%              90%

Scotchollow
  San Mateo, CA                            91%              94%

Pathfinder
  Fremont, CA                              90%              91%

Buena Vista Apartments
  Pasadena, CA                             100%             99%

Mountain View Apartments
  San Dimas, CA                            99%              98%

Crosswood Park
  Citrus Heights, CA                       95%              96%

Casa de Monterey
  Norwalk, CA                              98%              94%

The Bluffs
  Milwaukie, OR                            95%              97%

Watergate Apartments
  Little Rock, AR                          93%              93%

Shadowood Apartments
  Monroe, LA                               96%              96%

Vista Village Apartments
  El Paso, TX                              94%              94%

The Towers of Westchester Park
  College Park, MD                         99%              96%

The Managing General Partner attributes the occupancy fluctuations at the properties to the following: an increase at Casa de Monterey due to an improvement in the curb appeal and cosmetics of the property in addition to improved market conditions; decrease at Scotchollow due to an increase in rental rates and an increase at The Towers of Westchester Park due to a stronger rental market and more aggressive marketing.

Results from Operations

The Venture recorded a net loss for the six months ended June 30, 1999 of approximately $2,876,000 as compared to a net loss of approximately $3,407,000 for the six months ended June 30, 1998. For the three months ended June 30, 1999, the Venture recorded a net loss of approximately $1,365,000 as compared to a net loss of approximately $1,769,000 for the three months ended June 30, 1998. The decrease in net loss is primarily attributable to an increase in total revenues and a decrease in total expenses. The increase in total revenues is due to an increase in rental and other income, which is partially offset by the recording of a casualty gain for the six months ended June 30, 1998. Rental income increased mainly due to an increase in average annual rental rates at all fifteen of the Venture's investment properties along with occupancy increases at five of the properties which more than offset the occupancy decreases at six of the properties. Other income increased due to increases in corporate unit, deposit forfeitures and late charges. A casualty gain of $223,000 was recorded during the six months ended June 30, 1998 in connection with a fire that damaged eight of the two hundred forty six units at Pathfinder Village.

Total expenses decreased due to a reduction in operating expenses and, to a lesser extent, the recording of a loss on disposal of property during the six months ended June 30, 1998, which more than offset the increase in depreciation, interest and property tax expense. Operating expenses decreased primarily due to a decrease in insurance expense at all of the Venture's investment properties as a result of a change in insurance carriers. Operating expenses also decreased as a result of the completion of the following projects during the six months ended June 30, 1998: exterior painting at Buena Vista, Mountain View and Casa de Monterey; interior building improvements at Pathfinder Village, Watergate, Vista Village, Towers at Westchester, Terrace Gardens, Forest Ridge Apartments and Scotchollow, and exterior building improvements at Crosswood Park, North Park Apartments and Shadowood Apartments. The loss on disposal of property for the six months ended June 30, 1998 resulted from the write-off of roofs that were not fully depreciated at the time of roof replacement projects at Chapelle Le Grande, and Casa de Monterey and Mountain View Apartments. No such loss was recorded during the six months ended June 30, 1999. Interest expense increased primarily due to an increase in the amortization of debt discounts. The increase in property taxes is primarily the result of a reduction in the 1998 tax expense due to a refund of Crosswood Park's 1996 property taxes received during the first quarter of 1998. In addition, property taxes at North Park Apartments, Chapelle Le Grande, Mountain View Apartments and Vista Village Apartments increased due to the timing of the receipt of property tax bills in 1999 and 1998 which affected the accruals as of June 30, 1999 and 1998. Depreciation expense increased as the result of depreciation taken on property improvements and replacements placed into service for the final two quarters of 1998 and the first two quarters of 1999.

General and administrative expense remained relatively constant for the six months ended June 30, 1999 compared to the same period in 1998. However, such expenses increased for the three month period primarily due to an increase in legal fees incurred in relation to negotiations with the holder of the Junior Loans concerning certain required capital expenditures at the properties as more fully discussed below. Included in general and administrative expenses at both June 30, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Venture. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Venture had cash and cash equivalents of approximately $999,000 as compared to approximately $1,088,000 at June 30, 1998. Cash and cash equivalents increased approximately $68,000 for the six months ended June 30, 1999, from the Venture's fiscal year end. The increase in cash and cash equivalents is the result of approximately $2,446,000 of cash provided by operating activities, which is partially offset by approximately $1,010,000 of cash used in investing activities and approximately $1,368,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and, to a lessor extent, net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Venture's properties. The Venture invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Venture and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Venture's properties are detailed below.

Budgeted capital improvements which total approximately $888,000 for the Venture are expected to be funded from each of the property's replacement reserves. In conjunction with the December, 1997 refinancing of the mortgages encumbering all of the properties, the Junior Loans limit the funding of capital improvements to $300.00 per unit per annum. As a result, the capital improvement budgets for each of the Venture's properties have been prepared in accordance with the maximum limits permitted by the Junior Loans. Any additional capital improvements planned for 1999 at the Venture's properties will be made only to the extent of cash available from operations and Venture reserves.

North Park Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that North Park Apartments requires approximately $129,000 of capital improvements over the next few years. The Venture has budgeted capital improvements of approximately $85,000 for 1999 at this property which include certain of the required improvements and consist primarily of electrical upgrades, balconies and driveway and parking lot repairs. As of June 30, 1999, approximately $20,000 has been incurred consisting primarily of flooring replacements.

Chapelle Le Grande Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Chapelle Le Grande Apartments requires approximately $122,000 of capital improvements over the next few years. The Venture has budgeted capital improvements of approximately $32,000 for 1999 at this property which include certain of the required improvements and consist primarily of roofing, siding/trim/facia/soffits, driveway and parking lot repairs, landscaping and irrigation. As of June 30, 1999, approximately $23,000 has been incurred consisting primarily of appliance, roof and flooring replacements.

Terrace Garden Townhouses:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Terrace Garden Townhouses requires approximately $370,000 of capital improvements over the next few years. The Venture has budgeted capital improvements of approximately $38,000 for 1999 at this property which include certain of the required improvements and consist primarily of roofing, gutters and downspouts, HVAC, siding/trim/facia/soffits, exterior painting, balconies, driveway and parking lot repairs, landscaping and irrigation. As of June 30, 1999, approximately $23,000 has been incurred consisting primarily of appliance and flooring replacements. In addition, the Managing General Partner has recently identified roofing and garage door repairs that will be necessary in the foreseeable future, which will cost an estimated $46,000. As more fully discussed below, the Venture is negotiating a remediation plan (the "Roof Remediation") to enable these repairs to be made as needed.

Forest Ridge Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Forest Ridge Apartments requires approximately $284,000 of capital improvements over the next few years. The Venture has budgeted capital improvements of approximately $83,000 for 1999 at this property which include certain of the required improvements and consist primarily of gutters and downspouts, exterior painting, driveway and parking lot repairs, exterior lighting, and landscaping and irrigation. As of June 30, 1999, approximately $47,000 has been incurred consisting primarily of building renovations, heating upgrades, appliance and flooring replacements.

Scotchollow Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Scotchollow Apartments requires approximately $382,000 of capital improvements over the next few years. The Venture has budgeted capital improvements of approximately $125,000 for 1999 at this property which include certain of the required improvements and consist primarily of balconies, driveway and parking lot repairs, exterior lighting, landscaping and irrigation, and termite protection. As of June 30, 1999, approximately $92,000 has been incurred consisting primarily of balcony, driveway and parking lot repairs, a roofing project, lighting, water heater, appliance and flooring replacements and golf cart purchases.

Pathfinder Village Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Pathfinder Village Apartments requires approximately $591,000 of capital improvements over the next few years. The Venture has budgeted capital improvements of approximately $74,000 for 1999 at this property which include certain of the required improvements and consist primarily of roofing, electrical upgrades, siding/trim/facia/soffits, exterior painting, stairwells, balconies, driveway and parking lot repairs, landscaping and irrigation, and termite protection. As of June 30, 1999, approximately $111,000 has been incurred consisting primarily of balcony repairs, building improvements, and appliance and flooring replacements. In addition to such capital expenditures, the Managing General partner has identified a severe termite infestation on this property that will cost an estimated $170,000 to correct. As more fully discussed below, the Venture is negotiating a remediation plan (the "Termite Remediation") to enable such treatment to be made as expeditiously as possible.

Buena Vista Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Buena Vista Apartments requires approximately $102,000 of capital improvements over the next few years. The Venture has budgeted capital improvements of approximately $28,000 for 1999 at this property which include certain of the required improvements and consist primarily of carpet and vinyl replacements and swimming pool repairs. As of June 30, 1999, approximately $10,000 has been incurred consisting primarily of swimming pool repairs and flooring replacements.

Mountain View Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Mountain View Apartments requires approximately $149,000 of capital improvements over the next few years. The Venture has budgeted capital improvements of approximately $50,000 for 1999 at this property which include certain of the required improvements and consist primarily of carpet and vinyl replacements, land improvements and outdoor furniture. As of June 30, 1999, approximately $12,000 has been incurred consisting of appliance and flooring replacements.

Crosswood Park Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Crosswood Park Apartments requires approximately $129,000 of capital improvements over the next few years. The Venture has budgeted capital improvements of approximately $54,000 for 1999 at this property which include certain of the required improvements and consist primarily of siding/trim/soffits, exterior painting, stairwells, and balconies. As of June 30, 1999, approximately $60,000 has been incurred consisting of balcony repairs, building improvements, appliance and flooring replacements and heating upgrades. In addition to such capital expenditures, the Managing General Partner has recently identified certain plumbing issues on this property that will cost an estimated $340,000 to correct. As more fully discussed below, the Venture is negotiating a remediation plan (the "Plumbing Remediation") to enable those issues to be corrected as expeditiously as possible.

Casa De Monterey Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Casa De Monterey Apartments requires approximately $106,000 of capital improvements over the next few years. The Venture has budgeted capital improvements of approximately $43,000 for 1999 at this property which include certain of the required improvements and consist primarily of carpet and vinyl replacements. As of June 30, 1999, approximately $75,000 has been incurred consisting of land and building improvements, water heater and plumbing repairs, appliance, cabinets/countertops and flooring replacements.

The Bluffs Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that The Bluffs Apartments requires approximately $75,000 of capital improvements over the next few years. The Venture has budgeted capital improvements of approximately $41,000 for 1999 at this property which include certain of the required improvements and consist primarily of carpet and vinyl replacements, parking lot repairs, building improvements and signage. As of June 30, 1999, $11,000 has been incurred consisting of appliance, water heater, and flooring replacements and interior decoration.

Watergate Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Watergate Apartments requires approximately $211,000 of capital improvements over the next few years. The Venture has budgeted capital improvements of approximately $42,000 for 1999 at this property which include certain of the required improvements and consist primarily of roofing, electrical upgrades, landscaping and irrigation. As of June 30, 1999, approximately $28,000 has been incurred consisting of flooring and water heater replacements.

Shadowood Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Shadowood Apartments requires approximately $435,000 of capital improvements over the next few years. The Venture has budgeted capital improvements of approximately $36,000 for 1999 at this property which include certain of the required improvements and consist primarily of gutters and downspouts, HVAC, siding/trim/facia/soffits, exterior painting, balconies, driveway and parking lot repairs, landscaping and irrigation, fences, and pool repairs. As of June 30, 1999, approximately $19,000 has been incurred consisting of air conditioning and plumbing upgrades and light fixtures and appliance replacements.

Vista Village Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Vista Village Apartments requires approximately $326,000 of capital improvements over the next few years. The Venture has budgeted capital improvements of approximately $66,000 for 1999 at this property which include certain of the required improvements and consist primarily of roofing, HVAC, electrical upgrades, driveway and parking lot repairs, exterior lighting, landscaping and irrigation, termite protection, and life support systems. As of June 30, 1999, approximately $98,000 has been incurred consisting of air conditioning upgrades, painting, and flooring replacements.

Tower of Westchester Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Tower of Westchester Apartments requires approximately $681,000 of capital improvements over the next few years. The Venture has budgeted capital improvements of approximately $91,000 for 1999 at this property which include certain of the required improvements and consist primarily of carpet replacements, cabinet replacements and appliance replacements. As of June 30, 1999, approximately $133,000 has been incurred consisting of balcony replacements, handicap accessible renovations, heating, lighting and sprinkler system upgrades, building improvements, swimming pool repairs and appliance and flooring replacement. Of these required capital expenditures, the Managing General Partner believes that the balconies on this property require prompt remedial work that may cost up to $1,500,000. As more fully discussed below, the Venture is negotiating a remediation plan (the "Balcony Remediation") to enable such repairs to be made as expeditiously as possible.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Senior Loans encumbering all of the properties total approximately $108,316,000 and are being amortized over 25 years, with a balloon payment of $91,352,000 due January 2008. The Junior Loans, which also mature January 2008, total approximately $30,376,000 and require monthly payments based upon monthly excess cash flow for each property. The Managing General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Venture will risk losing such properties through foreclosure.

Capital expenditures of $1,749,286 in excess of the amounts budgeted under the terms of the Senior Loans and the Junior Loans were made with respect to the Properties during 1998. The Managing General Partner believes that the owners of the Senior Loans and the Junior Loans at the time such capital expenditures were made were informed of, and orally consented to, such capital expenditures and the payment therefore out of cash flows that otherwise would have been used to pay debt service on the Junior Loans. The use of these cash flows for these purposes has not caused any delinquencies in the payment of principal, interest, or other charges on the Senior Loans. In addition, certain scheduled capital expenditures were not made on a timely basis in compliance with the terms of the Senior Loans and the Junior Loans. Compliance is expected to be waived and such expenditures are in process.

The Venture currently is negotiating documentation relating to such prior unscheduled capital expenditures, such delinquent capital expenditures and remedial plans for the Termite Remediation, the Balcony Remediation, the Roof Remediation and the Plumbing Remediation (with the intent that such plans would be paid for out of cash flow that otherwise would be utilized to pay debt service on the Junior Loans), with the current owner of the Junior Loans and the servicer for the Senior Loans. The Venture and the owner of the Junior Loans have agreed in principle upon documentation relating to such prior unscheduled capital expenditures and delinquent capital expenditures, which includes lender estoppels, a complete release of the Venture, consent of the owners of the Senior Loans and the servicer for the same for capital expenditures in excess of current limits, placement of a lockbox on the properties and to the Termite Remediation, the Balcony Remediation, the Roof Remediation and the Plumbing Remediation. Despite such agreement in principle, however, there can be no assurance that all of the parties will reach agreement with respect to such documentation or such remedial plans, or the effect that any such documentation or remedial plans will have upon the operation of Towers of Westchester, Pathfinder Village, Crosswood Apartments or Terrace Garden Townhouses, the operations of the Venture, or the amortization of the Junior Debt. The implementation of the Termite Remediation, the Balcony Remediation, the Roof Remediation and the Plumbing Remediation may cause the Junior Loans to negatively amortize for a significant period of time and increase the balloon payments due thereon at the end of the term. In addition, the Managing General Partner believes that the current limitations on capital expenditures with respect to the properties are unrealistic, given the age and state of repair of the properties. There can be no assurance that the owners of the Senior Loans or the Junior Loans will approve any increase in such capital expenditures at any time, or that the properties owned by the Venture will be maintained in the future in an acceptable or marketable state of repair.

There were no cash distributions to the partners of either of the Subpartnerships for the six months ended June 30, 1999 and 1998. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Subpartnerships' ability to make cash distributions; future cash distributions are, however, subject to the order of distributions as stipulated by the Venture's Plan of Reorganization. The source of future distributions will depend upon the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Subpartnerships' distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Subpartnerships will generate sufficient funds from operations, after required capital expenditures and the order of distributions as stipulated by the Venture's Plan of Reorganization, to permit any distributions to partners in 1999 or subsequent periods.

Tender Offer

On June 16, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 275.06 (42.71% of the total outstanding interests) interests of limited partnership interest in VMS National Residential Portfolio I ("VMS I") for a purchase price of $41 per unit. In addition, on July 8, 1999, AIMCO Properties, L.P. commenced a tender offer to purchase up to 114.94 (43.05% of the total outstanding interests) interests of limited partnership interest in VMS National Residential Portfolio II ("VMS II") for a purchase price of $98 per unit. The offers expired on July 30, 1999. Pursuant to the offers, AIMCO Properties, L.P. acquired 17.25 interests in VMS I and 14.16 interests in VMS II, representing 2.68% and 5.30% of the total outstanding interests, respectively. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in VMS I or VMS II or the Partnership for cash or in exchange for interests in the operating partnership of AIMCO.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations.
To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at June 30, 1999, a 1% increase or decrease in market interest rates would not have a material impact on the Venture.

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

b)   Reports on Form 8-K:

     None filed during the quarter ended June 30, 1999.

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

                              VMS NATIONAL PROPERTIES JOINT VENTURE
                              (Registrant)

                              VMS National Residential Portfolio I

                              By:  MAERIL, Inc.
                                   Managing General Partner

                             By:   /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                             By:   /s/Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President - Finance
                                   and Administration

                              VMS National Residential Portfolio II

                              By:  Maeril, Inc.

                             By:   /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                             By:   /s/Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President - Finance
                                   and Administration


                             Date: August 11, 1999