Form 10-Q
period 1999-09-30
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 1999-11-12
CIK 789089

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

                         Commission file number 0-14194


                     VMS NATIONAL PROPERTIES JOINT VENTURE
             (Exact name of registrant as specified in its charter)



        Illinois                                       36-3311347
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                         55 Beattie Place, PO Box 1089
                       Greenville, South Carolina  29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                          (Issuer's telephone number)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         PART I _ FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

a)

                      VMS NATIONAL RESIDENTIAL PORTFOLIO I
                      VMS NATIONAL RESIDENTIAL PORTFOLIO II
                        (Illinois limited partnerships)
     VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

                            COMBINED BALANCE SHEETS
                                 (in thousands)

                                                   September 30,  December 31,
                                                        1999          1998
                                                    (Unaudited)      (Note)
Assets:
Cash and cash equivalents                            $     785      $     931
Receivables and deposits                                 2,220          2,163
Restricted escrows                                       3,005          2,596
Other assets                                               365            418
Investment properties:
Land                                                    13,404         13,404
Buildings and related personal property                134,496        133,223
Less accumulated depreciation                          (85,107)       (80,798)
                                                        62,793         65,829
                                                      $ 69,168       $ 71,937
Liabilities and Partners' Deficit:
Liabilities
  Accounts payable                                    $    454       $    405
Tenant security deposits liabilities                     1,100          1,108
Accrued property taxes                                     967          1,047
Other liabilities                                          567            493
Accrued interest                                         1,064          1,076
Mortgage notes payable                                 137,855        139,732
Notes payable                                           40,693         37,458
Deferred gain on extinguishment of debt                 42,225         42,225
Partners' Deficit                                     (155,757)      (151,607)
                                                      $ 69,168       $ 71,937


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

                       COMBINED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                       1999        1998       1999       1998
Revenues:
Rental income                      $   6,874    $  6,691   $ 20,473   $ 19,755
Other income                             381         332        957        882
Casualty gain                             --           7         --        230
Total revenues                         7,255       7,030     21,430     20,867

Expenses:
Operating                              2,268       2,598      6,851      7,519
General and administrative               149         184        501        532
Depreciation                           1,452       1,456      4,309      4,234
Interest                               4,211       4,243     12,565     12,509
Property taxes                           449         456      1,354      1,261
Loss on disposal of property              --          62         --        188
Total expenses                         8,529       8,999     25,580     26,243

Net loss                            $ (1,274)   $ (1,969)  $ (4,150)  $ (5,376)

Net loss allocated
to general partners (2%)            $    (25)   $    (40)  $    (83)  $   (108)
Net loss allocated
to limited partners (98%)             (1,249)     (1,929)    (4,067)    (5,268)
                                    $ (1,274)   $ (1,969)  $ (4,150)  $ (5,376)
Net loss per limited
partnership interest:
Portfolio I (644 interests
  issued and outstanding)           $ (1,370)   $ (2,117)  $ (4,464)  $ (5,780)
Portfolio II (267 interests
  issued and outstanding)           $ (1,370)   $ (2,120)  $ (4,465)  $ (5,790)

            See Accompanying Notes to Combined Financial Statements


c)

                      VMS NATIONAL RESIDENTIAL PORTFOLIO I
                     VMS NATIONAL RESIDENTIAL PORTFOLIO II
                        (Illinois limited partnerships)
     VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

              COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                   VMS National Residential Portfolio I
                                              Limited Partners
                        General   Accumulated  Subscription
                        Partners    Deficit        Notes        Total       Total

Partners' deficit at
December 31, 1998      $(3,445)   $(102,751)    $    (506)   $(103,257)  $(106,702)

Net loss for the
nine months ended
September 30, 1999         (59)      (2,875)           --       (2,875)     (2,934)

Partners' deficit at
 September 30, 1999    $(3,504)   $(105,626)     $   (506)   $(106,132)  $(109,636)




                                 VMS National Residential Portfolio II
                                              Limited Partners_
                        General   Accumulated  Subscription
                        Partners    Deficit        Notes        Total       Total

Partners' deficit at
December 31, 1998      $(1,442)    $(43,134)     $   (329)   $ (43,463)  $ (44,905)

Net loss for the
nine months ended
September 30, 1999         (24)      (1,192)           --       (1,192)     (1,216)

Partners' deficit at
 September 30, 1999    $(1,466)   $ (44,326)     $   (329)   $ (44,655)  $ (46,121)

Combined total         $(4,970)   $(149,952)     $   (835)   $(150,787)  $(155,757)

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

                       COMBINED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                          Nine Months Ended
                                                            September 30,
                                                          1999        1998
Cash flows from operating activities:
Net loss                                               $  (4,150)   $ (5,376)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation                                               4,309       4,234
Amortization of discounts                                  3,235       2,999
Loss on disposal of property                                  --         188
Casualty gain                                                 --        (230)
Change in accounts:
Receivables and deposits                                     (57)        (41)
Other assets                                                  53          64
Accounts payable                                              49          94
Tenant security deposit liabilities                           (8)         34
Accrued property taxes                                       (80)        261
Accrued interest                                             477       2,619
Other liabilities                                             74        (512)


Net cash provided by operating activities                  3,902       4,334
Cash flows from investing activities:
Property improvements and replacements                    (1,273)     (2,438)
Net deposits to restricted escrows                          (409)     (2,348)
Net insurance proceeds                                        --         329
Net cash used in investing activities                     (1,682)     (4,457)
Cash flows from financing activities:
Payments on mortgage notes payable                        (2,366)     (1,358)
Payments received on subscription notes                       --          11
Net cash used in financing activities                     (2,366)     (1,347)
Net decrease in cash and cash equivalents                   (146)     (1,470)
Cash and cash equivalents at beginning of period             931       2,510
Cash and cash equivalents at end of period             $     785    $  1,040
Supplemental disclosure of cash flow information:
Cash paid for interest                                 $   8,852    $  6,619
Supplemental disclosure of non-cash activity:
Accrued interest added to mortgage notes payable       $     489    $  1,556

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

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A _ BASIS OF PRESENTATION

The accompanying unaudited combined financial statements of VMS National Properties Joint Venture (the "Venture" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the combined financial statements and footnotes thereto included in the Venture's Annual Report on Form 10-K for the year ended December 31, 1998.

Basis of Accounting:

The accompanying combined financial statements include the accounts of VMS National Residential Portfolio I ("Portfolio I") VMS National Residential Portfolio II ("Portfolio II"), the Venture and subpartnerships
("Subpartnerships"). Significant interpartnership accounts and transactions have been eliminated from these combined financial statements.

NOTE B _ TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998, and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Venture.

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

(e) The VMS/Stout Joint Venture (the "VMS/Stout Venture") was formed pursuant to an agreement dated August 18, 1984, which was amended and restated on October 4, 1984. VMS Realty Partners has a 50% interest and affiliates of the Seller (as defined below) have a 50% interest in the VMS/Stout Venture. The VMS/Stout Venture, the J.D. Stout Company ("Stout") and certain affiliates of Stout entered into a contract of sale dated August 18, 1984, which was amended on October 4, 1984. The contract provided for the sale by Stout and other owners (collectively the "Seller") of the 51 residential apartment complexes to the VMS/Stout Venture. The VMS/Stout Venture assigned its interest as purchaser to the Venture. During 1987, Stout assigned its interest in the VMS/Stout Joint Venture to ContiTrade Service Corporation ("ContiTrade"). On November 17, 1993, VMS Realty Partners assigned its interest in the VMS/Stout Joint Venture to the Partners Liquidating Trust. The VMS/Stout Joint Venture was granted an allowed claim in the amount of $49,535,000 for the Assignment and Long-Term Loan Arrangement Notes payable to them by the Venture. Payments totaling $3,475,000 in conjunction with this allowed claim were made to the nonaffiliated members of the VMS/Stout Joint Venture on October 7, 1993. The Venture also executed a $4,000,000 promissory note dated September 1, 1993, to ContiTrade Service Corporation (the "ContiTrade Note") in connection with these allowed note claims. The ContiTrade Note represents a prioritization of payments to ContiTrade of the first $4,000,000 in repayments made under the existing Assignment and Long-Term Arrangement Notes payable to the VMS/Stout Joint Venture, and does not represent an additional $4,000,000 claim payable to ContiTrade. In addition to prioritizing ContiTrade's receipt of the first $4,000,000 of repayments on the old notes, the ContiTrade Note provides for 5% non-compounding interest on the outstanding principal balance calculated daily on the basis of a 360 day year. The ContiTrade Note was secured by a Deed of Trust, Assignment of Rents and Security Agreement on each of the Venture's retained properties, and provided ContiTrade with other approval rights as to the ongoing operations of the Venture's retained properties. The ContiTrade Note, which was scheduled to mature January 15, 2000, was paid off on December 29, 1997.

(f) The Venture entered into a Revised Restructured Amended and Restated Asset Management Agreement (the "Revised Asset Management Agreement") with Insignia. Effective October 1, 1993, Insignia took over the asset management of the Venture's retained properties and partnership functions for the Venture. The Revised Asset Management Agreement provided for an annual compensation of $500,000 to be paid to Insignia in equal monthly installments. In addition, Insignia received reimbursement for all accountable expense incurred in connection with their services up to $200,000 per calendar year. These amounts are to be paid from the available operating cash flow of the Venture's retained complexes after the payment of operating expenses and priority reserve funding for insurance, real estate and personal property taxes and senior and junior mortgage payments. If insufficient operating cash flow exists after the funding of these items, the balance of asset management fees and reimbursements may be paid from available partnership cash sources. Additionally, the asset management fee payable will be reduced proportionately for each of the Venture's retained complexes which are sold or otherwise disposed of from time to time. Accordingly, the fee was reduced upon the disposition of Bellevue and Carlisle Square in 1996. Effective January 1, 1998, in relation to the refinancing of the Senior Debt on December 29, 1997 (see "Note D"), the Venture and Managing General Partner agreed to amend the Asset Management Agreement to reduce the annual asset management fee payable to $300,000 per year and to reduce the annual reimbursement for accountable expenses to $100,000.

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

Asset management fees of approximately $229,000 and $230,000 were paid to an affiliate of the Managing General Partner for the nine months ended September 30, 1999 and 1998, respectively.

Affiliates of the Managing General Partner are entitled to receive a percentage of the gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $862,000 and $838,000 for the nine months ended September 30, 1999 and 1998, respectively.

In addition, affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $75,000 and $77,000 for the nine months ended September 30, 1999 and 1998, respectively. These expenses are included in general and administrative expenses. Included in investment properties and operating expenses of the Venture are construction oversight reimbursements, paid to an affiliate of the Managing General Partner, of approximately $5,000 and $54,000 for the nine months ended September 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $107,000 and $108,000 for the nine months ended September 30, 1999 and 1998, respectively. These expenses are included in general and administrative expenses.

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

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At September 30, 1999 and 1998, the outstanding balance of $79,000 is included in other liabilities.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the Plan. There were no property dispositions for which proceeds were received during the nine months ended September 30, 1999 and 1998.

On June 16, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 275.06 interests of limited partnership interest in VMS National Residential Portfolio I ("Portfolio I") (approximately 42.71% of the total outstanding interests) for a purchase price of $41 per unit. In addition, on July 8, 1999, AIMCO Properties, L.P. commenced a tender offer to purchase up to 114.94 interests of limited partnership interest in VMS National Residential Portfolio II ("Portfolio II") (approximately 43.05% of the total outstanding interests) for a purchase price of $98 per unit. The offers expired on July 30, 1999. Pursuant to the offers, AIMCO Properties, L.P. acquired 17.25 interests in Portfolio I and 14.16 interests in Portfolio II, representing approximately 2.68% and approximately 5.30% of the total outstanding interests, respectively. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in Portfolio I or Portfolio II or the Venture for cash or in exchange for interests in the operating partnership of AIMCO.

On October 19, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, executed agreements to purchase the Junior Debt and certain residual claims. The consummation of these transactions is subject to several conditions precedent which, in substance, must be satisfactory to AIMCO Properties, L.P. and the servicer of the Senior Debt. There can be no assurance that any of such transactions will be consummated upon the terms and conditions of the executed agreements, on different terms and conditions, or at all.

NOTE E - MORTGAGE NOTES REFINANCED

On December 29, 1997, the Venture refinanced the mortgages encumbering all of its 15 properties. The refinancing resulted in each property being encumbered by new Senior and Junior Debt. The Senior Debt each have an interest rate of 8.5% per annum and require monthly payments of principal and interest based on a 25 year amortization period. Balloon payments of approximately $91,352,000 will be due at maturity (January 1, 2008). The Junior Debt, which aggregates approximately $29,822,000 each have an interest rate of 10.84% per annum and require monthly payments based on excess monthly cash flow, as defined, for each property. The difference between the accrued amount of the stated rate and the actual payment is transferred to the outstanding principal. All of the debt matures on January 1, 2008, and the Senior Debt includes prepayment penalties if paid prior to January 1, 2007. The Senior Debt retained similar terms for the previous indebtedness regarding note face amounts and agreed valuation amounts. Upon refinancing, the Senior Debt was recorded at the agreed valuation amount of $110,000,000, which was less than the $152,225,000 face amount of the Senior Debt. If the Venture defaults on the new mortgage notes payable or is unable to pay the outstanding agreed valuation amounts upon maturity, then the note face amounts become due. Accordingly, the Venture deferred recognition of a gain of $42,225,000, which is the difference between the refinanced note face amounts and the agreed valuation amounts. All the debt is cross-collateralized, but it is not cross-defaulted. As of September 30, 1999, the outstanding balance of the Senior and Junior Debt was approximately $108,033,000 and $29,822,000, respectively.

NOTE F - SEGMENT REPORTING

Description of the types of products and services from which reportable segment derives its revenues:

The Venture has one reportable segment: residential properties. The Venture's residential property segment consists of fifteen apartment complexes located in California (6 properties), Oregon (1 property), Texas (1 property), Indiana (2 properties), Louisiana (1 property), Maryland (1 property), Nebraska (1 property), Arkansas (1 property), and Arizona (1 property). The Venture rents apartment units to tenants for terms that are typically twelve months or less.

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

Segment information for the nine months ended September 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes Venture administration related items and income and expense not allocated to the reportable segment.

                  1999                    Residential     Other      Totals
Rental income                               $20,473       $  --     $20,473
Other income                                    944          13         957
Interest expense                              9,330       3,235      12,565
Depreciation                                  4,309          --       4,309
General and administrative expense               --         501         501
Segment loss                                   (427)     (3,723)     (4,150)
Total assets                                 68,788         380      69,168
Capital expenditures                          1,273          --       1,273

                  1998                    Residential     Other      Totals
Rental income                               $19,755      $    --    $19,755
Other income                                    829           53        882
Casualty gain                                   230           --        230
Interest expense                              9,510        2,999     12,509
Depreciation                                  4,234           --      4,234
General and administrative expense               --          532        532
Loss on disposal of property                    188           --        188
Segment loss                                 (1,898)      (3,478)    (5,376)
Total assets                                 71,589          725     72,314
Capital expenditures                          2,438           --      2,438

NOTE G - LEGAL PROCEEDINGS

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

Average occupancy rates for the nine months ended September 30, 1999 and 1998, for all of the Venture's properties are as follows:

                                           Average Occupancy
Property                                    1999       1998

North Park Apartments
Evansville, IN                              95%        97%
Chapelle Le Grande
Merrillville, IN                            93%        93%
Terrace Gardens
Omaha, NE                                   97%        95%
Forest Ridge Apartments
Flagstaff, AZ                               94%        89%
Scotchollow
San Mateo, CA                               91%        95%
Pathfinder
Fremont, CA                                 91%        91%
Buena Vista Apartments
Pasadena, CA                                100%       99%
Mountain View Apartments
San Dimas, CA                               99%        98%
Crosswood Park
Citrus Heights, CA                          96%        95%
Casa de Monterey
Norwalk, CA                                 98%        95%
The Bluffs
Milwaukie, OR                               94%        96%
Watergate Apartments
Little Rock, AR                             92%        90%
Shadowood Apartments
Monroe, LA                                  96%        95%
Vista Village Apartments
El Paso, TX                                 93%        95%
The Towers of Westchester Park
College Park, MD                            99%        97%

The Managing General Partner attributes the occupancy fluctuations at the properties to the following: an increase at Casa de Monterey due to an improvement in the curb appeal of the property in addition to improved market conditions; decrease at Scotchollow due to an increase in rental rates and an increase at Forest Ridge Apartments due to a stronger rental market and more aggressive marketing.

Results of Operations

The Venture recorded a net loss for the nine months ended September 30, 1999 of approximately $4,150,000 as compared to a net loss of $5,376,000 for the corresponding period in 1998. For the three months ended September 30, 1999, the Venture recorded a net loss of approximately $1,274,000 as compared to a net loss of approximately $1,969,000 for the corresponding period in 1998. The decrease in net loss for both the three and nine month periods is primarily attributable to an increase in total revenues and a decrease in total expenses. The increase in total revenues is due to an increase in rental and other income which is partially offset by the recording of a casualty gain for the nine months ended September 30, 1998. No such gain was recorded for the nine months ended September 30, 1999. Rental income increased mainly due to an increase in average annual rental rates at all fifteen of the Venture's investment properties along with occupancy increases at nine of the properties, which more than offset the decreases at four other properties. Other income increased due to increases in corporate unit income, lease cancellation fees and late charges. A casualty gain of approximately $230,000 was recorded during the nine months ended September 30, 1998 in connection with a fire that damaged eight of the two hundred forty-six units at Pathfinder Village.

Total expenses for both three and nine month periods decreased primarily due to a reduction in operating expense and, to a lesser extent, due to the fact that no loss on disposal of property was recorded during the nine months ended September 30, 1999, as was for the nine months ended September 30, 1998. However, for the comparable nine month period, such decrease in total expenses was slightly offset by increases in depreciation, interest and property tax expenses. Each of the foregoing expenses decreased slightly during the comparable three month period. Operating expense decreased primarily due to a decrease in hazard insurance expense at all of the Venture's investment properties as a result of a change in insurance carriers. Operating expense also decreased as a result of the completion of the following projects during the nine months ended September 30, 1998: exterior painting at North Park, Buena Vista, Mountain View, Scotchollow, and Casa De Monterey; interior building improvements at all of the properties, and exterior building improvements at Crosswood Park, North Park, Watergate, Pathfinder and Shadowood Apartments.
The loss on disposal of property for the nine months ended September 30, 1998 resulted from the write-off of roofs that were not fully depreciated at the time of roof replacement projects at Chapelle Le Grande, Pathfinder, Casa de Monterey and Mountain View. No such loss was recorded during the nine months ended September 30, 1999. Interest expense increased primarily due to an increase in the amortization of debt discounts. Property taxes increased due to an increase in property tax rates at Mountain View, Watergate, and Vista Village. Depreciation expense increased as the result of depreciation taken on property improvements and replacements placed into service for the final two quarters of 1998 and the first two quarters of 1999.

General and administrative expense decreased slightly for the three and nine months ended September 30, 1999 compared to the same periods in 1998 primarily due to the payment of a trustee fee for the nine months ended September 30, 1998 in connection with the 1997 modification of the Venture's bankruptcy plan, which allowed the Senior and Junior Debts to be refinanced. Included in general and administrative expenses for the nine months ended September 30, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Venture. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Venture, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Venture from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Venture from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 1999, the Venture had cash and cash equivalents of approximately $785,000 as compared to approximately $1,040,000 at September 30, 1998. Cash and cash equivalents decreased approximately $146,000 for the nine months ended September 30, 1999, from the Venture's fiscal year end. The decrease in cash and cash equivalents is the result of approximately $2,366,000 of cash used in financing activities and $1,682,000 of cash used in investing activities which is partially offset by approximately $3,902,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lessor extent, net deposits to escrow accounts maintained by the mortgage lender. The Venture invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Venture and to comply with Federal, state and local legal and regulatory requirements. Capital improvements planned for each of the Venture's properties are detailed below.

Budgeted capital improvements which total approximately $888,000 for the Venture are expected to be funded from each of the property's replacement reserves. In conjunction with the December, 1997 refinancing of the mortgages encumbering all of the properties, the Junior Debt limit the funding of capital improvements to $300.00 per unit per annum. As a result, the capital improvement budgets for each of the Venture's properties have been prepared in accordance with the maximum limits permitted by the Junior Debt. As of September 30, 1999, several of the properties have exceeded the $300.00 per unit in allowable capital improvements. However, the Venture has not received notification from the holder of the Junior Debt that these additional capital improvement expenditures are unreasonable or in violation of their funding limits. The additional capital improvements incurred at various of the properties were funded from operations and Venture reserves.

North Park Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that North Park Apartments requires approximately $129,000 of capital improvements over the next few years. The Venture has budgeted capital improvements of approximately $85,000 for 1999 at this property which include certain of the required improvements and consist primarily of electrical upgrades, balconies and driveway and parking lot improvements. As of September 30, 1999, approximately $35,000 has been incurred consisting primarily of flooring replacements.

Chapelle Le Grande Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Chapelle Le Grande Apartments requires approximately $122,000 of capital improvements over the next few years. The Venture has budgeted capital improvements of approximately $32,000 for 1999 at this property which include certain of the required improvements and consist primarily of roofing, siding/trim/facia/soffits, driveway and parking lot improvements, landscaping and irrigation. As of September 30, 1999, approximately $39,000 has been incurred consisting primarily of appliance, roof and flooring replacements and air conditioning upgrades.

Terrace Garden Townhouses:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Terrace Garden Townhouses requires approximately $370,000 of capital improvements over the next few years. The Venture has budgeted capital improvements of approximately $38,000 for 1999 at this property which include certain of the required improvements and consist primarily of roofing, gutters and downspouts, HVAC, siding/trim/facia/soffits, balconies, driveway and parking lot improvements, landscaping and irrigation.
As of September 30, 1999, approximately $50,000 has been incurred consisting primarily of appliance and flooring replacements and heating system enhancements.

Forest Ridge Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Forest Ridge Apartments requires approximately $284,000 of capital improvements over the next few years. The Venture has budgeted capital improvements of approximately $83,000 for 1999 at this property which include certain of the required improvements and consist primarily of gutters and downspouts, driveway and parking lot improvements, exterior lighting, and landscaping and irrigation. As of September 30, 1999, approximately $76,000 has been incurred consisting primarily of building renovations, heating system upgrades, and parking lot, appliance and flooring replacements.

Scotchollow Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Scotchollow Apartments requires approximately $382,000 of capital improvements over the next few years. The Venture has budgeted capital improvements of approximately $125,000 for 1999 at this property which include certain of the required improvements and consist primarily of balconies, driveway and parking lot improvements, exterior lighting, landscaping and irrigation. As of September 30, 1999, approximately $181,000 has been incurred consisting primarily of balcony, driveway and parking lot improvements, landscaping, a roofing project, golf cart purchases and lighting, water heater, appliance and flooring replacements.

Pathfinder Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Pathfinder Apartments requires approximately $591,000 of capital improvements over the next few years. The Venture has budgeted capital improvements of approximately $74,000 for 1999 at this property which include certain of the required improvements and consist primarily of roofing, electrical upgrades, siding/trim/facia/soffits, stairwells, balconies, driveway and parking lot improvements, landscaping and irrigation. As of September 30, 1999, approximately $168,000 has been incurred consisting primarily of balcony and building improvements, landscaping and appliance and flooring replacements. In addition to such capital expenditures, the Managing General Partner has identified a severe termite infestation on this property that will cost an estimated $170,000 to correct. As more fully discussed below, the Venture is negotiating a remediation plan (the "Termite Remediation") to enable such treatment to be made as expeditiously as possible.

Buena Vista Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Buena Vista Apartments requires approximately $102,000 of capital improvements over the next few years. The Venture has budgeted capital improvements of approximately $28,000 for 1999 at this property which include certain of the required improvements and consist primarily of carpet and vinyl replacements and swimming pool improvements. As of September 30, 1999, approximately $81,000 has incurred consisting primarily of swimming pool replacements and flooring and plumbing replacements.

Mountain View Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Mountain View Apartments requires approximately $149,000 of capital improvements over the next few years. The Venture has budgeted capital improvements of approximately $50,000 for 1999 at this property which include certain of the required improvements and consist primarily of carpet and vinyl replacements, land improvements and outdoor furniture. As of September 30, 1999, approximately $27,000 has been incurred consisting of appliance and flooring replacements.

Crosswood Park Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Crosswood Park Apartments requires approximately $129,000 of capital improvements over the next few years. The Venture has budgeted capital improvements of approximately $54,000 for 1999 at this property which include certain of the required improvements and consist primarily of siding/trim/soffits, stairwells, and balconies. As of September 30, 1999, approximately $73,000 has been incurred consisting of balcony and building improvements, office equipment purchases, appliance and flooring replacements and heating upgrades.

Casa De Monterey Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Casa De Monterey Apartments requires approximately $106,000 of capital improvements over the next few years. The Venture has budgeted capital improvements of approximately $43,000 for 1999 at this property which include certain of the required improvements and consist primarily of carpet and vinyl replacements. As of September 30, 1999, approximately $105,000 has been incurred consisting of land improvements, water heater and plumbing upgrades, and appliance, cabinets/countertops and flooring replacements.

The Bluffs Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that The Bluffs Apartments requires approximately $75,000 of capital improvements over the next few years. The Venture has budgeted capital improvements of approximately $41,000 for 1999 at this property which include certain of the required improvements and consist primarily of carpet and vinyl replacements, parking lot improvements, building improvements and signage. As of September 30, 1999, $21,000 has been incurred consisting of appliance, water heater, and flooring replacements and interior decoration.

Watergate Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Watergate Apartments requires approximately $211,000 of capital improvements over the next few years. The Venture has budgeted capital improvements of approximately $42,000 for 1999 at this property which include certain of the required improvements and consist primarily of roofing, electrical upgrades, landscaping and irrigation. As of September 30, 1999, approximately $57,000 has been incurred consisting of flooring and water heater replacements and swimming pool enhancements.

Shadowood Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Shadowood Apartments requires approximately $435,000 of capital improvements over the next few years. The Venture has budgeted capital improvements of approximately $36,000 for 1999 at this property which include certain of the required improvements and consist primarily of gutters and downspouts, HVAC, siding/trim/facia/soffits, balconies, driveway and parking lot improvements, landscaping and irrigation, fences, and pool improvements. As of September 30, 1999, approximately $35,000 has been incurred consisting of air conditioning and plumbing upgrades and light fixtures, flooring and appliance replacements.

Vista Village Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Vista Village Apartments requires approximately $326,000 of capital improvements over the next few years. The Venture has budgeted capital improvements of approximately $66,000 for 1999 at this property which include certain of the required improvements and consist primarily of roofing, HVAC, electrical upgrades, driveway and parking lot replacements, exterior lighting, landscaping and irrigation. As of September 30, 1999, approximately $137,000 has been incurred consisting of air conditioning and plumbing upgrades, and appliance and flooring replacements.

Tower of Westchester Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Tower of Westchester Apartments requires approximately $681,000 of capital improvements over the next few years. The Venture has budgeted capital improvements of approximately $91,000 for 1999 at this property which include certain of the required improvements and consist primarily of carpet, cabinet and appliance replacements. As of September 30, 1999, approximately $188,000 has been incurred consisting of balcony replacements, handicap accessible renovations, heating, lighting and sprinkler system upgrades, building, plumbing, swimming pool improvements, appliance and flooring replacement and equipment purchases. Of these required capital expenditures, the Managing General Partner believes that the balconies on this property require prompt remedial work that may cost up to $1,500,000. As more fully discussed below, the Venture is negotiating a remediation plan (the "Balcony Remediation") to enable such repairs to be made as expeditiously as possible.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Senior Debt encumbering all of the properties totals approximately $108,033,000 and is being amortized over 25 years, with a balloon payment of $91,352,000 due January 2008. The Junior Debt, which also matures January 2008, totals approximately $29,822,000 and requires monthly payments based upon monthly excess cash flow for each property. The Managing General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Venture will risk losing such properties through foreclosure.

Capital expenditures of $1,749,286 in excess of the amounts budgeted under the terms of the Senior and Junior Debt were made with respect to the properties during 1998. The Managing General Partner believes that the owners of the Senior and Junior Debt at the time such capital expenditures were made were informed of, and orally consented to, such capital expenditures and the payment therefore out of cash flows that otherwise would have been used to pay debt service on the Junior Debt. The use of these cash flows for these purposes has not caused any delinquencies in the payment of principal, interest, or other charges on the Senior Debt. In addition, certain scheduled capital expenditures were not made on a timely basis in compliance with the terms of the Senior and Junior Debt. Compliance is expected to be waived and such expenditures are in process.

AIMCO and the Venture are currently negotiating documentation relating to such prior unscheduled capital expenditures, such delinquent capital expenditures and remedial plans for the Termite Remediation and the Balcony Remediation and increased capital expenditure reserves for all properties owned by the Venture with the current owner of the Junior Debt and the servicer for the Senior Debt (with the intent that such plans and additional reserves would be paid for out of cash flow that otherwise would be utilized to pay debt service on the Junior Debt ("Cap Ex Documentation")). Despite such agreement in principle, however, there can be no assurance that all of the parties will reach agreement with respect to such documentation or such remedial plans, or the effect that any such documentation or remedial plans will have upon the operations of Towers of Westchester or Pathfinder, the operations of the Venture, or the amortization of the Junior Debt. The implementation of the Termite Remediation and the Balcony Remediation may cause the Junior Debt to negatively amortize for a significant period of time and increase the balloon payments due thereon at the end of the term. There can be no assurance that the owners of the Senior or Junior Debt will approve any increase in such capital expenditures at any time, or that the properties owned by the Venture will be maintained in the future in an acceptable or marketable state of repair.

On October 19, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, executed agreements to purchase the Junior Debt and certain residual claims. The consummation of these transactions is subject to several conditions precedent, including, without limitation, execution of the Cap Ex Documentation (as defined herein), in substance satisfactory to AIMCO Properties, L.P., and the servicer of the Senior Debt. There can be no assurance that any or such transactions will be consummated upon the terms and conditions described herein, on different terms and conditions or at all.

There were no cash distributions to the partners of either of the Subpartnerships for the nine months ended September 30, 1999 and 1998. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Subpartnerships' ability to make cash distributions. Future cash distributions are, however, subject to the order of distributions as stipulated by Venture's Plan of Reorganization. The source of future distributions will depend upon the levels of net cash generated from operations, the availability of cash reserves, and timing of debt maturities, refinancings and/or property sales. The Subpartnerships' distribution policies are reviewed on an annual basis. There can be no assurance, however, that the Subpartnerships will generate sufficient funds from operations, after required capital expenditures and the order of distributions as stipulated by the Venture's Plan of Reorganization, to permit any distributions to partners during the remainder of 1999 or subsequent periods.

Tender Offer

On June 16, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 275.06 interests of limited partnership interest in VMS National Residential Portfolio I ("Portfolio I") (approximately 42.71% of the total outstanding interests) for a purchase price of $41 per unit. In addition, on July 8, 1999, AIMCO Properties, L.P. commenced a tender offer to purchase up to 114.94 interests of limited partnership interest in VMS National Residential Portfolio II ("Portfolio II") (approximately 43.05% of the total outstanding interests) for a purchase price of $98 per unit. The offers expired on July 30, 1999. Pursuant to the offers, AIMCO Properties, L.P. acquired 17.25 interests in Portfolio I and 14.16 interests in Portfolio II, representing approximately 2.68% and approximately 5.30% of the total outstanding interests, respectively. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in Portfolio I and Portfolio II or the Venture for cash or in exchange for interests in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations.
To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at September 30, 1999, a 1% increase or decrease in market interest rates would not have a material impact on the Venture.

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


b)   Reports on Form 8-K:

     None filed during the quarter ended September 30, 1999.


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



                                 VMS NATIONAL PROPERTIES JOINT VENTURE
                                 (Registrant)

                                 VMS National Residential Portfolio I

                                 By:     MAERIL, Inc.
                                         Managing General Partner


                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller


                                 VMS National Residential Portfolio II

                                 By:     MAERIL, Inc.
                                         Managing General Partner


                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller


                                 Date:   November 12, 1990