Form 10-K
period 1999-12-31
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2000-03-27
CIK 789089

March 27, 2000

United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   VMS National Properties Joint Venture
      Form 10-K

      File No. 0-14194


To Whom it May Concern:

The accompanying Form 10-K for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,




Stephen Waters
Real Estate Controller


              FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D.C. 20549

                                    Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                       For the fiscal year ended December 31, 1999

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

                    Issuer's telephone number (864) 239-1000

       Securities registered under Section 12(b) of the Exchange Act:

                                      None

              Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest

                                (Title of class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

State issuer's revenues for its most recent fiscal year.  $28,658,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE


                                     PART I

Item 1.     Description of Business

VMS National Properties Joint Venture (the "Venture" or the "Registrant"), of which the general partners are VMS National Residential Portfolio I ("Portfolio I") and VMS National Residential Portfolio II ("Portfolio II"), was formed in September 1984. Portfolio I and Portfolio II are collectively referred to as the "Partnerships". The Partnerships are limited partnerships formed in September 1984, under the Uniform Limited Partnership Act of the State of Illinois. Effective December 12, 1997, the managing general partner of each of the Partnerships was transferred from VMS Realty Investment, Ltd. ("VMSRIL") (formerly VMS Realty Partners) to MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), a wholly-owned subsidiary of MAE GP Corporation ("MAE GP") and an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged with Insignia Properties Trust ("IPT"), which was an affiliate of Insignia. Effective October 1, 1998 and February 26, 1999, Insignia and IPT were respectively merged into Apartment Investment and Management Company ("AIMCO"). Thus, the Managing General Partner is now a wholly-owned subsidiary of AIMCO.

From the period October 26, 1984, through June 16, 1985, the Partnerships sold 912 Limited Partnership Interests at a price of $150,000 per Limited Partnership Interest for a total of $136,800,000. The Interests of each Partnership were offered in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act"), and Regulation D thereunder. The participation interest in the Venture of Portfolio I and Portfolio II is approximately 71% and 29%, respectively. See Note H to the combined Financial Statements for information as to capital contributions of partners.

The Venture originally acquired 51 residential apartment complexes located throughout the United Sates. At December 31, 1999, 34 of the Venture's properties had been foreclosed and two had been sold. The Venture continues to own and operate the remaining 15 residential apartment complexes (see "Item 2. Description of Properties").

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

The real estate business in which the Registrant is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Both the income and expenses of operating the properties owned by the Registrant are subject to factors outside of the Registrant's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Registrant.

There have been, and it is possible there may be other, Federal, state, and local legislation and regulations enacted relating to the protection of the environment. The Venture is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Venture.

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

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998, and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Venture.

Segments

Segment data for the years ended December 31, 1999, 1998, and 1997 is included in "Item 8. Financial Statements and Supplementary Data - Note K" and is an integral part of the Form 10-K.

Item 2.  Description of Properties

The following table sets forth the Venture's remaining investment in properties:

                                                 Date of
    Property (1)                                 Purchase               Use

    Buena Vista Apartments                       10/26/84             Apartment
      Pasadena, CA                                                    92 Units

    Casa de Monterey                             10/26/84             Apartment
      Norwalk, CA                                                     144 Units

    Crosswood Park                               12/05/84             Apartment
      Citrus Heights, CA                                              180 Units

    Mountain View Apartments                     10/26/84             Apartment
      San Dimas, CA                                                   168 Units

    Pathfinders Village                          10/26/84             Apartment
      Freemont, CA                                                    246 Units

    Scotchollow                                  10/26/84             Apartment
      San Mateo, CA                                                   418 Units

    The Bluffs                                   10/26/84             Apartment
      Milwaukee, OR                                                   137 Units

    Vista Village Apartments                     10/26/84             Apartment
      El Paso, TX                                                     220 Units

    Chapelle Le Grande                           12/05/84             Apartment
      Merrillville, IN                                                105 Units

    North Park Apartments                        11/14/84             Apartment
       Evansville, IN                                                 284 Units

    Shadowood Apartments                         11/14/84             Apartment
      Monroe, LA                                                      120 Units

    Towers of Westchester Park                   10/26/84             Apartment
      College Park, MD                                                303 Units

    Terrace Gardens                              10/26/84             Apartment
      Omaha, NE                                                       126 Units

    Watergate Apartments                         10/26/84             Apartment
      Little Rock, AR                                                 140 Units

    Forest Ridge Apartments                      10/26/84             Apartment
      Flagstaff, AZ                                                   278 Units

(1) All properties are fee ownership, each subject to a first and second mortgage.

Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                              Gross
                            Carrying   Accumulated                                 Federal
Property                      Value    Depreciation     Method        Rate        Tax Basis
                                 (in thousands)                                (in thousands)

North Park Apartments       $ 10,475    $ 6,516       SL/200% DBL  5-27.5 yrs      $ 2,041
Chapelle Le Grande             4,855      2,971       SL/200% DBL  5-27.5 yrs          996
Terrace Gardens                6,188      3,538       SL/150% and  5-27.5 yrs        1,696
                                                       200% DBL
Forest Ridge Apartments        8,875      5,277       SL/150% and  5-27.5 yrs        2,067
                                                       200% DBL
Scotchollow                   28,681     16,441       SL/150% DBL  5-27.5 yrs        7,567
Pathfinders Village           16,043      8,594       SL/200% DBL  5-27.5 yrs        5,913
Buena Vista Apartments         5,993      3,418       SL/200% DBL  5-27.5 yrs        1,468
Mountain View Apartments      10,847      5,759       SL/200% DBL   5-29 yrs         2,632
Crosswood Park                 9,171      5,303       SL/150% DBL   5-29 yrs         3,095
Casa de Monterey               8,092      4,698       SL/200% DBL  5-27.5 yrs        2,015
The Bluffs                     4,374      2,786       SL/200% DBL  5-27.5 yrs          728
Watergate Apartments           7,136      4,365       SL/200% DBL  5-27.5 yrs        1,521
Shadowood Apartments           4,336      2,728           SL       5-27.5 yrs          856
Vista Village Apartments       6,821      3,882           SL       5-27.5 yrs        1,685
Towers of Westchester Park    16,597     10,522           SL       5-27.5 yrs        3,056

                            $148,484    $86,798                                    $37,336

See "Note A" of the Notes to the Combined Financial Statements included in "Item 8" for a description of the Venture's depreciation policy and "Note M - Change in Accounting Principle".

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                                    Principal                                      Principal
                                    Balance At                                      Balance
                                   December 31,  Interest    Period    Maturity      Due At
            Property                   1999        Rate     Amortized    Date       Maturity
                                  (in thousands)                                 (in thousands)


North Park Apartments
   1st mortgage                   $  6,209         8.50%    25 years     01/08     $ 5,264
   2nd mortgage                      1,811        10.84%       (A)       01/08          (A)

Chapelle Le Grande
   1st mortgage                      3,184         8.50%    25 years     01/08       2,702
   2nd mortgage                        949        10.84%       (A)       01/08          (A)

Terrace Gardens
   1st mortgage                      4,405         8.50%    25 years     01/08       3,739
   2nd mortgage                      1,210        10.84%       (A)       01/08          (A)
Forest Ridge Apartments
   1st mortgage                      5,854         8.50%    25 years     01/08       4,968
   2nd mortgage                      1,644        10.84%       (A)       01/08          (A)

Scotchollow
   1st mortgage                     28,913         8.50%    25 years     01/08      24,533
   2nd mortgage                      8,058        10.84%       (A)       01/08          (A)

Pathfinders Village
   1st mortgage                     13,370         8.50%    25 years     01/08      11,336
   2nd mortgage                      3,868        10.84%       (A)       01/08          (A)

Buena Vista Apartments
   1st mortgage                      4,920         8.50%    25 years     01/08       4,171
   2nd mortgage                      1,299        10.84%       (A)       01/08          (A)

Mountain View Apartments
   1st mortgage                      7,108         8.50%    25 years     01/08       6,026
   2nd mortgage                      1,961        10.84%       (A)       01/08          (A)

Crosswood Park
   1st mortgage                      5,530         8.50%    25 years     01/08       4,688
   2nd mortgage                      1,309        10.84%       (A)       01/08          (A)

Casa de Monterey
   1st mortgage                      4,074         8.50%    25 years     01/08       3,454
   2nd mortgage                      1,178        10.84%       (A)       01/08          (A)

The Bluffs
   1st mortgage                      3,695         8.50%    25 years     01/08       3,135
   2nd mortgage                      1,044        10.84%       (A)       01/08          (A)

Watergate Apartments
   1st mortgage                      2,878         8.50%    25 years     01/08       2,440
   2nd mortgage                        799        10.84%       (A)       01/08          (A)

Shadowood Apartments
   1st mortgage                      2,236         8.50%    25 years     01/08       1,896
   2nd mortgage                        586        10.84%       (A)       01/08          (A)

Vista Village Apartments
   1st mortgage                      3,299         8.50%    25 years     01/08       2,797
   2nd mortgage                        938        10.84%       (A)       01/08          (A)

Towers of Westchester Park
   1st mortgage                     12,035         8.50%    25 years     01/08      10,203
   2nd mortgage                      3,447        10.84%       (A)       01/08          (A)

      Totals                      $137,811                                         $91,352


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

As more fully discussed in "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" AIMCO Properties, L.P. ("AIMCO LP"), which owns the Managing General Partner and which is a controlled affiliate of AIMCO, purchased (i) the junior loans on November 19, 1999, and
(ii) a significant interest in the residual value of the properties on November 16, 1999.

Rental Rates and Occupancy:

The following table sets forth the average annual rental rates and occupancy for 1999 and 1998 for each property.

                                              Average Annual            Average
                                           Rental Rates Per Unit       Occupancy
 Property                                    1999          1998      1999     1998


 North Park Apartments                  $  6,312       $  6,072       95%     97%
 Chapelle Le Grande                        8,277          8,231       92%     93%
 Terrace Gardens                           9,268          9,057       97%     95%
 Forest Ridge Apartments                   7,464          7,390       95%     89%
 Scotchollow                              15,451         14,819       93%     95%
 Pathfinders Village                      14,586         13,575       92%     90%
 Buena Vista Apartments                   13,310         12,326       99%     99%
 Mountain View Apartments                 11,213         10,567       98%     98%
 Crosswood Park                            9,435          9,050       96%     96%
 Casa de Monterey                          8,384          8,049       98%     95%
 The Bluffs                                7,066          6,883       94%     96%
 Watergate Apartments                      7,343          7,115       91%     90%
 Shadowood Apartments                      6,548          6,349       95%     95%
 Vista Village Apartments                  6,415          6,305       93%     95%
 Towers of Westchester Park               11,645         11,221       98%     97%


The Managing General Partner attributes the occupancy fluctuations at the properties to the following: an increase at Forest Ridge Apartments due to a stronger rental market and more aggressive marketing and an increase at Casa de Monterey due to an improvement in the curb appeal at the property in addition to improved market conditions.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space.

Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for each property were as follows:

                                                 1999            1999
                                                 Taxes           Rate
                                            (in thousands)

North Park Apartments                             $149           9.42%
Chapelle Le Grande                                  53          12.88%
Terrace Gardens                                     82           2.17%
Forest Ridge Apartments                             88          10.00%
Scotchollow                                        340           1.27%
Pathfinders Village                                215           1.43%
Buena Vista Apartments                              71           1.22%
Mountain View Apartments                           118           1.20%
Crosswood Park                                      86           1.05%
Casa de Monterey                                    63           1.24%
The Bluffs                                          69           1.32%
Watergate Apartments                                54           6.39%
Shadowood Apartments                                32          12.52%
Vista Village Apartments                           107           2.95%
Towers of Westchester Park                         212           3.69%

Capital Improvements:

North Park Apartments: The Venture completed approximately $45,000 in capital expenditures at North Park Apartments as of December 31, 1999, consisting primarily of appliance and flooring replacements and air conditioning upgrades. These improvements were funded from cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $85,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Chapelle Le Grande: The Venture completed approximately $53,000 in capital expenditures at Chapelle Le Grande as of December 31, 1999, consisting primarily of appliances and flooring replacements and air conditioning upgrades. These improvements were funded from cash flow. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $31,500. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Terrace Gardens: The Venture completed approximately $89,000 in capital expenditures at Terrace Gardens as of December 31, 1999, consisting primarily of appliance and flooring replacements, heating system upgrades and a roofing project. These improvements were funded from cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $37,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Forest Ridge Apartments: The Venture completed approximately $96,000 in capital expenditures at Forest Ridge Apartments as of December 31, 1999, consisting primarily of appliance and flooring replacements and heating system upgrades. These improvements were funded from replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $83,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Scotchollow: The Venture completed approximately $241,000 in capital expenditures at Scotchollow as of December 31, 1999, consisting primarily of appliance and flooring replacements, major landscaping, heating system, golf cart purchase, balcony upgrades and roofing and parking lot projects. These improvements were funded from replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $125,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Pathfinders Village: The Venture completed approximately $306,000 in capital expenditures at Pathfinders Village as of December 31, 1999, consisting primarily of appliance and flooring replacements and major building improvements. These improvements were funded from cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $73,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Buena Vista Apartments: The Venture completed approximately $109,000 in capital expenditures at Buena Vista Apartments as of December 31, 1999, consisting primarily of plumbing upgrades, water heaters and flooring replacements. These improvements were funded from cash flow. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $27,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Mountain View Apartments: The Venture completed approximately $52,000 in capital expenditures at Mountain View Apartments as of December 31, 1999, consisting primarily of flooring replacements, major landscaping and handicap accessible improvements. These improvements were funded from cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $50,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Crosswood Park: The Venture completed approximately $108,000 in capital expenditures at Crosswood Park as of December 31, 1999, consisting primarily of appliances, office equipment, flooring replacements and balcony, plumbing and building improvements. These improvements were funded from cash flow. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $54,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Casa de Monterey: The Venture completed approximately $164,000 in capital expenditures at Casa de Monterey as of December 31, 1999, consisting primarily of appliance and flooring replacements, plumbing and building improvements. These improvements were funded from cash flow. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $43,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Bluffs: The Venture completed approximately $38,000 in capital expenditures at The Bluffs as of December 31, 1999, consisting primarily of appliances and flooring replacements. These improvements were funded from replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $41,100. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Watergate Apartments: The Venture completed approximately $66,000 in capital expenditures at Watergate Apartments as of December 31, 1999, consisting primarily of water heaters, air conditioning and flooring replacements and pool improvements. These improvements were funded from cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $42,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Shadowood Apartments: The Venture completed approximately $43,000 in capital expenditures at Shadowood Apartments as of December 31, 1999, consisting primarily of appliances, air conditioning and flooring replacements. These improvements were funded from cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $36,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Vista Village Apartments: The Venture completed approximately $159,000 in capital expenditures at Vista Village Apartments as of December 31, 1999, consisting primarily of appliances, air conditioning upgrades, exterior painting, and flooring replacements. These improvements were funded from replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $66,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Towers of Westchester Park: The Venture completed approximately $288,000 in capital expenditures at Towers of Westchester Park as of December 31, 1999, consisting primarily of appliances, equipment, heating, air conditioning, plumbing, flooring replacements and pool and structural improvements. These improvements were funded from cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The Venture, the holder of the junior loan encumbering the property (AIMCO LP) and the servicer of the senior loan encumbering the property agreed, on November 19, 1999, to a procedure to assess whether or not capital expenditures in addition to permitted capital expenditures of $300 per unit per year are needed at the property and the methodology for funding any such capital expenditures, in each case as more fully described in Item 7. This methodology has been applied to Towers of Westchester. The parties agreed that this property required repairs over the next year that are estimated to cost $920,000 and that these repairs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior loans. In addition, on November 19, 1999, the parties agreed to a schedule of physical needs required at the property over the next ten years and agreed that the required capital expenditures funding on the property under the senior loan encumbering the property would be increased from $300 per unit per year to approximately $478 per unit per year, effective January 1, 2000. Accordingly the budget for 2000 is expected to be approximately $1,065,000.

The Venture has budgeted a minimum of $300 per unit or $797,400 for all of the properties except Towers of Westchester which is the limit set by the second mortgage notes for funding of capital improvements. As the Venture identifies properties which require additional improvements discussions are held with the holders of both the first and second mortgage notes for approval to perform agreed upon capital improvements.

Item 3.  Legal Proceedings

The Venture is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

The unit holders of the Partnerships did not vote on any matter during the quarter ended December 31, 1999.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholders
         Matters

From the period October 26, 1984, through June 16, 1985, Portfolio I and Portfolio II sold a total of 912 Limited Partnership Interests at a price of $150,000 per Limited Partnership Interest, for a total of $136,800,000. As of December 31, 1999, there were 795 holders of record of Portfolio I and 313 holders of record of Portfolio II, owning 644 and 267 units, respectively. As of December 31, 1998, there were 823 holders of record of Portfolio I and 332 holders of record of Portfolio II, owning a total of 644 and 267 units, respectively. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. During 1997, the number of Limited Partnership Units in Portfolio II decreased by 1 unit from 268 to 267 units due to a limited partner abandoning his/her unit. In abandoning his or her Limited Partnership Unit, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

There were no cash distributions to the partners of either of the Partnerships for the years ended December 31, 1999, 1998, and 1997. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnership's ability to make cash distributions, future cash distributions are, however, subject to the order of distributions as stipulated by the Venture's Plan of Reorganization. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures and the order of distributions as stipulated by the Venture's Plan of Reorganization, to permit any distributions to its partners in 2000 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

During 1999, AIMCO, LP an affiliate of the Managing General Partner made a tender offer to purchase units of limited partnership interest in both Portfolio I and II. As a result of the tender offer, AIMCO and its affiliates currently own 21.25 units of limited partnership interest in Portfolio I representing 3.476% of the outstanding units and 19.50 units of limited partnership interest in Portfolio II representing 7.635% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnerships for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 6.     Selected Financial Data (in thousands, except per interest data):


                                 1999         1998         1997          1996         1995
                                 ----         ----         ----          ----         ----


Total revenues from rental
  operations                    $ 28,658    $ 27,956     $ 25,577      $ 25,001     $ 27,874

Extraordinary item-gain on
  extinguishment of debt        $     --    $     --     $ 10,303 (B)  $ 14,095 (A) $ 34,598 (A)

Net (loss) income               $ (6,402)   $ (6,958)    $    606      $  1,823     $ 15,626

Net (loss) income per
limited partnership
 Portfolio I -
  644 interests                 $ (6,842)   $ (7,483)    $    654      $  1,961 (A) $ 16,791 (A)


  Portfolio II - 267            $ (6,992)   $ (7,493)    $    646 (C)  $  1,953 (A) $ 16,791 (A)
 interests

Tax (loss) income               $ (6,244)   $ (6,792)    $ (7,923)     $  3,188     $ 21,385

Tax (loss) income per
limited partnership Portfolio
 I - 644 interests              $ (6,717)   $ (7,306)    $ (8,514)     $  3,426     $ 23,448

   Portfolio   II   -    267    $ (6,717)   $ (7,306)    $ (8,514)(C)  $  3,426     $ 23,448
      interests

Total assets                    $ 68,445    $ 71,937     $ 73,542      $ 76,779     $ 88,440

Mortgage loans and notes        $179,468    $177,190     $172,904      $153,066     $158,733


A) During 1995 and 1996, respectively, five and two of the Ventures nonretained properties were foreclosed. As a result of these events, the Venture recognized extraordinary gains on the extinguishment of the related debt. As of December 31, 1996, all of the nonretained properties have been foreclosed.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matter, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the combined financial statements and other items contained elsewhere in this report.

Results from Operations

1999 Compared with 1998

The Venture recorded a net loss for the twelve months ended December 31, 1999 of approximately $6,402,000 as compared to a net loss of $6,958,000 for the corresponding period in 1998. (See "Note J" of the financial statements for a reconciliation of these amounts to the Registrant's federal taxable income
(loss)). The decrease in net loss is primarily attributable to an increase in total revenues. The increase in total revenues is due to an increase in rental income which is partially offset by the recording of a casualty gain for the twelve months ended December 31, 1998. No such gain was recorded for the twelve months ended December 31, 1999. Rental income increased mainly due to an increase in average annual rental rates at all fifteen of the Venture's investment properties along with occupancy increases at six of the properties, which more than offset the decreases at five other properties. A casualty gain of approximately $279,000 was recorded during the year ended December 31, 1998 in connection with a fire that damaged eight of the two hundred forty-six units at Pathfinder Village.

Total expenses increased primarily due to an increase in depreciation, interest and property taxes, which more than offset the decrease in operating expenses and to a lesser extent the fact that no loss on disposal of property was recorded during the year ended December 31, 1999, as was for the year ended December 31, 1998. Interest expense increased due to an increase in the principal balance of outstanding notes payable. Property taxes increased due to an increase in property tax rates at Buena Vista Apartments, Crosswood Park, The Bluffs, Chapelle Le Grande, and Shadowood Apartments. Depreciation expense increased as the result of depreciation taken on property improvements and replacements placed into service for 1999. Operating expense decreased primarily due to a decrease in insurance expense at all of the Venture's investment properties as a result of a change in insurance carriers. Operating expense for 1998 included parking lot repairs at Scotchollow combined with exterior building improvements at Crosswood Park, North Park, Watergate, Pathfinder and Shadowood Apartments. In addition, all of the properties completed interior painting projects in 1998. The loss on disposal of property for the year ended December 31, 1998 resulted from the write-off of roofs that were not fully depreciated at the time of roof replacement projects at Chapelle Le Grande, Pathfinder, Casa de Monterey and Mountain View. No such loss was recorded during the twelve months ended December 31, 1999.

General and administrative expense decreased for the year ended December 31, 1999 compared to the year ended December 31, 1998 primarily due to the payment of a trustee fee for the year ended December 31, 1998 in connection with the 1997 modification of the Venture's bankruptcy plan, which allowed the Senior and Junior Debts to be refinanced. Included in general and administrative expenses for the year ended December 31, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Venture. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Effective January 1, 1999, the Venture changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to decrease the net loss by approximately $66,000 ($71.00 per limited partnership interest for both Portfolio I and II). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

1998 Compared to 1997

The Venture recorded a net loss for the year ended December 31, 1998 of $6,958,000 as compared to net income of $606,000 for the year ended December 31, 1997. (See "Note J" of the financial statements for a reconciliation of these amounts to the Registrant's federal taxable income (loss)). The decrease in net income is primarily attributable to an extraordinary gain on extinguishment of debt related to the refinancing of the Venture's properties on December 29, 1997. Net loss before the extraordinary gain on extinguishment of debt was $6,958,000 and $9,697,000 for the years ended December 31, 1998 and 1997, respectively. The decrease in net loss before the extraordinary gain is primarily attributable to an increase in total revenues as well as a slight decrease in total expenses. The increase in total revenues is due primarily to an increase in rental income and to a lesser extent an increase in other income and the recognition of a casualty gain. Rental income increased mainly due to an increase in average annual rental rates at all fifteen of the Venture's investment properties. In addition, occupancy at eight of the investment properties increased for 1998; occupancy at three other properties remained the same while the four remaining properties experienced decreases. Other income increased primarily due to an increase in corporate units at Shadowood Apartments. The Venture also recorded a casualty gain of $279,000 in connection with a fire that damaged eight of the 246 units at Pathfinder Village.

Total expenses decreased due to reductions in operating, general and administrative, interest and property tax expenses, which more than offset the increase in depreciation and the loss on disposal of property. Operating expenses decreased primarily due to landscaping expenses at Watergate Apartments and exterior building improvements at Terrace Gardens, Forest Ridge and Scotch Hollow in 1997. Also contributing to the reduction in operating expense was a decrease in insurance expense at all of the Venture's investment properties. Finally, the cost of contract garbage removal services decreased at Scotch Hollow and Pathfinder. The decrease in general and administrative expenses is primarily due to a decrease in asset management fees and reimbursements resulting from the revised Asset Management Agreement, which was effective January 1, 1998. Interest expense decreased due to the 1997 refinancing of the Ventures senior loans to a lower interest rate. The decrease in property taxes is primarily the result of reduced assessments at Casa de Monterey, Crosswood Park, Chapelle Le Grande and North Park.

Depreciation expense increased as the result of depreciation taken on property improvements and replacements for 1998. The loss on disposal of property resulted from the write-off of roofs that were not fully depreciated when replaced at Chapelle Le Grande, Pathfinder Village, Mountain View Apartments and Casa de Monterey during 1998.

Liquidity and Capital Resources

At December 31, 1999, the Venture had cash and cash equivalents of approximately $2,004,000 as compared to approximately $931,000 at December 31, 1998. Cash and cash equivalents increased approximately $1,073,000 for the year ended December 31, 1999. The increase in cash and cash equivalents is the result of approximately $6,260,000 of cash provided by operating activities and was partially offset by approximately $3,345,000 of cash used in financing activities and approximately $1,842,000 of cash used in investing activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted primarily of property improvements and replacements and was slightly offset by net withdrawals from escrow accounts maintained by the mortgage lender. The Venture invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Venture and to comply with Federal, state and local legal and regulatory requirements.

The Venture has budgeted a minimum of $300 per unit or $797,400 for all of the properties except Towers of Westchester Park which is the limit set by the second mortgage notes for funding of capital improvements. The Venture, the holder of the junior loan encumbering the property (AIMCO LP) and the servicer of the senior loan encumbering the property agreed, on November 19, 1999, to a procedure to assess whether or not capital expenditures in addition to permitted capital expenditures of $300 per unit per year are needed at the property and the methodology for funding any such capital expenditures, in each case. This methodology has been applied to Towers of Westchester. The parties agreed that this property required repairs over the next year that are estimated to cost $920,000 and that these repairs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior loans. In addition, on November 19, 1999, the parties agreed to a schedule of physical needs required at the property over the next ten years and agreed that the required capital expenditures funding on the property under the senior loan encumbering the property would be increased from $300 per unit per year to approximately $478 per unit per year, effective January 1, 2000. Accordingly the budget for 2000 is expected to be approximately $1,065,000 for Towers of Westchester Park.

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

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Registrant's senior loans encumbering all of its properties total approximately $107,711,000 and are being amortized over 25 years, with a balloon payment of $91,352,000 due January 2008. The Registrant's junior loans, which also mature January 2008, total approximately $30,100,000 and require monthly payments based upon monthly excess cash flow for each property.

AIMCO LP, which owns the Managing General Partner and which is a controlled affiliate of AIMCO, purchased (i) the junior loans on November 19, 1999, and
(ii) a significant interest in the residual value of the properties on November 16, 1999. In connection with AIMCO LP's purchase of the junior loans, (i) the seller, which owned the senior loans on the properties until October 1998, acknowledged its prior consent to $1,749,286 of capital expenditures made on the properties in addition to those funded pursuant to the capital expenditure reserves for the senior and junior loans, which capital expenditures were funded out of cash flow that would otherwise have been used to pay debt services on the junior loans, and (ii) certain convenience as to the timeliness and completion of certain scheduled deferred maintenance items were waived. In addition, AIMCO LP, the Venture, and the servicer of the senior loans encumbering the properties (the "Servicer") agreed to a procedure to assess whether or not capital expenditures in addition to permitted capital expenditures of $300 per unit per year are needed at each property and the methodology for funding any such capital expenditures. Capital expenditures that are identified pursuant to these procedures likely will be funded out of cash flow from the properties that otherwise would be used to service the junior loans on the properties; longer term capital expenditures so identified likely will be funded through an increase in required capital expenditure reserve funding.

Although the effect of such additional capital expenditures, and the funding therefore, cannot be determined with precision at this time, the Venture anticipates that the additional capital expenditures at the properties identified pursuant to the procedures described above, and the funding therefor, will significantly increase the period of time that it takes to amortize the junior loans, may cause the junior loans to negatively amortize for some period of time, and may result in balloon payments due on the junior loans at the end of the term. If the properties cannot be refinanced or sold at or before the end of such term for a sufficient amount, the Venture will risk losing such properties through foreclosure. There can be no assurance of the effect that such additional capital expenditures, and the funding therefor, will have on the operations of the properties, or whether the properties will be maintained in the future in an acceptable or marketable state of repair.

There were no cash distributions to the partners of either of the Partnerships for the years ended December 31, 1999, 1998, and 1997. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions; future cash distributions are, however, subject to the order of distributions as stipulated by the Venture's Plan of Reorganization. The source of future distributions will depend upon the levels of net cash generated from operations, the availability of cash reserves, the timing of debt maturities, refinancings and/or property sales. The Partnerships' distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Partnerships will generate sufficient funds from operations, after required capital expenditures and the order of distributions as stipulated by the Venture's Plan of Reorganization, to permit any distributions to partners in 2000 or subsequent periods.

Tender Offer

During 1999, AIMCO LP an affiliate of the Managing General Partner made a tender offer to purchase units of limited partnership interest in both Portfolio I and
II. As a result of the tender  offer,  AIMCO and its  affiliates  currently  own
21.25 units of limited partnership interest in Portfolio I representing 3.476% of the outstanding units and 19.50 units of limited partnership interest in Portfolio II representing 7.635% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnerships for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Year 2000

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. To date, no material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7a. Market Risk Factors

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Venture is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at December 31, 1999, a 1% increase or decrease in market interest rate would not have a material impact on the Venture.

The following table summarizes the Venture's debt obligations at December 31, 1999. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of December 31, 1999.


                                                           Long-term Debt
                                                 Principal             Weighted-average
                                              (in thousands)             Interest Rate

                  2000                         $  1,125                      8.50%
                  2001                            1,419                      8.50%
                  2002                            1,553                      8.50%
                  2003                            1,692                      8.50%
                  2004                            1,825                      8.50%
               Thereafter                       130,197                      9.04%
                                               $137,811

Item 8.  Financial Statements and Supplementary Data

LIST OF COMBINED FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Combined Balance Sheets - Years ended December 31, 1999 and 1998

      Combined Statements of Operations - Years ended December 31, 1999, 1998, and 1997

      Combined Statements of Changes in Partners' Deficit - Years ended December
         31, 1999, 1998, and 1997

      Combined  Statements of Cash Flows - Years ended  December 31, 1999,  1998 and 1997

      Notes to Combined Financial Statements

                    Report of Ernst & Young LLP, Independent Auditors

The Partners

VMS National Residential Portfolio I and
VMS National Residential Portfolio II

We have audited the accompanying combined balance sheets of VMS National Residential Portfolio I (an Illinois Limited Partnership), and VMS National
Residential Portfolio II (an Illinois Limited Partnership), and VMS National Properties (an Illinois Partnership) and Subpartnerships (collectively the "Venture") as of December 31, 1999 and 1998, and the related combined statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of VMS National Residential Portfolio I, VMS National Residential Portfolio II and VMS National Properties and Subpartnerships at December 31, 1999 and 1998, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note M to the financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                           /s/ ERNST & YOUNG LLP



Greenville, South Carolina
February 25, 2000

                      VMS NATIONAL RESIDENTIAL PORTFOLIO I

                      VMS NATIONAL RESIDENTIAL PORTFOLIO II

                             (Illinois limited partnerships)
          VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

                             COMBINED BALANCE SHEETS

                                   (in thousands)


                                                           December 31,  December 31,
                                                               1999          1998


Assets:
   Cash and cash equivalents                                $   2,004      $     931
   Receivables and deposits                                     1,863          2,163
   Restricted escrows                                           2,581          2,596
   Other assets                                                   311            418
   Investment properties:
       Land                                                    13,404         13,404
       Buildings and related personal property                135,080        133,223
       Less accumulated depreciation                          (86,798)       (80,798)
                                                               61,686         65,829
                                                             $ 68,445       $ 71,937
 Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                          $    649       $    405
   Tenant security deposits liabilities                         1,075          1,108
   Accrued property taxes                                         598          1,047
   Other liabilities                                            1,726            493
   Accrued interest                                               713          1,076
   Mortgage notes payable, including $30,101 due to
    an affiliate at December 31, 1999 (Note E)                137,811        139,732
   Notes payable                                               41,657         37,458
   Deferred gain on extinguishment of debt                     42,225         42,225

Partners' Deficit                                            (158,009)      (151,607)
                                                             $ 68,445       $ 71,937

                 See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL RESIDENTIAL PORTFOLIO I
                      VMS NATIONAL RESIDENTIAL PORTFOLIO II
                         (Illinois limited partnerships)
     VMS NATIONAL PROPERTIES (an Illinois partnership) AND SUBPARTNERSHIPS

                     COMBINED STATEMENTS OF OPERATIONS

                (in thousands, except per interest data)


                                                    For The Years Ended December 31,
                                                      1999        1998        1997
Revenues:
   Rental income                                   $  27,503   $ 26,511    $ 24,507
   Other income                                        1,155      1,166       1,070
   Casualty gain                                          --        279          --

       Total revenues                                 28,658     27,956      25,577

Expenses:
   Operating                                           8,428      8,832       9,192
   Property management fees                            1,160      1,122       1,013
   General and administrative                            636        785         953
   Depreciation                                        6,000      5,696       5,465
   Interest                                           17,029     16,600      16,924
   Property taxes                                      1,807      1,691       1,727
   Loss on disposal of property                           --        188          --

       Total expenses                                 35,060     34,914      35,274

Loss before extraordinary item                        (6,402)    (6,958)     (9,697)

Extraordinary item - gain on extinguishment
   of debt                                                --         --      10,303

Net (loss) income                                   $ (6,402)  $ (6,958)   $    606


Net (loss) income allocated to general partners     $   (128)  $   (139)   $     12

Net (loss) income allocated to limited partners       (6,274)    (6,819)        594

                                                    $ (6,402)  $ (6,958)   $    606

Net (loss) income per limited partnership
   interest:
   Loss before extraordinary item
     Portfolio I (644 interests)                    $ (6,842)  $ (7,483)   $(10,417)
     Portfolio II (1)                               $ (6,992)  $ (7,493)   $(10,425)

   Extraordinary item
     Portfolio I (644 interests)                    $     --   $     --    $ 11,071
     Portfolio II (1)                               $     --   $     --    $ 11,071

   Net (loss) income
     Portfolio I (644 interests)                    $ (6,842)  $ (7,483)   $    654
     Portfolio II (1)                               $ (6,992)  $ (7,493)   $    646


(1)   267, 267 and 268 interests at December 31, 1999, 1998, and 1997, respectively.

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


                                               VMS National Residential Portfolio I
                                                         Limited Partners

                                      General   Accumulated Subscription
                                      Partners    Deficit      Notes       Total      Total


Partners' deficit at December 31,
1996                                  $(3,356)   $ (98,353)  $  (534)    $ (98,887) $(102,243)

Collections of subscription notes          --           --        23            23         23

Net income for the year
 Ended December 31, 1997                    9          421        --           421        430

Partner's deficit at December 31,
1997                                   (3,347)     (97,932)     (511)      (98,443)  (101,790)

Collections of subscription notes          --           --         5             5          5

Net loss for the year ended
  December 31, 1998                       (98)      (4,819)       --        (4,819)    (4,917)

Partners' deficit at December 31,
1998                                   (3,445)    (102,751)     (506)     (103,257)  (106,702)

Net loss for the year ended
 December 31, 1999                        (90)      (4,406)       --        (4,406)    (4,496)

Partners' deficit at December 31,
1999                                  $(3,535)    $(107,157) $  (506)    $(107,663) $(111,198)


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

                          VMS NATIONAL RESIDENTIAL PORTFOLIO II

                             (Illinois Limited Partnerships)
          VMS NATIONAL PROPERTIES (an Illinois Partnership) AND SUBPARTNERSHIPS

             COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT (Continued)
                                      (in thousands)


                                               VMS National Residential Portfolio II
                                                         Limited Partners

                                      General   Accumulated Subscription
                                      Partners    Deficit      Notes       Total      Total


Partners' deficit at December 31,
1996                                  $(1,404)   $ (41,307)  $  (342)    $ (41,649) $ (43,053)

Collections of subscription notes          --           --         7             7          7

Net income for the year
 Ended December 31, 1997                    3          173        --           173        176

Partner's deficit at December 31,
1997                                   (1,401)     (41,134)     (335)      (41,469)   (42,870)

Collections of subscription notes          --           --         6             6          6

Net loss for the year ended
  December 31, 1998                       (41)      (2,000)       --        (2,000)    (2,041)

Partners' deficit at December 31,
1998                                   (1,442)     (43,134)     (329)      (43,463)   (44,905)

Net loss for the year ended
 December 31, 1999                        (38)      (1,868)       --        (1,868)    (1,906)

Partners' deficit at December 31,
1999                                  $(1,480)    $ (45,002) $  (329)    $ (45,331) $ (46,811)

Combined partners' deficit at
 December 31, 1999                    $(5,015)    $(152,159) $  (835)    $(152,994) $(158,009)


                 See Accompanying Notes to Combined Financial Statements

                          VMS NATIONAL RESIDENTIAL PORTFOLIO I

                         VMS NATIONAL RESIDENTIAL PORTFOLIO II

                             (Illinois Limited Partnerships)
          VMS NATIONAL PROPERTIES (an Illinois Partnership) AND SUBPARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS

                                      (in thousands)


                                                             For The Years Ended December 31,
                                                         1999            1998             1997


Cash flows from operating activities:
  Net (loss) income                                   $ (6,402)       $ (6,958)       $    606
  Adjustments to reconcile net (loss) income
     to net cash provided by (used in) operating
       activities:
     Extraordinary gain on
       Extinguishment of debt                               --              --         (10,303)
     Depreciation                                        6,000           5,696           5,465
     Amortization of mortgage discounts
       and loan costs                                    4,199           4,003           3,688
     Loss on disposal of property                           --             188              76
     Casualty gain                                          --            (279)             --
     Change in accounts:
        Receivables and deposits                           300            (291)            670
        Other assets                                       107              60              43
        Accounts payable                                   244              36              67
        Tenant security deposit liabilities                (33)              3              25
        Accrued interest                                 1,061           3,146         (11,948)
        Accrued property taxes                            (449)            442             113
        Other liabilities                                1,233            (501)            197

            Net cash provided by (used in)
               operating activities                      6,260           5,545         (11,301)

Cash flows from investing activities:
  Property improvements and replacements                (1,857)         (3,216)         (2,297)
  Net insurance proceeds from casualty                      --             378              --
  Net withdrawals from (deposits to) restricted
     escrows                                                15          (2,510)            (20)
            Net cash used in investing activities     $ (1,842)       $ (5,348)       $ (2,317)


                 See Accompanying Notes to Combined Financial Statements

                         VMS NATIONAL RESIDENTIAL PORTFOLIO I

                         VMS NATIONAL RESIDENTIAL PORTFOLIO II

                             (Illinois Limited Partnerships)
          VMS NATIONAL PROPERTIES (an Illinois Partnership) AND SUBPARTNERSHIPS

                      COMBINED STATEMENTS OF CASH FLOWS (Continued)
                                      (in thousands)


                                                       For The Years Ended December 31,

                                                   1999            1998               1997
Cash flows from financing activities:
  Payments on mortgage notes payable           $  (3,345)      $  (1,787)        $    (320)
  Repayment of mortgage notes payable                 --              --          (120,441)
  Proceeds from mortgage notes payable                --              --           139,449
  Debt extinguishment costs                           --              --               (41)
  Payments received on subscription notes             --              11                30
  Repayment of notes payable                          --              --            (4,000)
  Payments on advances from affiliates                --              --              (337)
             Net cash (used in) provided by
               financing activities               (3,345)         (1,776)           14,340
Net increase (decrease) in cash and cash
    equivalents                                    1,073          (1,579)              722
Cash and cash equivalents at beginning
    of year                                          931           2,510             1,788
 Cash and cash equivalents at end of year       $  2,004        $    931          $  2,510
 Supplemental disclosure of cash flow
  information:
     Cash paid for interest                     $ 11,768        $  9,461          $ 25,163
Supplemental non-cash disclosure of
  financing activities:
    Assignment of advance from
      affiliate to mortgage note holder         $     --        $     --         $    397
    Accrued interest added to
      mortgage notes payable                    $  1,424        $  2,070         $     --

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

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization:

VMS National Properties Joint Venture (the "Venture") was formed as a general partnership pursuant to the Uniform Partnership Act of the State of Illinois and a joint venture agreement (the "Venture Agreement") dated September 27, 1984, between VMS National Residential Portfolio I ("Portfolio I") and VMS National Residential Portfolio II ("Portfolio II") (collectively, the "Partnerships"). Effective December 12, 1997, the managing general partner of each of the Partnerships was transferred from VMS Realty Investment, Ltd. ("VMSRIL" or the "Former Managing General Partner") (formerly VMS Realty Partners) to MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), a wholly-owned subsidiary of MAE GP Corporation ("MAE GP") and an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged with Insignia Properties Trust ("IPT"), which was an affiliate of Insignia. Effective October 1, 1998 and February 26, 1999, Insignia and IPT were respectively merged into Apartment Investment and Management Company ("AIMCO"). Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. See "Note B - Transfer of Control." The directors and officers of the Managing General Partner also serve as executive officers of AIMCO.

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

Cash and Cash Equivalents:

Includes cash on hand in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits:

The Venture requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space, and is current on its rental payments.

Investment Properties:

Investment properties consist of fifteen apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. No adjustments for impairment of value were recorded in the years ended December 31, 1999, 1998 or 1997.

Escrows:

In connection with the December 1997 refinancing of the Venture's 15 remaining properties, a replacement escrow was required for each property. Each property was required to deposit an initial lump sum amount plus make monthly deposits over the term of the loan, which varies by property. These funds are to be used to cover replacement costs. The balance of the replacement reserves at December 31, 1999 is approximately $2,581,000, including interest.

Depreciation:

Depreciation is computed by the straight-line method over estimated useful lives ranging from 25 to 29 years for buildings and improvements and the 150% or 200% declining balance method for five to fifteen years for personal property.

Effective January 1, 1999 the Venture changed its method of accounting to capitalize the costs of exterior painting and major landscaping (see "Note M").

Leases:

The Venture generally leases apartment units for twelve-month terms or less. The Venture recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Segment Reporting:

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note K" for detailed disclosure of the Venture's segments.

Advertising Costs:

The Venture expenses the cost of advertising as incurred. Advertising costs of approximately $355,000, $335,000, and $334,000, are included in operating expense for the years ended December 31, 1999, 1998, and 1997, respectively.

Income Taxes:

Taxable income or loss of the Venture is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Venture.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998, and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Venture.

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

The Venture's Plan was confirmed by the Bankruptcy Court in March 1993 and became effective on September 30, 1993 (the "Effective Date"). During 1997, the Plan was modified in order to allow the Venture to refinance the debt encumbering it's properties (see "Note D"). The bankruptcy plan was closed by the bankruptcy court on April 29, 1998.

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

Note E - Mortgage Notes Payable


                                Principal      Monthly                           Principal
                                Balance At     Payment                            Balance
                               December 31,   Including   Interest   Maturity     Due At
          Property                 1999        Interest     Rate       Date      Maturity
                                     (in thousands)                            (in thousands)


North Park Apartments
   1st mortgage                 $  6,209         $51        8.50%     01/08      $ 5,264
   2nd mortgage                    1,811         (A)       10.84%     01/08           (A)

Chapelle Le Grande
   1st mortgage                    3,184          26        8.50%     01/08        2,702
   2nd mortgage                      949         (A)       10.84%     01/08           (A)

Terrace Gardens
   1st mortgage                    4,405          36        8.50%     01/08        3,739
   2nd mortgage                    1,210         (A)       10.84%     01/08           (A)

Forest Ridge Apartments
   1st mortgage                    5,854          48        8.50%     01/08        4,968
   2nd mortgage                    1,644         (A)       10.84%     01/08           (A)

Scotchollow
   1st mortgage                   28,913         236        8.50%     01/08       24,533
   2nd mortgage                    8,058         (A)       10.84%     01/08           (A)

Pathfinders Village
   1st mortgage                   13,370         109        8.50%     01/08       11,336
   2nd mortgage                    3,868         (A)       10.84%     01/08           (A)

Buena Vista Apartments
   1st mortgage                    4,920          40        8.50%     01/08        4,171
   2nd mortgage                    1,299         (A)       10.84%     01/08           (A)

Mountain View Apartments
   1st mortgage                    7,108          58        8.50%     01/08        6,026
   2nd mortgage                    1,961         (A)       10.84%     01/08           (A)

Crosswood Park
   1st mortgage                    5,530          45        8.50%     01/08        4,688
   2nd mortgage                    1,309         (A)       10.84%     01/08           (A)

Casa de Monterey
   1st mortgage                    4,074          33        8.50%     01/08        3,454
   2nd mortgage                    1,178         (A)       10.84%     01/08           (A)

The Bluffs
   1st mortgage                    3,695          30        8.50%     01/08        3,135
   2nd mortgage                    1,044         (A)       10.84%     01/08           (A)

Watergate Apartments
   1st mortgage                    2,878          23        8.50%     01/08        2,440
   2nd mortgage                      799         (A)       10.84%     01/08           (A)

Shadowood Apartments
   1st mortgage                    2,236          18        8.50%     01/08        1,896
   2nd mortgage                      586         (A)       10.84%     01/08           (A)

Vista Village Apartments
   1st mortgage                    3,299          27        8.50%     01/08        2,797
   2nd mortgage                      938         (A)       10.84%     01/08           (A)

Towers of Westchester Park
   1st mortgage                   12,035          98        8.50%     01/08       10,203
   2nd mortgage                    3,447         (A)       10.84%     01/08           (A)

      Totals                    $137,811                                         $91,352



(A) Payments are based on excess monthly cash flow, as defined, with any unpaid balance due at maturity.

On November 19, 1999, the Venture entered into an agreement with the holder of the first mortgage of Towers of Westchester Park to fund a repair reserve of $920,000 from available cash flow as defined.

AIMCO Properties, LP ("AIMCO LP"), which owns the Managing General Partner and which is a controlled affiliate of AIMCO, purchased (i) the junior loans on November 19, 1999, and (ii) a significant interest in the residual value of the properties on November 16, 1999.

Scheduled principal payments on mortgage loans payable subsequent to December 31, 1999 are as follows (in thousands):


       2000         $   1,125
       2001             1,419
       2002             1,553
       2003             1,692
       2004             1,825
 Thereafter           130,197
                    $ 137,811

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

The remaining $38,810,000 of the Assignment Note is non-interest bearing and is payable only after payment of debt of higher priority, including the senior and junior mortgage notes payable. Pursuant to SOP 90-7, the Assignment Note, the Long-Term Loan Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. At December 31, 1999, the carrying amount of the Assignment Note is $38,407,000, net of discount for imputed
interest  of  $403,000.   Interest  expense  is  being  recognized  through  the
amortization of the discount which totaled approximately $4,199,000 and $4,003,000, and $3,618,000 in 1999, 1998, and 1997, respectively.

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

Asset management fees of approximately $300,000, $300,000 and $441,000 were paid to an affiliate of the Managing General Partner for the years ended December 31, 1999, 1998, and 1997, respectively.

Affiliates of the Managing General Partner are entitled to receive a percentage of the gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $1,160,000, $1,122,000 and $1,013,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

In addition, affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $100,000, $100,000 and $200,000 for the years ended December 31, 1999, 1998, and 1997 respectively. These expenses are included in general and administrative expenses. Included in investment properties and operating expenses of the Venture are construction oversight reimbursements, paid to an affiliate of the Managing General Partner, of approximately $16,000, $54,000, and $43,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $142,000, $144,000 and $145,000 for the year ended December 31, 1999, 1998, and 1997, respectively. These expenses are included in general and administrative expenses.

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

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At December 31, 1999, 1998, and 1997, the outstanding balance of $79,000 is included in other liabilities.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the Plan. There were no property dispositions for which proceeds were received during the years ended December 31, 1999, 1998, and 1997.

AIMCO Properties, LP ("AIMCO LP"), which owns the Managing General Partner and which is a controlled affiliate of AIMCO, purchased (i) the junior loans on November 19, 1999, and (ii) a significant interest in the residual value of the properties on November 16, 1999.

During 1999 AIMCO, LP an affiliate of the Managing General Partner made a tender offer to purchase units of limited partnership interest in both Portfolio I and
II. As a result of the tender  offer,  AIMCO and its  affiliates  currently  own
21.25 units of limited partnership interest in Portfolio I representing 3.476% of the outstanding units and 19.50 units of limited partnership interest in Portfolio II representing 7.635% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnerships for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note H - Subscription Notes And Accrued Interest Receivable

Portfolio I and Portfolio II executed promissory notes requiring cash contributions from the partners aggregating $136,800,000 to the capital of
Portfolios I and II for 644 and 267 units, respectively. Of this amount, approximately $135,055,000 was contributed in cash through December 31, 1999, and $910,000 was deemed uncollectible and written-off prior to December 31, 1999. The following table represents the remaining Limited Partners'
subscription notes principal balances and the related accrued interest receivable at December 31, 1999 (in thousands):

                                             Portfolio I       Portfolio II

        Subscription notes receivable            $ 506             $ 329
        Accrued interest receivable                 63                67
        Allowance for uncollectible
         interest receivable                      (63)              (67)
        Total subscription notes and
         accrued interest receivable            $ 506             $ 329

All amounts outstanding at December 31, 1999, are considered past due and bear interest at the default rate of 18%. No interest will be recognized until collection is assured.

Note I - Investment Properties and Accumulated Depreciation


                                               Initial Cost
                                              (in thousands)

                                                      Buildings
                                                        and           Costs
                                                      Related       Capitalized   Provision to
                                                      Personal     Subsequent to    Reduce to
   Description               Encumbrances   Land      Property      Acquisition    Fair Value

  North Park Apartments       $  8,020   $   557    $   8,349        $ 1,569      $    --

  Chapelle Le Grande             4,133       166        3,873            816           --

  Terrace Gardens                5,615       433        4,517          1,238           --

  Forest Ridge Apartments        7,498       701        6,930          1,244           --

  Scotchollow                   36,971     3,510       19,344          5,827           --

  Pathfinders Village           17,238     3,040       11,698          2,555       (1,250)

  Buena Vista Apartments         6,219       893        4,538            562           --

  Mountain View                  9,069     1,289        8,490          1,068           --
  Apartments

  Crosswood Park                 6,839       611        8,597          1,963       (2,000)

  Casa De Monterey               5,252       869        6,136          1,087           --

  The Bluffs                     4,739       193        3,667            514           --

  Watergate Apartments           3,677       263        5,625          1,248           --

  Shadowood  Apartments          2,822       209        3,393            734           --

  Vista Village                  4,237       568        5,209          1,044           --
  Apartments

  Towers Of Westchester         15,482       529       13,491          2,577           --
   Park

         TOTAL                $137,811   $13,831    $ 113,857        $24,046      $(3,250)




                         Gross Amount At Which Carried
                              At December 31, 1999
                                 (in thousands)

                                     Buildings              Accumu-              Date    Deprec-
                                    And Related             lated     Year of     of     iable
                                     Personal               Reprec-  Constru-  Acquis-   Life -
   Description              Land     Property   Total       iation    ction     ition    Years


North Park Apartments     $   557    $  9,918  $ 10,475    $ 6,516   1968     11/14/84   5-27.5


Chapelle Le Grand             166       4,689     4,855      2,971   1972     12/05/84   5-27.5


Terrace Gardens               433       5,755     6,188      3,538   1973     10/26/84   5-27.5


Forest Ridge Apartments       701       8,174     8,875      5,277   1974    10/26/84    5-27.5


Scotchollow                 3,510      25,171    28,681     16,441   1973    10/26/84    5-27.5


Pathfinders Village         2,753      13,290    16,043      8,594   1971    10/26/84    5-27.5


Bunea Vista Apartments       893       5,100     5,993       3,418   1972    10/26/84    5-27.5


Mountain View Apartments    1,289       9,558    10,847      5,759   1978    10/26/84    5-29


Crosswood Park                471       8,700     9,171      5,303   1977    12/05/84    5-29


Casa De Monterey              869       7,223     8,092      4,698   1970    10/26/84    5-27.5


The Bluffs                    193       4,181     4,374      2,786   1968   10/26/84     5-27.5

Watergate Apartments          263       6,873     7,136      4,365   1972   10/26/84     5-27.5


Shadowood Apartments          209       4,127     4,336      2,728   1974   11/14/84     5-27.5


Vista Village Apartments      568       6,253     6,821      3,882   1971  10/26/84      5-27.5


Towers Of Westchester         529      16,068    16,597     10,522   1971  10/26/84      5-27.5
   Park

          TOTAL           $13,404    $135,080  $148,484    $86,798


The aggregate costs of the investment properties for Federal income tax purposes at December 31, 1999 and 1998, is approximately $165,944,000 and $164,090,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $128,608,000 and $121,859,000, respectively.

Reconciliation of Investment Properties and Accumulated Depreciation:


                                                 1999          1998           1997
      Investment Properties

     Balance at beginning of year               $146,627      $144,007       $141,859
         Property improvements
          and replacements                         1,857         3,216          2,297
         Dispositions of property                     --          (596)          (149)
       Balance at end of Year                   $148,484      $146,627       $144,007

      Accumulated Depreciation
      Balance at beginning of year              $ 80,798      $ 75,411       $ 70,019
         Additions charged to expense              6,000         5,696          5,465
        Dispositions of property                      --          (309)           (73)
       Balance at end of Year                   $ 86,798      $ 80,798       $ 75,411


Note J - Income Taxes

The following is a reconciliation of reported net (loss) income per the financial statements to the Federal taxable loss to partners (in thousands):


                                             1999              1998            1997

Net (loss) income as reported             $ (6,402)         $ (6,958)       $    606

   Depreciation and amortization
      differences                             (749)             (371)           (260)
   Unearned income                             812                66             181
   Gain on refinancing                          --                --          (8,787)
   Casualty loss                                --               161              --
   Write-down of fixed assets                   --               125             208
   Other                                        95               185             129
Federal taxable loss                      $ (6,244)         $ (6,792)        $(7,923)


The following is a reconciliation between the Venture's reported amounts and Federal tax basis of net liabilities at December 31, 1999 (in thousands):


   Net liabilities as reported                  $(158,009)
   Land and buildings                              17,460
   Accumulated depreciation                       (41,810)
   Syndication costs                               17,650
   Deferred gain                                   42,225
   Other deferred costs                             9,601
   Other                                          (52,445)
   Notes payable                                    4,882
   Subscription note receivable                     1,842
   Mortgage payable                               (47,727)
   Accrued interest                                 9,571
      Net liabilities - Federal tax basis       $(196,760)

Note K - Segment Reporting

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

Measurement of segment profit or loss:

The Venture evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factor's management used to identify the enterprise's reportable segment:

The Venture's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years ended December 31, 1999, 1998, and 1997 is shown in the tables below (in thousands). The "Other" column includes Venture administration related items and income and expense not allocated to the reportable segment.

1999

                                          Residential   Other     Totals

Rental income                                $27,503   $   --     $ 27,503
Other income                                   1,138        17       1,155
Interest expense                              12,830     4,199      17,029
Depreciation                                   6,000        --       6,000
General and administrative expense                --       636         636
Segment loss                                  (1,454)   (4,948)     (6,402)
Total assets                                  67,991       454      68,445
Capital expenditures                           1,857        --       1,857

1998

                                          Residential   Other     Totals

Rental income                                $26,511   $   --     $ 26,511
Other income                                   1,108        58       1,166
Interest expense                              12,596     4,004      16,600
Depreciation                                   5,696        --       5,696
General and administrative expense                --       785         785
Casualty gain                                    279        --         279
Loss on disposal of assets                      (188)       --        (188)
Segment loss                                  (2,227)  (4,731)      (6,958)
Total assets                                  71,454       483      71,937
Capital expenditures                           3,216        --       3,216


1997
                                          Residential   Other     Totals

Rental income                               $ 24,507    $  --    $ 24,507
Other income                                     967      103       1,070
Interest expense                              13,148    3,776      16,924
Depreciation                                   5,465       --       5,465
General and administrative expense                --      953         953
Extraordinary item - gain on
  extinguishment of debt                      10,303       --      10,303
Segment profit (loss)                          5,232   (4,626)        606
Total assets                                  71,961    1,581      73,542
Capital expenditures                           2,297       --       2,297

Note L - Legal Proceedings

The Venture is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note M - Change in Accounting Principle

Effective January 1, 1999, the Venture changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to decrease the net loss by approximately $66,000 ($71.00 per limited partnership interest for both Portfolio I and II). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

Name                     Age   Position

Patrick J. Foye          42    Executive Vice President and Director

Martha L. Long           40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

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

      Except as noted below, no persons or entity owns of record or is known by the Venture to own beneficially more than 5% of the outstanding Interests of either of the Partnerships as of December 31, 1999.

      National Residential Portfolio II

                 Entity                    Number of Units            Percentage

      AIMCO Properties LP                       19.5                    7.635%
        (an affiliate of AIMCO)


      AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado.

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

(c)   Change in control

Pursuant to a series of transactions which closed on October 1, 1998, and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Venture.

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

Asset management fees of approximately $300,000, $300,000 and $441,000 were paid to an affiliate of the Managing General Partner for the years ended December 31, 1999, 1998, and 1997, respectively.

Affiliates of the Managing General Partner are entitled to receive a percentage of the gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $1,160,000, $1,122,000 and $1,013,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

In addition, affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $100,000, $100,000 and $200,000 for the years ended December 31, 1999, 1998, and 1997 respectively. These expenses are included in general and administrative expenses. Included in investment properties and operating expenses of the Venture are construction oversight reimbursements, paid to an affiliate of the Managing General Partner, of approximately $16,000, $54,000, and $43,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $142,000, $144,000 and $145,000 for the year ended December 31, 1999, 1998, and 1997, respectively. These expenses are included in general and administrative expenses.

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

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At December 31, 1999, 1998, and 1997, the outstanding balance of $79,000 is included in other liabilities.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the Plan. There were no property dispositions for which proceeds were received during the years ended December 31, 1999, 1998, and 1997.

During 1999, AIMCO Properties, LP an affiliate of the Managing General Partner made a tender offer to purchase units of limited partnership interest in both Portfolio I and II. As a result of the tender offer, AIMCO and its affiliates currently own 21.25 units of limited partnership interest in Portfolio I representing 3.476% of the outstanding units and 19.50 units of limited partnership interest in Portfolio II representing 7.635% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnerships for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

AIMCO LP, which owns the Managing General Partner and which is a controlled affiliate of AIMCO, purchased (i) the junior loans on November 19, 1999, and
(ii) a significant interest in the residual value of the properties on November 16, 1999.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following combined financial statements of the Registrant are included in Item 8:

      Combined Balance Sheets at December 31, 1999 and 1998.

      Combined Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

      Combined Statements of Changes in Partners' Deficit for the years ended December 31, 1999, 1998 and 1997.

      Combined Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

      Notes to Combined Financial Statements

      Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

      The following items are incorporated:

      Part V - Amended Restated Certificate and Agreement of:

      Item 1(b)(i) Limited Partnership of VMS National Residential Portfolio I.

      Item 1(b)(ii)Limited Partnership of VMS National Residential Portfolio II.

      Item 1(b)(iii) Joint Venture Agreement between VMS National Residential Portfolio I and VMS National Residential Portfolio II.

(b)   Reports on Form 8-K:

      None filed during the quarter ended December 31, 1999.

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

/s/Patrick J. Foye                  Date:
Patrick J. Foye

Executive Vice President and Director

/s/Martha L. Long                   Date:
Martha L. Long
Senior Vice President
and Controller

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

18            Independent   Accountants'   Preferability  Report  on  Change  in
              Accounting Principle.

27            Financial Data Schedule.

                                                                      Exhibit 18

February 7, 2000


Mr. Patrick J. Foye
Executive Vice President and Director
MAERIL, Inc.
Managing General Partner of VMS National Residential Portfolio I and VMS National Residential Portfolio II
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note M of Notes to the Combined Financial Statements of VMS National Residential Portfolio I, VMS National Residential Portfolio II, VMS National Properties and Subpartnerships (collectively the "Venture") included in its Form 10-K for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Managing General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                           Very truly yours,
                                                           /s/ Ernst & Young LLP