Form 10-Q
period 2000-03-31
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2000-05-15
CIK 789089

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2000

                                       or

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

                             COMBINED BALANCE SHEETS

                                   (in thousands)


                                                             March 31,    December 31,
                                                                2000          1999
                                                            (Unaudited)      (Note)
Assets:
  Cash and cash equivalents                                   $  1,218        $ 2,004
  Receivables and deposits                                       2,117          1,863
  Restricted escrows                                             3,261          2,581
  Other assets                                                     445            311
  Investment properties:
   Land                                                         13,404         13,404
   Buildings and related personal property                     135,554        135,080
   Less accumulated depreciation                               (88,301)       (86,798)
                                                                60,657         61,686
                                                              $ 67,698       $ 68,445
Liabilities and Partners' Deficit
Liabilities

  Accounts payable                                            $    321       $    649
  Tenant security deposit liabilities                            1,067          1,075
  Accrued property taxes                                           882            598
  Other liabilities                                                471          1,726
  Accrued interest                                               1,056            713
  Mortgage notes payable, including $ 30,656 and $30,101
   due to an affiliate at March 31, 2000 and
   December 31, 1999 respectively (Note D)                     138,117        137,811
  Notes payable                                                 42,060         41,657
  Deferred gain on extinguishment of debt                       42,225         42,225

Partners' Deficit                                             (158,501)      (158,009)
                                                              $ 67,698      $ 68,445


Note:  The balance sheet at December 31, 1999, has been derived from the audited
       financial   statements  at  that  date  but  does  not  include  all  the information  and  footnotes  required by  generally  accepted  accounting principles for complete financial statements.

              See Accompanying Notes to Combined Financial Statements

b)

                      VMS NATIONAL RESIDENTIAL PORTFOLIO I

                      VMS NATIONAL RESIDENTIAL PORTFOLIO II

                          (Illinois Limited Partnerships)
       VMS NATIONAL PROPERTIES (an Illinois Partnership) AND SUBPARTNERSHIPS

                        COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                               2000          1999
Revenues:
   Rental income                                              $ 7,182       $ 6,784
   Other income                                                   279           272
       Total revenues                                           7,461         7,056

Expenses:
   Operating                                                    2,307         2,280
   General and administrative                                     144           165
   Depreciation                                                 1,503         1,448
   Interest                                                     3,550         4,211
   Property taxes                                                 454           463
       Total expenses                                           7,958         8,567

Net loss                                                      $ (497)       $(1,511)

Net loss allocated to general partners (2%)                    $ (10)        $ (30)
Net loss allocated to limited partners (98%)                     (487)       (1,481)
                                                              $ (497)       $(1,511)
Net loss per limited partnership interest:

   Portfolio I (644 interests issued and outstanding)         $ (535)       $(1,625)
   Portfolio II (267 interests issued and outstanding)        $ (536)       $(1,626)

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

                          (Illinois Limited Partnerships)
       VMS NATIONAL PROPERTIES (an Illinois Partnership) AND SUBPARTNERSHIPS

                COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)


                                    VMS National Residential Portfolio I
                                               Limited Partners

                         General    Accumulated  Subscription
                         Partners     Deficit        Notes          Total        Total

Partners' deficit at
  December 31, 1999      $(3,535)    $(107,157)      $ (506)      $(107,663)   $(111,198)

Collections of
  subscription notes          --            --            4               4            4

Net loss for the
  three months ended
  March 31, 2000              (7)         (344)          --            (344)        (351)

Partners' deficit at

  March 31, 2000         $(3,542)    $(107,501)      $ (502)      $(108,003)   $(111,545)


                                  VMS National Residential Portfolio II
                                               Limited Partners

                         General    Accumulated  Subscription
                         Partners     Deficit        Notes         Total        Total

Partners' deficit at
  December 31, 1999      $(1,480)    $ (45,002)     $ (329)      $ (45,331)   $ (46,811)

Collections of
  subscription notes          --            --            1              1            1

Net loss for the
  three months ended
  March 31, 2000              (3)         (143)          --           (143)        (146)

Partners' deficit at
 March 31, 2000          $(1,483)    $ (45,145)     $ (328)      $ (45,473)   $ (46,956)

Combined total           $(5,025)    $(152,646)     $ (830)      $(153,476)   $(158,501)

              See Accompanying Notes to Combined Financial Statements

d)

                      VMS NATIONAL RESIDENTIAL PORTFOLIO I

                      VMS NATIONAL RESIDENTIAL PORTFOLIO II

                          (Illinois Limited Partnerships)
       VMS NATIONAL PROPERTIES (an Illinois Partnership) AND SUBPARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,

                                                                  2000        1999
Cash flows from operating activities:

  Net loss                                                       $ (497)     $(1,511)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                                   1,503        1,448
   Amortization of discounts                                        403        1,079
   Change in accounts:
      Receivables and deposits                                     (254)         185
      Other assets                                                 (134)         (80)
      Accounts payable                                             (328)           8
      Tenant security deposit liabilities                            (8)         (24)
      Accrued property taxes                                        284         (133)
      Accrued interest                                              995           50
      Other liabilities                                          (1,255)          60
       Net cash provided by operating activities                    709        1,082

Cash flows from investing activities:

  Property improvements and replacements                           (474)        (390)
  Net deposits to restricted escrows                               (680)         (50)
       Net cash used in investing activities                     (1,154)        (440)

Cash flows from financing activities:

  Payments on mortgage notes payable                               (346)        (708)
  Payments received on subscription notes                             5           --
       Net cash used in financing activities                       (341)        (708)

Net decrease in cash and cash equivalents                          (786)         (66)
Cash and cash equivalents at beginning of period                  2,004          931
Cash and cash equivalents at end of period                      $ 1,218      $   865
Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,151      $ 3,083
Supplemental disclosure of non-cash activity:
  Accrued interest added to mortgage notes payable               $ 652        $ 154

              See Accompanying Notes to Combined Financial Statements

e)
                      VMS NATIONAL RESIDENTIAL PORTFOLIO I

                      VMS NATIONAL RESIDENTIAL PORTFOLIO II

                          (Illinois Limited Partnerships)
       VMS NATIONAL PROPERTIES (an Illinois Partnership) AND SUBPARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited combined financial statements of VMS National Properties Joint Venture (the "Venture" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the combined financial statements and footnotes thereto included in the Venture's Annual Report on Form 10-K for the year ended December 31, 1999.

Basis of Accounting:

The accompanying combined financial statements include the accounts of VMS National Residential Portfolio I ("Portfolio I"), VMS National Residential Portfolio II ("Portfolio II"), the Venture and subpartnerships ("Subpartnerships"). Significant interpartnership accounts and transactions have been eliminated from these combined financial statements.

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

Note C - Petition For Relief Under Chapter 11 and Plan of Reorganization

On February 22, 1991, the Venture filed for Chapter 11 bankruptcy protection in the United States Bankruptcy court in the Central District of California. The initial filing included only the residential apartment complexes directly owned by the Venture (entities included in the filing are herein after referred to collectively as the Debtor) and excluded the 10 Subpartnerships consisting of 10 residential apartment complexes encumbered by financing insured or held by the Department of Housing and Urban Development ("HUD"), and the investing limited partnerships Portfolio I and Portfolio II. Due to the partnership agreements existing between the Venture, Portfolio I and Portfolio II, which provide the Venture with exclusive rights to the limited partner investor contributions, the Venture's initial filing was amended to reflect the Venture's right to receive any excess limited partner investor contributions.

The Venture's Plan was confirmed by the Bankruptcy Court in March 1993 and became effective on March 31, 1993 (the "Effective Date"). During 1997, the Plan was modified in order to allow the Venture to refinance the debt encumbering its properties. The bankruptcy plan was closed by the Bankruptcy Court on April 29, 1998.

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

All of the senior-lien debt (the "Senior Debt") was refinanced on December 29, 1997.

(c) As it pertained to the existing BH junior mortgages on the retained properties, the FDIC reduced its claim on two of the properties to $300,000 per property evidenced by a non-interest bearing note scheduled to mature January 15, 2000, and left in place liens for the full amount of its claims at the petition date for all other retained properties. Interest on the former FDIC loans for these retained properties accrued at 10% per annum on the FDIC value (total property value per the FDIC's June 1992 valuations less the property's senior lien indebtedness) commencing as of the first day of the month of the Effective Date and monthly payments of interest only at 7% per annum on the FDIC value will commence with the first monthly payment due thereafter. (The retained property governed by a HUD Regulatory Agreement made payments of interest only following the approval by HUD of the Surplus Cash calculation.) On October 28, 1995, the FDIC sold all of the debt it held related to the retained properties to BlackRock Capital Finance, L.P. The debt amounts and terms were not modified. On December 29, 1997, all of the junior mortgages (the "Junior Debt") were refinanced.

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

Asset management fees of approximately $75,000 and $70,000 were paid to an affiliate of the Managing General Partner for the three months ended March 31, 2000 and 1999, respectively.

Affiliates of the Managing General Partner are entitled to receive a percentage of the gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $300,000 and $286,000 for the three months ended March 31, 2000 and 1999, respectively.

In addition, affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $25,000 and $23,000 for the three months ended March 31, 2000 and 1999, respectively. These expenses are included in general and administrative expenses.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $36,000 for both the three months ended March 31, 2000 and 1999. These expenses are included in operating expense.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At March 31, 2000 and 1999, the outstanding balance of $79,000 is included in other liabilities.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the Plan. There were no property dispositions for which proceeds were received during the three months ended March 31, 2000 and 1999.

AIMCO Properties, LP ("AIMCO LP"), which owns the Managing General Partner and which is a controlled affiliate of AIMCO, purchased (i) the junior loans on November 19, 1999, and (ii) a significant interest in the residual value of the properties on November 16, 1999.

During 1999 AIMCO LP made a tender offer to purchase units of limited partnership interest in both Portfolio I and II. As a result of the tender offer, AIMCO and its affiliates currently own 21.25 units of limited partnership interest in Portfolio I representing 3.476% of the outstanding units and 19.50 units of limited partnership interest in Portfolio II representing 7.635% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnerships for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note E - Mortgage Notes Refinanced

On December 29, 1997, the Venture refinanced the mortgages encumbering all of its 15 properties. The refinancing resulted in each property being encumbered by new Senior and Junior Debt. The Senior Debt each have an interest rate of 8.5% per annum and require monthly payments of principal and interest based on a 25 year amortization period. Balloon payments of approximately $91,352,000 will be due at maturity (January 1, 2008). The Junior Debt each has an interest rate of 10.84% per annum and requires monthly payments based on excess monthly cash flow, as defined, for each property. The difference between the accrued amount of the stated rate and the actual payment is transferred to the outstanding principal. All of the debt matures on January 1, 2008, and the Senior Debt includes prepayment penalties if paid prior to January 1, 2007. The Senior Debt retained similar terms for the previous indebtedness regarding note face amounts and agreed valuation amounts. Upon refinancing, the Senior Debt was recorded at the agreed valuation amount of $110,000,000, which was less than the $152,225,000 face amount of the Senior Debt. If the Venture defaults on the new mortgage notes payable or is unable to pay the outstanding agreed valuation amounts upon maturity, then the note face amounts become due. Accordingly, the Venture deferred recognition of a gain of $42,225,000, which is the difference between the refinanced note face amounts and the agreed valuation amounts. All the debt is cross-collateralized, but it is not cross-defaulted. As of March 31, 2000, the outstanding balance of the Senior and Junior Debt was approximately $107,461,000 and $30,656,000, respectively.

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

The remaining $38,810,000 of the Assignment Note is non-interest bearing and is payable only after payment of debt of higher priority, including the senior and junior mortgage notes payable. Pursuant to SOP 90-7, the Assignment Note, the Long-Term Loan Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. At March 31, 2000, the carrying amount of the Assignment Note is $38,810,000. Interest expense is being recognized through the amortization of the discount over the estimated term of the note which totaled approximately $403,000 and $1,050,000 in 2000 and 1999, respectively.

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

Note G - Segment Reporting

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

Measurement of segment profit or loss:

The Venture evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies in the Venture's Annual Report on Form 10-K for the year ended December 31, 1999.

Factor's management used to identify the enterprise's reportable segment:

The Venture's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Venture administration related items and income and expense not allocated to the reportable segment.

                    2000                       Residential     Other      Totals

Rental income                                    $ 7,182       $ --      $ 7,182
Other income                                         275            4        279
Interest expense                                   3,147          403      3,550
Depreciation                                       1,503           --      1,503
General and administrative expense                    --          144        144
Segment profit (loss)                                 46         (543)      (497)
Total assets                                      67,533          165     67,698
Capital expenditures for investment
  properties                                         474           --        474


                   1999                       Residential     Other      Totals

Rental income                                    $ 6,784       $ --      $ 6,784
Other income                                         267            5        272
Interest expense                                   3,132        1,079      4,211
Depreciation                                       1,448           --      1,448
General and administrative expense                    --          165        165
Segment loss                                        (272)      (1,239)    (1,511)
Total assets                                      70,232          526     70,758
Capital expenditures for investment
  properties                                         390           --        390

Note H - Legal Proceedings

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

Average occupancy rates for the three months ended March 31, 2000 and 1999, for all of the Venture's properties are as follows:

                                                   Average Occupancy

      Property                                      2000       1999

      North Park Apartments

         Evansville, IN                             91%        93%
      Chapelle Le Grande
         Merrillville, IN                           96%        93%
      Terrace Gardens
         Omaha, NE                                  95%        95%
      Forest Ridge Apartments
         Flagstaff, AZ                              97%        90%
      Scotchollow
         San Mateo, CA                              98%        92%
      Pathfinder
         Fremont, CA                                99%        88%
      Buena Vista Apartments
         Pasadena, CA                               97%        99%
      Mountain View Apartments
         San Dimas, CA                              97%        99%
      Crosswood Park
         Citrus Heights, CA                         95%        96%
      Casa de Monterey
         Norwalk, CA                                98%        99%
      The Bluffs
         Milwaukie, OR                              94%        95%
      Watergate Apartments
         Little Rock, AR                            89%        91%
      Shadowood Apartments
         Monroe, LA                                 90%        96%
      Vista Village Apartments
         El Paso, TX                                91%        95%
      The Towers of Westchester Park
         College Park, MD                           96%        99%

The Managing General Partner attributes the occupancy fluctuations at the properties to the following: an increase at Chapelle Le Grande due to improved resident services and customer service; an increase at Forest Ridge Apartments, Scotchollow and Pathfinder due to more aggressive marketing; a decrease at The Towers of Westchester Park due to an increase in rental rates; a decrease at Vista Village Apartments due to tenants purchasing homes and breaking leases prior to their expiration and a decrease at Shadowood Apartments due to a decrease in corporate unit rental in the first quarter of 2000 and a slow market in the Monroe, LA area. The property anticipates improved conditions in the second quarter.

Results of Operations

The Venture recorded a net loss for the three months ended March 31, 2000 of approximately $497,000 as compared to a net loss of approximately $1,511,000 for the corresponding period in 1999. The decrease in net loss is primarily attributable to an increase in total revenues and a decrease in total expenses. The increase in total revenues is primarily due to an increase in rental income. Rental income increased mainly due to the increase in occupancy at Forest Ridge, Scotchollow and Pathfinder and an increase in rental rates at Casa de Monterey. Overall the average rental rates at fourteen of the Venture's investment properties increased and occupancy decreased at ten of the properties and increased at four of the properties with one property remaining constant.

Total expenses decreased primarily due to a reduction in interest expense which more than offset the increase in depreciation expense. Interest expense decreased due to a reduction in the amortization of the imputed interest on the Venture's Assignment Note. This discount for imputed interest became fully amortized during January 2000 which was the estimated maturity date of the Assignment Note. Depreciation expense increased as the result of depreciation taken on property improvements and replacements placed into service during the previous twelve months.

Included in general and administrative expenses for the three months ended March 31, 2000 and 1999 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Venture. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2000, the Venture had cash and cash equivalents of approximately $1,218,000 as compared to approximately $865,000 at March 31, 1999. Cash and cash equivalents decreased approximately $786,000 for the three months ended March 31, 2000, from the Venture's fiscal year end. The decrease in cash and cash equivalents is result of approximately $1,154,000 of cash used in investing activities and approximately $341,000 of cash used in financing activities which is partially offset by approximately $709,000 of cash provided by operating activities. Cash used in investing activities consisted of net deposits to escrow accounts maintained by the mortgage lender and property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties and was slightly offset by payments received on subscription notes. The Venture invests its working capital reserves in a money market account.

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

The Venture has budgeted a minimum of $300 per unit or $797,400 for all of the properties, except Towers of Westchester Park, which is the limit set by the second mortgage notes for funding of capital improvements. The Venture, the holder of the junior loan encumbering the property (AIMCO LP) and the servicer of the senior loan encumbering the property agreed, on November 19, 1999, to a procedure to assess whether or not capital expenditures in addition to permitted capital expenditures of $300 per unit per year are needed at the property and the methodology for funding any such capital expenditures, in each case. This methodology has been applied to Towers of Westchester. The parties agreed that this property required repairs over the next year that are estimated to cost $920,000 and that these repairs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior loans. In addition, on November 19, 1999, the parties agreed to a schedule of physical needs required at the property over the next ten years and agreed that the required capital expenditures funding on the property under the senior loan encumbering the property would be increased from $300 per unit per year to approximately $478 per unit per year, effective January 1, 2000.

North Park Apartments: As of March 31, 2000 the property has spent approximately $7,000 on capital expenditures, consisting primarily of flooring replacements and air conditioning upgrades. These improvements were funded from replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property along with the outcome of discussions held with the servicer of the senior loan.

Chapelle Le Grande: As of March 31, 2000 the property has spent approximately $6,000 on capital expenditures, consisting primarily of appliances and roof replacement work. These improvements were funded from replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property along with the outcome of discussions held with the servicer of the senior loan.

Terrace Gardens: As of March 31, 2000 the property has spent approximately $11,000 in capital expenditures, consisting primarily of appliance, water heater and flooring replacements. These improvements were funded from cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property along with the outcome of discussions held with the servicer of the senior loan.

Forest  Ridge  Apartments:   As  of  March  31,  2000  the  property  has  spent
approximately $21,000 on capital expenditures, consisting primarily of appliances, water heaters, lighting and flooring replacements. These improvements were funded from cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property along with the outcome of discussions held with the servicer of the senior loan.

Scotchollow: As of March 31, 2000 the property has spent approximately $23,000 in capital expenditures, consisting primarily of appliances, water heaters and flooring replacements, swimming pool and building improvements. These improvements were funded from cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property along with the outcome of discussions held with the servicer of the senior loan.

Pathfinder Village: As of March 31, 2000 the property has spent approximately $95,000 in capital expenditures, consisting primarily of appliance and flooring replacements, HVAC upgrades and various building improvements. These improvements were funded from cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property along with the outcome of discussions held with the servicer of the senior loan.

Buena Vista Apartments: As of March 31, 2000 the property has spent approximately $15,000 in capital expenditures, consisting primarily of appliance and flooring replacements. These improvements were funded from replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property along with the outcome of discussions held with the servicer of the senior loan.

Mountain View Apartments: As of March 31, 2000 the property has spent approximately $33,000 in capital expenditures, consisting primarily of appliance and flooring replacements and parking lot improvements. These improvements were funded from cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property along with the outcome of discussions held with the servicer of the senior loan.

Crosswood Park: As of March 31, 2000 the property has spent approximately $35,000 in capital expenditures, consisting primarily of appliances, air conditioning, sewer and flooring replacements and plumbing. These improvements were funded from cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property along with the outcome of discussions held with the servicer of the senior loan.

Casa de Monterey: The Venture completed approximately $44,000 in capital expenditures as of March 31, 2000, consisting primarily of appliance and flooring replacements. These improvements were funded from replacement reserves and cash flow. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property along with the outcome of discussions held with the servicer of the senior loan.

The Bluffs: As of March 31, 2000 the property has spent approximately $7,000 in capital expenditures, consisting primarily of appliances and flooring replacements. These improvements were funded from replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property along with the outcome of discussions held with the servicer of the senior loan.

Watergate Apartments: As of March 31, 2000 the property has spent approximately $11,000 in capital expenditures, consisting primarily of appliance and flooring replacements. These improvements were funded from cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property along with the outcome of discussions held with the servicer of the senior loan.

Shadowood Apartments: As of March 31, 2000 the property has spent approximately $3,000 in capital expenditures, consisting primarily of flooring replacements. These improvements were funded from cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property along with the outcome of discussions held with the servicer of the senior loan.

Vista  Village  Apartments:  As  of  March  31,  2000  the  property  has  spent approximately $14,000 in capital expenditures, consisting primarily of appliances, air conditioning and flooring replacements. These improvements were funded from cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property along with the outcome of discussions held with the servicer of the senior loan.

Towers of Westchester Park: The Venture budgeted approximately $1,398,000 for capital improvements at Towers of Westchester Park consisting primarily of appliance, air conditioning, electrical, water heater, light fixtures, plumbing, cabinet, heating and flooring replacements and landscaping, pool and structural improvements. As of March 31, 2000 the property has spent approximately $149,000 in capital expenditures, consisting primarily of appliances, office equipment, plumbing, flooring replacements and structural improvements. These improvements were funded from cash flow.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Senior Debt encumbering all of the properties totals approximately $107,461,000 and is being amortized over 25 years, with a balloon payment of $91,352,000 due January 2008. The Junior Debt, which also matures January 2008, totals approximately
$30,656,000 and requires monthly payments based upon monthly excess cash flow for each property. The Assignment Note and Long-Term Arrangement Fee Notes totaling approximately $42,060,000 are non-interest bearing and are subordinate to the Senior and Junior Debt.

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

There were no cash distributions to the partners of either of the Subpartnerships for the three months ended March 31, 2000 and 1999. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Subpartnerships' ability to make cash distributions. Future cash distributions are, however, subject to the order of distributions as stipulated by Venture's Plan of Reorganization. The source of future distributions will depend upon the levels of net cash generated from operations, the availability of cash reserves, and timing of debt maturities, refinancings and/or property sales. The Subpartnerships' distribution policies are reviewed on an annual basis. There can be no assurance, however, that the Subpartnerships will generate sufficient funds from operations, after required capital expenditures and the order of distributions as stipulated by the Venture's Plan of Reorganization, to permit any distributions to partners during the remainder of 2000 or subsequent periods.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Venture is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at March 31, 2000, a 1% increase or decrease in market interest rate would not have a material impact on the Venture's Senior or Junior Debt. The Managing General Partner considers estimation of the fair value for the Assignment and Long-Term Arrangement Fee Notes Payable to be impracticable as there is currently no market in which the Venture could obtain similar financing.

The following table summarizes the Venture's Senior and Junior Debt obligations at December 31, 1999. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of December 31, 1999.

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


            b) Reports on Form 8-K:

               None filed during the quarter ended March 31, 2000.

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

                                    Date: May 15, 2000