Form 10-Q
period 2000-06-30
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2000-08-14
CIK 789089

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2000

                                       or

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

                             COMBINED BALANCE SHEETS

                                   (in thousands)

                                                              June 30,    December 31,
                                                                2000          1999
                                                            (Unaudited)      (Note)
Assets:
  Cash and cash equivalents                                   $    922       $  2,004
  Receivables and deposits                                       1,884          1,863
  Restricted escrows                                             3,427          2,581
  Other assets                                                     269            311
  Investment properties:
   Land                                                         13,404         13,404
   Buildings and related personal property                     136,283        135,080
   Less accumulated depreciation                               (89,822)       (86,798)
                                                                59,865         61,686
                                                              $ 66,367       $ 68,445
Liabilities and Partners' Deficit
Liabilities

  Accounts payable                                             $   665       $    649
  Tenant security deposit liabilities                            1,061          1,075
  Accrued property taxes                                           564            598
  Other liabilities                                                485          1,726
  Accrued interest                                               1,037            713
  Mortgage notes payable, including $29,605 and $30,101
   due to an affiliate at June 30, 2000 and
   December 31, 1999 respectively (Note D)                     136,759        137,811
  Notes payable                                                 42,060         41,657
  Deferred gain on extinguishment of debt                       42,225         42,225

Partners' Deficit                                             (158,489)      (158,009)
                                                              $ 66,367       $ 68,445


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

b)

                      VMS NATIONAL RESIDENTIAL PORTFOLIO I

                      VMS NATIONAL RESIDENTIAL PORTFOLIO II

                          (Illinois Limited Partnerships)
       VMS NATIONAL PROPERTIES (an Illinois Partnership) AND SUBPARTNERSHIPS

                        COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                             Three Months Ended     Six Months Ended
                                                  June 30,              June 30,
                                              2000       1999       2000       1999
Revenues:
    Rental income                           $ 7,287    $ 6,815    $14,469    $13,599
    Other income                                389        304        668        576
      Total revenues                          7,676      7,119     15,137     14,175

Expenses:
    Operating                                 2,409      2,303      4,716      4,583
    General and administrative                  155        187        299        352
    Depreciation                              1,521      1,409      3,024      2,857
    Interest                                  3,156      4,143      6,706      8,354
    Property taxes                              423        442        877        905
       Total expenses                         7,664      8,484     15,622     17,051

Net income (loss)                           $    12    $(1,365)   $  (485)   $(2,876)

Net loss allocated to
    general partners (2%)                   $    --    $   (28)   $   (10)   $   (58)
Net income (loss) allocated to
    limited partners (98%)                       12     (1,337)      (475)    (2,818)

                                            $    12    $(1,365)   $  (485)   $(2,876)

Net income (loss) per limited partnership interest:

    Portfolio I (644 interests
      issued and outstanding)               $    13    $(1,469)   $  (522)   $(3,094)

    Portfolio II (267 interests
      issued and outstanding)               $    15    $(1,469)   $  (521)   $(3,095)


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

                          (Illinois Limited Partnerships)
       VMS NATIONAL PROPERTIES (an Illinois Partnership) AND SUBPARTNERSHIPS

                COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)


                                    VMS National Residential Portfolio I
                                               Limited Partners

                          General   Accumulated  Subscription
                         Partners     Deficit        Notes          Total        Total

Partners' deficit at
  December 31, 1999      $(3,535)    $(107,157)      $ (506)      $(107,663)   $(111,198)

Collections of
  subscription notes          --            --            4               4            4

Net loss for the
  six months ended
  June 30, 2000               (7)         (336)          --            (336)        (343)

Partners' deficit at
  June 30, 2000          $(3,542)    $(107,493)      $ (502)      $(107,995)   $(111,537)

                                  VMS National Residential Portfolio II
                                               Limited Partners

                         General    Accumulated   Subscription
                         Partners     Deficit        Notes         Total        Total

Partners' deficit at
  December 31, 1999      $(1,480)    $ (45,002)     $ (329)      $ (45,331)   $ (46,811)

Collections of
  subscription notes          --            --            1              1            1

Net loss for the
  six months ended
  June 30, 2000               (3)         (139)          --           (139)        (142)

Partners' deficit at
 June 30, 2000           $(1,483)    $ (45,141)     $ (328)      $ (45,469)   $ (46,952)

Combined total           $(5,025)    $(152,634)     $ (830)      $(153,464)   $(158,489)

              See Accompanying Notes to Combined Financial Statements

d)
                      VMS NATIONAL RESIDENTIAL PORTFOLIO I

                      VMS NATIONAL RESIDENTIAL PORTFOLIO II

                          (Illinois Limited Partnerships)
       VMS NATIONAL PROPERTIES (an Illinois Partnership) AND SUBPARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                  Six Months Ended
                                                                      June 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net loss                                                       $ (485)     $(2,876)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                                   3,024        2,857
   Amortization of discounts                                        403        2,157
   Change in accounts:
      Receivables and deposits                                      (21)         410
      Other assets                                                   42           48
      Accounts payable                                               16          128
      Tenant security deposit liabilities                           (14)         (46)
      Accrued property taxes                                        (34)        (486)
      Accrued interest                                            1,262          160
      Other liabilities                                          (1,241)          94
       Net cash provided by operating activities                  2,952        2,446

Cash flows from investing activities:

  Property improvements and replacements                         (1,203)        (762)
  Net deposits to restricted escrows                               (846)        (248)
       Net cash used in investing activities                     (2,049)      (1,010)

Cash flows from financing activities:

  Payments on mortgage notes payable                             (1,990)      (1,368)
  Payments received on subscription notes                             5           --
       Net cash used in financing activities                     (1,985)      (1,368)

Net (decrease) increase in cash and cash equivalents             (1,082)          68
Cash and cash equivalents at beginning of period                  2,004          931
Cash and cash equivalents at end of period                       $ 922        $ 999

Supplemental disclosure of cash flow information:

  Cash paid for interest                                        $ 5,039      $ 6,036
Supplemental disclosure of non-cash activity:
  Accrued interest added to mortgage notes payable               $ 938        $ 328

              See Accompanying Notes to Combined Financial Statements

e)
                      VMS NATIONAL RESIDENTIAL PORTFOLIO I

                      VMS NATIONAL RESIDENTIAL PORTFOLIO II

                          (Illinois Limited Partnerships)
       VMS NATIONAL PROPERTIES (an Illinois Partnership) AND SUBPARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited combined financial statements of VMS National Properties Joint Venture (the "Venture" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the combined financial statements and footnotes thereto included in the Venture's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Note C - Petition For Relief Under Chapter 11 and Plan of Reorganization

On February 22, 1991, the Venture filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in the Central District of California. The initial filing included only the residential apartment complexes directly owned by the Venture (entities included in the filing are herein after referred to collectively as the "Debtor") and excluded the 10 Subpartnerships consisting of 10 residential apartment complexes encumbered by financing insured or held by the Department of Housing and Urban Development ("HUD"), and the investing limited partnerships Portfolio I and Portfolio II. Due to the partnership agreements existing between the Venture, Portfolio I and Portfolio II, which provide the Venture with exclusive rights to the limited partner investor contributions, the Venture's initial filing was amended to reflect the Venture's right to receive any excess limited partner investor contributions.

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

Asset management fees of approximately $150,000 and $152,000 were paid to an affiliate of the Managing General Partner for the six months ended June 30, 2000 and 1999, respectively.

Affiliates of the Managing General Partner are entitled to receive a percentage of the gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $604,000 and $571,000 for the six months ended June 30, 2000 and 1999, respectively.

In addition, affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $50,000 for both the six months ended June 30, 2000 and 1999. These expenses are included in general and administrative expenses. Included in investment properties and operating expenses of the Venture are construction oversight reimbursements, paid to an affiliate of the Managing General Partner, of approximately $23,000 and $3,000 for the six months ended June 30, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $70,000 and $71,000 for the six months ended June 30, 2000 and 1999, respectively. These expenses are included in operating expense.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At June 30, 2000 and 1999, the outstanding balance of approximately $79,000 is included in other liabilities.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the Plan. There were no property dispositions for which proceeds were received during the six months ended June 30, 2000 and 1999.

AIMCO Properties, LP ("AIMCO LP"), which owns the Managing General Partner and which is a controlled affiliate of AIMCO, purchased (i) the junior loans on November 19, 1999, and (ii) a significant interest in the residual value of the properties on November 16, 1999.

AIMCO and its affiliates currently own 21.75 units of limited partnership interest in Portfolio I representing 3.377% of the outstanding units and 19.50 units of limited partnership interest in Portfolio II representing 7.303% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnerships for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note E - Mortgage Notes Refinanced

On December 29, 1997, the Venture refinanced the mortgages encumbering all of its 15 properties. The refinancing resulted in each property being encumbered by new Senior and Junior Debt. The Senior Debt each have an interest rate of 8.5% per annum and require monthly payments of principal and interest based on a 25 year amortization period. Balloon payments of approximately $91,352,000 will be due at maturity (January 1, 2008). The Junior Debt each has an interest rate of 10.84% per annum and requires monthly payments based on excess monthly cash flow, as defined, for each property. The difference between the accrued amount of the stated rate and the actual payment is transferred to the outstanding principal. All of the debt matures on January 1, 2008, and the Senior Debt includes prepayment penalties if paid prior to January 1, 2007. The Senior Debt retained similar terms for the previous indebtedness regarding note face amounts and agreed valuation amounts. Upon refinancing, the Senior Debt was recorded at the agreed valuation amount of $110,000,000, which was less than the $152,225,000 face amount of the Senior Debt. If the Venture defaults on the mortgage notes payable or is unable to pay the outstanding agreed valuation amounts upon maturity, then the note face amounts become due. Accordingly, the Venture deferred recognition of a gain of $42,225,000, which is the difference between the refinanced note face amounts and the agreed valuation amounts. All the debt is cross-collateralized, but it is not cross-defaulted. As of June 30, 2000, the outstanding balance of the Senior and Junior Debt was approximately $107,154,000 and $29,605,000, respectively.

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

The remaining $38,810,000 of the Assignment Note is non-interest bearing and is payable only after payment of debt of higher priority, including the Senior and Junior Debt. Pursuant to SOP 90-7, the Assignment Note, the Long-Term Loan Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. At June 30, 2000, the carrying amount of the Assignment
Note is $38,810,000. Interest expense is being recognized through the amortization of the discount over the estimated term of the note which totaled approximately $403,000 and $2,157,000 for the six months ended June 30, 2000 and 1999, respectively.

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

Pursuant to the Plan, the entire $3,250,000 balance, which included $250,000 in unpaid accrued interest that was rolled into principal, was granted as an allowed claim. None of this balance bears interest, and the balance is payable only after debt of a higher priority, including Senior and Junior Debt.

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

Segment information for the three and six months ended June 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Venture administration related items and income and expense not allocated to the reportable segment.

      Three Months Ended June 30, 2000         Residential     Other      Totals

Rental income                                    $ 7,287       $ --      $ 7,287
Other income                                         382            7        389
Interest expense                                   3,156           --      3,156
Depreciation                                       1,521           --      1,521
General and administrative expense                    --          155        155
Segment profit (loss)                                160         (148)        12


       Six Months Ended June 30, 2000          Residential     Other      Totals

Rental income                                    $14,469       $ --      $14,469
Other income                                         657           11        668
Interest expense                                   6,303          403      6,706
Depreciation                                       3,024           --      3,024
General and administrative expense                    --          299        299
Segment profit (loss)                                206         (691)      (485)
Total assets                                      65,842          525     66,367
Capital expenditures for investment
  properties                                       1,203           --      1,203


      Three Months Ended June 30, 1999         Residential     Other      Totals

Rental income                                    $ 6,815       $ --      $ 6,815
Other income                                         300            4        304
Interest expense                                   3,065        1,078      4,143
Depreciation                                       1,409           --      1,409
General and administrative expense                    --          187        187
Segment loss                                        (104)      (1,261)    (1,365)


   Six Months Ended June 30, 1999         Residential     Other      Totals

Rental income                                   $13,599       $ --       $13,599
Other income                                        567            9         576
Interest expense                                  6,197        2,157       8,354
Depreciation                                      2,857           --       2,857
General and administrative expense                   --          352         352
Segment loss                                       (376)      (2,500)     (2,876)
Total assets                                     68,969          731      69,700
Capital expenditures for investment
  properties                                         762           --        762

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

Average occupancy rates for the six months ended June 30, 2000 and 1999, for all of the Venture's properties are as follows:

                                                   Average Occupancy

      Property                                      2000       1999

      North Park Apartments

         Evansville, IN                             91%        95%
      Chapelle Le Grande
         Merrillville, IN                           95%        92%
      Terrace Gardens
         Omaha, NE                                  94%        97%
      Forest Ridge Apartments
         Flagstaff, AZ                              96%        92%
      Scotchollow
         San Mateo, CA                              99%        91%
      Pathfinder
         Fremont, CA                                98%        90%
      Buena Vista Apartments
         Pasadena, CA                               97%        100%
      Mountain View Apartments
         San Dimas, CA                              97%        99%
      Crosswood Park
         Citrus Heights, CA                         95%        95%
      Casa de Monterey
         Norwalk, CA                                98%        98%
      The Bluffs
         Milwaukie, OR                              94%        95%
      Watergate Apartments
         Little Rock, AR                            91%        93%
      Shadowood Apartments
         Monroe, LA                                 93%        96%
      Vista Village Apartments
         El Paso, TX                                90%        94%
      The Towers of Westchester Park
         College Park, MD                           97%        99%

The Managing General Partner attributes the occupancy fluctuations at the properties to the following: a decrease at North Park Apartments to a poor market conditions in the North Evansville, IN area; an increase at Chapelle Le Grande due to improved resident services and customer service; a decrease at Terrace Gardens due to tenants purchasing homes; an increase at Forest Ridge Apartments, Scotchollow and Pathfinder due to more aggressive marketing; a decrease at Buena Vista Apartments due to an increase in rental rates which more than offset the decrease in occupancy in regards to the property's total rent collected; a decrease at Shadowood Apartments due to a decrease in corporate unit rental and a slow market in the Monroe, LA area and a decrease at Vista Village Apartments due to tenants purchasing homes and breaking leases prior to their expiration.

Results of Operations

The Venture recorded a net loss for the six months ended June 30, 2000 of approximately $485,000 as compared to a net loss of approximately $2,876,000 for the corresponding period in 1999. For the three months ended June 30, 2000, the Venture recorded net income of approximately $12,000 as compared to a net loss of approximately $1,365,000 for the three months ended June 30, 1999. The decrease in net loss is primarily attributable to an increase in total revenues and a decrease in total expenses. The increase in total revenues is due to an increase in both rental and other income. Rental income increased mainly due to an increase in average annual rental rates at thirteen of the Venture's investment properties which more than offset the decrease in occupancy at nine of the properties. Other income increased primarily due to increases in interest income and tenant auxiliary services.

Total expenses decreased primarily due to a reduction in interest expense which more than offset the increase in operating and depreciation expenses. Interest expense decreased due to a reduction in the amortization of the imputed interest on the Venture's Assignment Note. This discount for imputed interest became fully amortized during January 2000 which was the estimated maturity date of the Assignment Note. Operating expenses increased due to an increase in property expenses. The increase in property expense is primarily a result of an increase in salary and related benefits at Scotchollow. Depreciation expense increased as the result of depreciation taken on property improvements and replacements placed into service during the previous twelve months.

Included in general and administrative expenses for the six months ended June 30, 2000 and 1999 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Venture. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2000, the Venture had cash and cash equivalents of approximately $922,000 as compared to approximately $999,000 at June 30, 1999. Cash and cash equivalents decreased approximately $1,082,000 for the six months ended June 30, 2000, from the Venture's fiscal year end. The decrease in cash and cash equivalents is the result of approximately $2,049,000 of cash used in investing activities and approximately $1,985,000 of cash used in financing activities which is partially offset by approximately $2,952,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties and was slightly offset by payments received on subscription notes. The Venture invests its working capital reserves in a money market account.

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

The Venture had budgeted a minimum of $300 per unit for all of the properties, which is the limit set by the second mortgage notes for funding of capital improvements. The Venture, the holder of the junior loan encumbering the properties (AIMCO LP) and the servicer of the senior loan encumbering the properties have agreed to a procedure to assess whether or not capital expenditures, in addition to those permitted, are needed at the properties and the methodology for funding any such capital expenditures, in each case. On November 19, 1999, an agreement was signed relating to Towers of Westchester Park. On July 10, 2000, agreements were signed relating to North Park Apartments, Scotchollow, Pathfinder, Buena Vista Apartments, Mountain View
Apartments, Casa de Monterey and The Bluffs. The Venture anticipates that agreements will be signed for all the remaining properties during the remainder of 2000.

North Park Apartments: The methodology discussed above for funding additional capital expenditures has been applied to North Park Apartments. The parties agreed that this property required repairs over the next six months that are estimated to cost approximately $150,000 and that these repairs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior loans. The Venture has budgeted approximately
$235,000 for capital improvements during 2000 at North Park Apartments consisting primarily of appliance replacements and structural improvements. The Venture completed approximately $35,000 in capital expenditures at North Park Apartments as of June 30, 2000, consisting primarily of appliance and flooring replacements and swimming pool upgrades. These improvements were funded from operating cash flow and replacement reserves.

Chapelle Le Grande: The Venture budgeted approximately $32,000 for capital improvements at Chapelle Le Grande consisting primarily of appliance, air conditioning and flooring replacements. As of June 30, 2000 the Venture has spent approximately $24,000 on capital expenditures, consisting primarily of appliance and flooring replacements, lighting and roof replacements. These improvements were funded from replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Terrace Gardens: The Venture budgeted approximately $38,000 for capital improvements at Terrace Gardens consisting primarily of plumbing improvements. As of June 30, 2000 the Venture has spent approximately $31,000 in capital expenditures, consisting primarily of appliance, air conditioning, water heater, and flooring replacements and other building improvements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Forest Ridge Apartments: The Venture budgeted approximately $83,000 for capital improvements at Forest Ridge Apartments consisting primarily of appliance, fencing, lighting, and flooring replacements and structural improvements. As of June 30, 2000, the Venture has spent approximately $57,000 on capital expenditures, consisting primarily of appliance, water heater, lighting and flooring replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Scotchollow: The methodology discussed above for funding additional capital expenditures has been applied to Scotchollow. The parties agreed that this property required repairs over the next six months that are estimated to cost approximately $439,000 and that these repairs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior loans. The Venture has budgeted approximately $564,000 for capital improvements during 2000 at Scotchollow consisting primarily of appliance and flooring replacements and structural improvements. The Venture completed approximately $50,000 in capital expenditures at Scotchollow as of June 30, 2000, consisting primarily of appliance and flooring replacements and building and structural improvements. These improvements were funded from operating cash flow.

Pathfinders Village: The methodology discussed above for funding additional capital expenditures has been applied to Pathfinders Village. The parties agreed that this property required repairs over the next six months that are estimated to cost approximately $1,037,000 and that these repairs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior loans. The Venture has budgeted approximately $1,111,000 for capital improvements during 2000 at Pathfinders Village consisting primarily of appliance and flooring replacements and building and structural improvements. The Venture completed approximately $225,000 in capital expenditures at Pathfinders Village as of June 30, 2000, consisting primarily of appliance, window coverings, cabinet, countertop, sewer and flooring replacements, air conditioning and heating system upgrades, clubhouse renovations, building and structural improvements. These improvements were funded from operating cash flow.

Buena Vista Apartments: The methodology discussed above for funding additional capital expenditures has been applied to Buena Vista Apartments. The parties agreed that this property required repairs over the next six months that are estimated to cost approximately $110,000 and that these repairs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior loans. The Venture has budgeted approximately
$138,000 for capital improvements during 2000 at Buena Vista Apartments consisting primarily of lighting replacements and building and structural improvements. The Venture completed approximately $33,000 in capital expenditures at Buena Vista Apartments as of June 30, 2000, consisting primarily of appliance, and flooring replacements. These improvements were funded from replacement reserves.

Mountain View Apartments: The methodology discussed above for funding additional capital expenditures has been applied to Mountain View Apartments. The parties agreed that this property required repairs over the next six months that are estimated to cost approximately $134,000 and that these repairs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior loans. The Venture has budgeted approximately
$184,000 for capital improvements during 2000 at Mountain View Apartments consisting primarily of appliance replacements and building and structural improvements. The Venture completed approximately $64,000 in capital expenditures at Mountain View Apartments as of June 30, 2000, consisting primarily of appliance, furniture, lighting and flooring replacements, parking lot and structural improvements. These improvements were funded from replacement reserves.

Crosswood Park: The Venture budgeted approximately $54,000 for capital improvements at Crosswood Park consisting primarily of appliance replacements and various enhancements. As of June 30, 2000 the Venture has spent approximately $64,000 in budgeted and unbudgeted capital expenditures, consisting primarily of appliances, plumbing and flooring replacements and building improvements. These improvements were funded from cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Casa de Monterey: The methodology discussed above for funding additional capital expenditures has been applied to Casa de Monterey. The parties agreed that this property required repairs over the next six months that are estimated to cost approximately $227,000 and that these repairs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior loans. The Venture has budgeted approximately $270,000 for capital improvements during 2000 at Casa de Monterey consisting primarily of building and structural improvements. The Venture completed approximately $68,000 in capital expenditures at Casa de Monterey as of June 30, 2000, consisting primarily of appliance, cabinet, countertop, lighting and flooring replacements. These improvements were funded from operating cash flow and replacement reserves.

The Bluffs: The methodology discussed above for funding additional capital expenditures has been applied to The Bluffs. The parties agreed that this property required repairs over the next six months that are estimated to cost approximately $52,000 and that these repairs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior loans. The Venture has budgeted approximately $93,000 for capital improvements during 2000 at The Bluffs consisting primarily of plumbing, appliance and flooring replacements, building and structural improvements. The Venture completed approximately $21,000 in capital expenditures at The Bluffs as of June 30, 2000, consisting primarily of appliance, plumbing and flooring replacements. These improvements were funded from replacement reserves.

Watergate Apartments: The Venture budgeted approximately $42,000 for capital improvements at Watergate Apartments consisting primarily of appliance, air conditioners, plumbing fixtures, water heaters and flooring replacements and structural improvements. As of June 30, 2000 the Venture has spent approximately $24,000 in capital expenditures, consisting primarily of appliance, heating system, electrical, plumbing and flooring replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Shadowood Apartments: The Venture budgeted approximately $36,000 for capital improvements at Shadowood Apartments consisting primarily of appliance, plumbing fixtures, water heaters, air conditioners and flooring replacements. As of June 30, 2000 the Venture has spent approximately $18,000 in capital expenditures, consisting primarily of appliance, water heater, heating system and flooring replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Vista Village Apartments: The Venture budgeted approximately $66,000 for capital improvements at Vista Village Apartments consisting primarily of lighting replacements. As of June 30, 2000 the Venture has spent approximately $62,000 in capital expenditures, consisting primarily of appliances, air conditioning and flooring replacements and recreational facility enhancements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Towers of Westchester Park: The methodology discussed above for funding additional capital expenditures has been applied to Towers of Westchester Park. The parties agreed that this property required repairs during 2000 that are estimated to cost approximately $920,000 and that these repairs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior loans. The Venture has budgeted approximately $1,011,000 for capital improvements during 2000 at Towers of Westchester Park consisting primarily of appliance, air conditioning, electrical, water heater, light fixtures, plumbing, cabinet, heating and flooring replacements and landscaping, pool and structural improvements. The Venture completed approximately $427,000 in capital expenditures at Towers of Westchester Park as of June 30, 2000, consisting primarily of cabinet, appliance, heating system, air conditioning, plumbing and flooring replacements, landscaping and structural improvements. These improvements were funded from operating cash flow.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Senior Debt encumbering all of the properties totals approximately $107,154,000 and is being amortized over 25 years, with a balloon payment of $91,352,000 due January 2008. The Junior Debt, which also matures January 2008, totals approximately
$29,605,000 and requires monthly payments based upon monthly excess cash flow for each property. The Assignment Note and Long-Term Arrangement Fee Notes totaling approximately $42,060,000 are non-interest bearing and are subordinate to the Senior and Junior Debt.

AIMCO LP, which owns the Managing General Partner and which is a controlled affiliate of AIMCO, purchased (i) the Junior Debt on November 19, 1999, and (ii) a significant interest in the residual value of the properties on November 16, 1999. In connection with AIMCO LP's purchase of the Junior Debt, (i) the seller, which owned the senior loans on the properties until October 1998, acknowledged its prior consent to $1,749,286 of capital expenditures made on the properties in addition to those funded pursuant to the capital expenditure reserves for the senior and junior loans, which capital expenditures were funded out of cash flow that would otherwise have been used to pay debt services on the Junior Debt, and
(ii) certain convenience as to the timeliness and completion of certain scheduled deferred maintenance items were waived. In addition, AIMCO LP, the Venture, and the servicer of the senior loans encumbering the properties (the "Servicer") agreed to a procedure to assess whether or not capital expenditures in addition to permitted capital expenditures of $300 per unit per year are needed at each property and the methodology for funding any such capital expenditures. Capital expenditures that are identified pursuant to these procedures likely will be funded out of cash flow from the properties that otherwise would be used to service the Junior Debt on the properties; longer term capital expenditures so identified likely will be funded through an increase in required capital expenditure reserve funding.

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

There were no cash distributions to the partners of either of the Subpartnerships for the six months ended June 30, 2000 and 1999. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Subpartnerships' ability to make cash distributions. Future cash distributions are, however, subject to the order of distributions as stipulated by Venture's Plan of Reorganization. The source of future distributions will depend upon the levels of net cash generated from operations, the availability of cash reserves, and timing of debt maturities, refinancings and/or property sales. The Subpartnerships' distribution policies are reviewed on an annual basis. There can be no assurance, however, that the Subpartnerships will generate sufficient funds from operations, after required capital expenditures and the order of distributions as stipulated by the Venture's Plan of Reorganization, to permit any distributions to partners during the remainder of 2000 or subsequent periods.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Venture is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at June 30, 2000, a 1% increase or decrease in market interest rate would not have a material impact on the Venture's Senior or Junior Debt. The Managing General Partner considers estimation of the fair value for the Assignment and Long-Term Arrangement Fee Notes Payable to be impracticable as there is currently no market in which the Venture could obtain similar financing.

The following table summarizes the Venture's Senior and Junior Debt obligations at June 30, 2000. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of June 30, 2000.

                                                     Long-term Debt
                                             Principal          Weighted-average
                                           (in thousands)          Interest Rate

                  2000                         $     73                  8.50%
                  2001                            1,419                  8.50%
                  2002                            1,553                  8.50%
                  2003                            1,692                  8.50%
                  2004                            1,825                  8.50%
               Thereafter                       130,197                  9.04%
                                               $136,759

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.


            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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

                                    Date: August 14, 2000