Form 10-Q
period 2000-09-30
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2000-11-14
CIK 789089

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2000

                                       or

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

ITEM 1.     FINANCIAL STATEMENTS

a)

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                             COMBINED BALANCE SHEETS

                                   (in thousands)

                                                           September 30,   December 31,
                                                                2000           1999
                                                            (Unaudited)       (Note)
Assets:
  Cash and cash equivalents                                   $  1,563        $ 2,004
  Receivables and deposits                                       2,147          1,863
  Restricted escrows                                             3,849          2,581
  Other assets                                                     451            311
  Investment properties:
   Land                                                         13,404         13,404
   Buildings and related personal property                     137,530        135,080
   Less accumulated depreciation                               (91,244)       (86,798)
                                                                59,690         61,686
                                                              $ 67,700       $ 68,445
Liabilities and Partners' Deficit
Liabilities

  Accounts payable                                             $ 955          $ 649
  Tenant security deposit liabilities                            1,079          1,075
  Accrued property taxes                                           928            598
  Other liabilities                                                452          1,726
  Due to affiliate                                                  16             --
  Accrued interest                                               1,047            713
  Mortgage notes payable, including $30,433 and $30,101
   due to an affiliate at September 30, 2000 and
   December 31, 1999 respectively (Note D)                     137,272        137,811
  Notes payable                                                 42,060         41,657
  Deferred gain on extinguishment of debt                       42,225         42,225

Partners' Deficit                                             (158,334)      (158,009)
                                                              $ 67,700       $ 68,445


Note:  The balance sheet at December 31, 1999, has been derived from the audited
       financial   statements  at  that  date  but  does  not  include  all  the information  and  footnotes  required by  generally  accepted  accounting principles for complete financial statements.

              See Accompanying Notes to Combined Financial Statements

b)

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                            Three Months Ended     Nine Months Ended
                                              September 30,          September 30,
                                             2000        1999       2000       1999
Revenues:
    Rental income                          $ 7,465     $ 6,874     $21,934    $20,473
    Other income                               424         381       1,092        957
      Total revenues                         7,889       7,255      23,026     21,430

Expenses:
    Operating                                2,540       2,268      7,256       6,851
    General and administrative                 186         149        485         501
    Depreciation                             1,422       1,452      4,446       4,309
    Interest                                 3,161       4,211      9,867      12,565
    Property taxes                             425         449      1,302       1,354
       Total expenses                        7,734       8,529     23,356      25,580

Net income (loss)                           $ 155      $(1,274)    $ (330)    $(4,150)

Net income (loss) allocated to
    general partners (2%)                    $ 3        $ (25)      $ (7)      $ (83)
Net income (loss) allocated to
    limited partners (98%)                     152      (1,249)      (323)     (4,067)

                                            $ 155      $(1,274)    $ (330)    $(4,150)

Net income (loss) per limited partnership interest:

    Portfolio I (644 interests

      issued and outstanding)               $ 168      $(1,371)    $ (354)    $(4,463)

    Portfolio II (267 interests

      issued and outstanding)               $ 165      $(1,371)    $ (356)    $(4,468)

              See Accompanying Notes to Combined Financial Statements

c)

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)

                                       VMS National Residential Portfolio I
                                                 Limited Partners

                        General Accumulated Subscription

                         Partners     Deficit        Notes          Total         Total

Partners' deficit at

  December 31, 1999      $(3,535)    $(107,157)      $ (506)      $(107,663)    $(111,198)

Collections of

  subscription notes          --            --            4               4             4

Net loss for the
  nine months ended
  September 30, 2000          (5)         (228)          --            (228)         (233)

Partners' deficit at

  September 30, 2000     $(3,540)    $(107,385)      $ (502)      $(107,887)    $(111,427)

                                       VMS National Residential Portfolio II
                                                 Limited Partners

                        General Accumulated Subscription

                         Partners     Deficit         Notes         Total         Total

Partners' deficit at

  December 31, 1999      $(1,480)    $ (45,002)      $ (329)      $ (45,331)    $ (46,811)

Collections of

  subscription notes          --            --             1              1             1

Net loss for the
  nine months ended
  September 30, 2000          (2)          (95)           --            (95)          (97)

Partners' deficit at

 September 30, 2000      $(1,482)    $ (45,097)      $ (328)      $ (45,425)    $ (46,907)

Combined total           $(5,022)    $(152,482)      $ (830)      $(153,312)    $(158,334)

              See Accompanying Notes to Combined Financial Statements


d)
                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net loss                                                       $ (330)     $(4,150)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                                   4,446        4,309
   Amortization of discounts                                        403        3,235
   Change in accounts:
      Receivables and deposits                                     (284)         (57)
      Other assets                                                 (140)          53
      Accounts payable                                              (83)          49
      Tenant security deposit liabilities                             4           (8)
      Accrued property taxes                                        330          (80)
      Accrued interest                                            2,100          477
      Other liabilities                                          (1,274)          74
      Due to affiliate                                               16           --
       Net cash provided by operating activities                  5,188        3,902

Cash flows from investing activities:

  Property improvements and replacements                         (2,061)      (1,273)
  Net deposits to restricted escrows                             (1,268)        (409)
       Net cash used in investing activities                     (3,329)      (1,682)

Cash flows from financing activities:

  Payments on mortgage notes payable                             (2,305)      (2,366)
  Payments received on subscription notes                             5           --
       Net cash used in financing activities                     (2,300)      (2,366)

Net decrease in cash and cash equivalents                          (441)        (146)
Cash and cash equivalents at beginning of period                  2,004          931
Cash and cash equivalents at end of period                      $ 1,563      $   785

Supplemental disclosure of cash flow information:

  Cash paid for interest                                        $ 7,363      $ 8,852

Supplemental disclosure of non-cash activity:

  Accrued interest added to mortgage notes payable              $ 1,766       $  489
  Property improvements and replacements included in
   accounts payable                                             $   389       $  --

              See Accompanying Notes to Combined Financial Statements

e)
                      VMS NATIONAL PROPERTIES JOINT VENTURE

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited combined financial statements of VMS National Properties Joint Venture (the "Venture" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the combined financial statements and footnotes thereto included in the Venture's Annual Report on Form 10-K for the year ended December 31, 1999.

Basis of Accounting:

The accompanying statements represent the combined financial statements of VMS National Residential Portfolio I ("Portfolio I"), VMS National Residential Portfolio II ("Portfolio II") (collectively the "Partnerships") and the Venture. Significant interpartnership accounts and transactions have been eliminated from these combined financial statements.

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

The Venture's Plan of Reorganization was confirmed by the Bankruptcy Court in March 1993 and became effective on March 31, 1993 (the "Effective Date"). During 1997, the Plan was modified in order to allow the Venture to refinance the debt encumbering its properties. The bankruptcy plan was closed by the Bankruptcy Court on April 29, 1998.

The primary aspects of the Venture's Plan of Reorganization included the following:

(a) The Venture retained 17 properties from the existing portfolio (the "retained properties"), and abandoned title of the remaining properties (the "non-retained properties") to the Federal Deposit Insurance Corporation (the "FDIC"). The retained properties consisted of one HUD property and nineteen non-HUD properties. Two of the seventeen retained properties were sold during the second quarter of 1996. All of the non-retained properties were foreclosed upon as of December 31, 1996.

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

(c) As it pertained to the existing BH junior mortgages on the retained properties, the FDIC reduced its claim on two of the properties to $300,000 per property evidenced by a non-interest bearing note scheduled to mature January 15, 2000, and left in place liens for the full amount of its claims at the petition date for all other retained properties. Interest on the former FDIC loans for these retained properties accrued at 10% per annum on the FDIC value (total property value per the FDIC's June 1992 valuations less the property's senior lien indebtedness) commencing as of the first day of the month of the Effective Date and monthly payments of interest only at 7% per annum on the FDIC value commenced with the first monthly payment due thereafter. (The retained property governed by a HUD Regulatory Agreement made payments of interest only following the approval by HUD of the Surplus Cash calculation). On October 28, 1995, the FDIC sold all of the debt it held related to the retained properties to BlackRock Capital Finance, L.P. The debt amounts and terms were not modified. On December 29, 1997, all of the junior mortgages (the "Junior Debt") were refinanced.

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

Note D - Transactions with Affiliated Parties

The Venture has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Venture activities. The Revised Asset Management Agreement, which was executed in conjunction with the Venture's Plan of Reorganization, provided for (i) certain payments to affiliates for real estate advisory services and asset management of the Venture's retained properties for an annual compensation of $500,000 and
(ii) reimbursement of certain expenses incurred by affiliates on behalf of the Venture up to $200,000 per annum.

Effective January 1, 1998, in relation to the refinancing of the Senior Debt on December 29, 1997, the Venture and Managing General Partner agreed to amend the Asset Management Agreement to reduce the annual asset management fee payable to $300,000 per year and to reduce the annual reimbursement for accountable expenses to $100,000.

Asset management fees of approximately $225,000 and $229,000 were paid to an affiliate of the Managing General Partner for the nine months ended September 30, 2000 and 1999, respectively.

Affiliates of the Managing General Partner are entitled to receive a percentage of the gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $918,000 and $862,000 for the nine months ended September 30, 2000 and 1999, respectively.

In addition, affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $75,000 for both the nine months ended September 30, 2000 and 1999. These expenses are included in general and administrative expenses. Included in investment properties and operating expenses of the Venture are construction oversight reimbursements, paid to an affiliate of the Managing General Partner, of approximately $53,000 and $5,000 for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $100,000 and $107,000 for the nine months ended September 30, 2000 and 1999, respectively. These expenses are included in operating expense.

During the nine months ended September 30, 2000, the Managing General Partner has loaned the Venture funds to cover operational expenses required at Buena Vista and Casa de Monterey Apartments. These loans were made in accordance with the terms of the Partnership Agreement. At September 30, 2000, the balance of the loans was approximately $16,000. Interest is charged at the prime rate plus 2% or the Managing General Partners cost, whichever is lower. Interest expense was approximately $2,000 for the nine months ended September 30, 2000 and is included in interest expense.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At September 30, 2000 and December 31, 1999, the outstanding balance of approximately $79,000 is included in other liabilities.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the Plan. There were no property dispositions for which proceeds were received during the nine months ended September 30, 2000 and 1999.

AIMCO Properties, LP ("AIMCO LP"), which owns the Managing General Partner and which is a controlled affiliate of AIMCO, purchased (i) the junior loans on November 19, 1999, (ii) a significant interest in the residual value of the properties on November 16, 1999, and (iii) economic and voting rights in a 0.61% interest in Partners Liquidating Trust in September 2000. These transactions occurred between AIMCO LP and unrelated third parties and thus had no affect on the combined financial statements of the Venture.

As a result of tender offers, AIMCO and its affiliates currently own 39.75 units of limited partnership interest in Portfolio I representing 6.2% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 8.2%. AIMCO and its affiliates currently own 31.0 units of limited partnership interest in Portfolio II representing 11.6% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 13.6%. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 8.2% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnerships for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note E - Mortgage Notes Refinanced

On December 29, 1997, the Venture refinanced the mortgages encumbering all of its 15 properties. The refinancing resulted in each property being encumbered by new Senior and Junior Debt. The Senior Debt each has an interest rate of 8.5% per annum and require monthly payments of principal and interest based on a 25 year amortization period. Balloon payments of approximately $91,352,000 will be due at maturity (January 1, 2008). The Junior Debt each has an interest rate of 10.84% per annum and requires monthly payments based on excess monthly cash flow, as defined, for each property. The Venture anticipates that cash flow on a long-term basis will be sufficient to meet the operating needs of the venture as well as the requirement of the Senior Debt with any excess cash flow being utilized to meet the requirement of the Junior Debt. Per the Junior Debt Agreements, excess cash flow is defined as revenue generated from the operation of a property less (1) operating expenses of the property, (2) the debt service payment for the Senior Debt, (3) tax and insurance reserve deposit, and (4) replacement reserve deposit.

The difference between the accrued amount of the stated rate and the actual payment is transferred to the outstanding principal. Under a November 19, 1999, agreement with the holder of the Senior Debt of Towers of Westchester, the property's excess monthly cash flow is to first be used to fund a repair reserve. On July 10, 2000, similar agreements were signed relating to North Park, Scotchollow, Pathfinder, Buena Vista, Mountain View, Casa De Monterey, and The Bluffs Apartments. In August 2000, similar agreements were signed relating to Crosswood Park, Shadowood, Vista Village, Chapelle Le Grand, Watergate, and Forest Ridge Apartments. On September 19, 2000, a similar agreement was signed relating to Terrace Gardens Apartments. Once these reserves are fully funded, the excess monthly cash flow will again be used as payment toward the Junior Debt. The Senior and Junior Debt matures on January 1, 2008, and the Senior Debt includes prepayment penalties if paid prior to January 1, 2007. The Senior Debt retained similar terms for the previous indebtedness regarding note face amounts and agreed valuation amounts. Upon refinancing, the Senior Debt was recorded at the agreed valuation amount of $110,000,000, which was less than the $152,225,000 face amount of the Senior Debt. If the Venture defaults on the mortgage notes payable or is unable to pay the outstanding agreed valuation amounts upon maturity, then the note face amounts become due. The Junior Debt was recorded at their face amount at the time of the refinancing and are being accounted for under the terms of their note agreements. Accordingly, the Venture deferred recognition of a gain of $42,225,000, which is the difference between the refinanced note face amounts and the agreed valuation amounts. All the debt is cross-collateralized, but it is not cross-defaulted. Therefore, a default by one property under the terms of its loan agreements does not in and of itself create a default under all of the Senior and Junior Debt Agreements. However, if the proceeds upon the sale or refinancing of any property are insufficient to fully repay the outstanding Senior and Junior Debt related to that property, any deficiency is to be satisfied from the sale or refinancing of the remaining properties. As of September 30, 2000, the outstanding balance of the Senior and Junior Debt was approximately $106,839,000 and $30,433,000, respectively.

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

The remaining $38,810,000 of the Assignment Note is non-interest bearing and is payable only after payment of debt of higher priority, including the Senior and Junior Debt. Pursuant to SOP 90-7, the Assignment Note, the Long-Term Loan Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. At September 30, 2000, the carrying amount of the Assignment Note is $38,810,000. Interest expense is being recognized through the amortization of the discount over the estimated term of the note which totaled approximately $403,000 and $3,235,000 for the nine months ended September 30, 2000 and 1999, respectively.

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

Segment information for the three and nine months ended September 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Venture administration related items and income and expense not allocated to the reportable segment.

    Three Months Ended September 30, 2000      Residential     Other      Totals

Rental income                                    $ 7,465       $ --      $ 7,465
Other income                                         424           --        424
Interest expense                                   3,161           --      3,161
Depreciation                                       1,422           --      1,422
General and administrative expense                    --          186        186
Segment profit (loss)                                341         (186)       155


    Nine Months Ended September 30, 2000       Residential     Other      Totals

Rental income                                    $21,934       $ --      $21,934
Other income                                       1,081           11      1,092
Interest expense                                   9,464          403      9,867
Depreciation                                       4,446           --      4,446
General and administrative expense                    --          485        485
Segment profit (loss)                                547         (877)      (330)
Total assets                                      66,636        1,064     67,700
Capital expenditures for investment
  properties                                       2,450           --      2,450


    Three Months Ended September 30, 1999      Residential     Other      Totals

Rental income                                    $ 6,874       $ --      $ 6,874
Other income                                         377            4        381
Interest expense                                   3,133        1,078      4,211
Depreciation                                       1,452           --      1,452
General and administrative expense                    --          149        149
Segment loss                                         (51)      (1,223)    (1,274)


  Nine Months Ended September 30, 1999      Residential     Other      Totals

Rental income                                   $20,473       $ --       $20,473
Other income                                        944           13         957
Interest expense                                  9,330        3,235      12,565
Depreciation                                      4,309           --       4,309
General and administrative expense                   --          501         501
Segment loss                                       (427)      (3,723)     (4,150)
Total assets                                     68,788          380      69,168
Capital expenditures for investment
  properties                                       1,273           --      1,273


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

Average occupancy rates for the nine months ended September 30, 2000 and 1999, for all of the Venture's properties are as follows:

                                                   Average Occupancy

      Property                                      2000       1999
      North Park Apartments
         Evansville, IN                             93%        95%
      Chapelle Le Grande
         Merrillville, IN                           94%        93%
      Terrace Gardens
         Omaha, NE                                  94%        97%
      Forest Ridge Apartments
         Flagstaff, AZ                              96%        94%
      Scotchollow
         San Mateo, CA                              99%        91%
      Pathfinder
         Fremont, CA                                98%        91%
      Buena Vista Apartments
         Pasadena, CA                               97%        100%
      Mountain View Apartments
         San Dimas, CA                              97%        99%
      Crosswood Park
         Citrus Heights, CA                         95%        96%
      Casa de Monterey
         Norwalk, CA                                98%        98%
      The Bluffs
         Milwaukie, OR                              94%        94%
      Watergate Apartments
         Little Rock, AR                            91%        92%
      Shadowood Apartments
         Monroe, LA                                 94%        96%
      Vista Village Apartments
         El Paso, TX                                91%        93%
      The Towers of Westchester Park
         College Park, MD                           97%        99%

The Managing General Partner attributes the occupancy fluctuations at the properties to the following: a decrease at Terrace Gardens due to tenants purchasing homes; an increase at Scotchollow and Pathfinder due to more aggressive marketing; a decrease at Buena Vista Apartments due to an increase in rental rates which more than offset the decrease in occupancy in regards to the property's total rent collected.

Results of Operations

The Venture recorded a net loss for the nine months ended September 30, 2000 of approximately $330,000 as compared to a net loss of approximately $4,150,000 for the corresponding period in 1999. For the three months ended September 30, 2000, the Venture recorded net income of approximately $155,000 as compared to a net loss of approximately $1,274,000 for the three months ended September 30, 1999. The decrease in net loss for the three and nine months ended September 30, 2000, is attributable to an increase in total revenues and a decrease in total expenses. The increase in total revenues is due to an increase in both rental and other income. Rental income increased mainly due to an increase in average annual rental rates at all of the Venture's investment properties despite decreases in occupancy at nine of the investment properties. Other income increased primarily due to increases in interest income and tenant auxiliary services.

Total expenses for the nine months ended September 30, 2000, decreased primarily due to a reduction in interest expense which more than offset the increase in operating and depreciation expenses. Total expenses for the three months ended September 30, 2000, decreased primarily due to a reduction in interest expense which more than offset the increase in operating expense. Interest expense decreased due to a reduction in the amortization of the imputed interest on the Venture's Assignment Note. This discount for imputed interest became fully amortized during January 2000 which was the estimated maturity date of the Assignment Note. Operating expenses increased due to an increase in property expenses. The increase in property expense is primarily a result of an increase in salary and related benefits at Scotchollow. Depreciation expense increased as the result of depreciation taken on property improvements and replacements placed into service during the previous twelve months.

Included in general and administrative expenses for the nine months ended September 30, 2000 and 1999 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Venture. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Venture, the Managing General Partner monitors the rental market environment of each of its investment properties within the Venture to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Venture from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Venture from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2000, the Venture had cash and cash equivalents of approximately $1,563,000 as compared to approximately $785,000 at September 30, 1999. Cash and cash equivalents decreased approximately $441,000 for the nine months ended September 30, 2000, from the Venture's fiscal year end. The decrease in cash and cash equivalents is the result of approximately $3,329,000 of cash used in investing activities and approximately $2,300,000 of cash used in financing activities which was partially offset by approximately $5,188,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties and was slightly offset by payments received on subscription notes. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. The Venture invests its working capital reserves in a money market account.

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

The Venture had budgeted a minimum of $300 per unit for all of the properties, which is the limit set by the Junior Debt for funding of capital improvements. The Venture, the holder ("AIMCO LP") of the Junior Debt encumbering the properties and the servicer of the Senior Debt encumbering the properties have agreed to a procedure to assess whether or not capital expenditures, in addition to those permitted under the $300 per unit minimum, are needed at the properties and the methodology for funding any such capital expenditures. The parties agreed upon the required capital expenditures and that these costs would be funded out of the cash flows from the properties that otherwise would be utilized to pay debt service on the Junior Debt. As a result, the balloon payment due on the Junior Debt may be higher at their maturity in January 2008. On November 19, 1999, an agreement was signed relating to the required capital expenditures at Towers of Westchester Park. On July 10, 2000, similar agreements were signed relating to North Park Apartments, Scotchollow, Pathfinder, Buena Vista Apartments, Mountain View Apartments, Casa de Monterey and The Bluffs. In August 2000, agreements were signed relating to Shadowood Apartments, Crosswood Park Apartments, Vista Village Apartments, Watergate Apartments, Chapelle Le Grande Apartments, and Forest Ridge Apartments and on September 19, 2000, an agreement was signed relating to Terrace Gardens Apartments.

North Park Apartments: The methodology discussed above for funding the required capital expenditures has been applied to North Park Apartments. The parties agreed that this property required capital expenditures over the next nine months that are estimated to cost approximately $150,000 and that these costs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. Including the required capital expenditures, the Venture has budgeted approximately $235,000 for capital improvements during 2000 at North Park Apartments consisting primarily of appliance replacements and structural improvements. The Venture completed approximately $86,000 in capital expenditures at North Park Apartments as of September 30, 2000, consisting primarily of plumbing enhancements, flooring replacements, and swimming pool upgrades. These improvements were funded from operating cash flow and replacement reserves.

Chapelle Le Grande: The methodology discussed above for funding the required capital expenditures has been applied to Chapelle Le Grande Apartments. The parties agreed that this property required capital expenditures over the next six months that are estimated to cost approximately $90,000 and that these costs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. Including the required capital expenditures, the Venture budgeted approximately $122,000 for capital improvements during 2000 at Chapelle Le Grande consisting primarily of appliance, air conditioning, roof, balcony and flooring replacements. The Venture completed approximately $90,000 in capital expenditures at Chapelle Le Grande Apartments as of September 30, 2000, consisting primarily of flooring replacements and roof replacements. These improvements were funded from operating cash flow and replacement reserves.

Terrace Gardens: The methodology discussed above for funding the required capital expenditures has been applied to Terrace Gardens Apartments. The parties agreed that this property required capital expenditures over the next six months that are estimated to cost approximately $433,000 and that these costs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. Including the required capital expenditures, the Venture budgeted approximately $471,000 for capital improvements during 2000 at Terrace Gardens consisting primarily of pool deck, roof, overhead garage doors, electrical wiring, exterior lighting and air conditioning replacement and parking lot and plumbing improvements. The Venture completed approximately $75,000 in capital expenditures at Terrace Gardens Apartments as of September 30, 2000, consisting primarily of air conditioning, water heater, and flooring replacements and structural and other building improvements. These improvements were funded from operating cash flow and replacements reserves.

Forest Ridge Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Forest Ridge Apartments. The parties agreed that this property required capital expenditures over the next six months that are estimated to cost approximately $296,000 and that these costs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. Including the required capital expenditures, the Venture budgeted approximately $379,000 for capital improvements during 2000 at Forest Ridge Apartments consisting primarily of appliance, fencing, lighting, and flooring replacements and parking lot and structural improvements and exterior painting. The Venture completed approximately $145,000 in capital expenditures at Forest Ridge Apartments as of September 30, 2000, consisting primarily of appliance, water heater, flooring replacements, exterior painting, and building improvements. These improvements were funded from operating cash flow and replacement reserves.

Scotchollow: The methodology discussed above for funding the required capital expenditures has been applied to Scotchollow. The parties agreed that this property required capital expenditures over the next nine months that are estimated to cost approximately $439,000 and that these costs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. Including the required capital expenditures, the Venture has budgeted approximately $564,000 for capital improvements during 2000 at Scotchollow consisting primarily of appliance and flooring replacements and structural improvements. The Venture completed approximately $84,000 in capital expenditures at Scotchollow as of September 30, 2000, consisting primarily of appliance and flooring replacements, fencing, and structural improvements. These improvements were funded from operating cash flow and replacements reserves.

Pathfinders Village: The methodology discussed above for funding the required capital expenditures has been applied to Pathfinders Village. The parties agreed that this property required capital expenditures over the next nine months that are estimated to cost approximately $1,037,000 and that these costs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. Including the required capital expenditures, the Venture has budgeted approximately $1,111,000 for capital improvements during 2000 at Pathfinders Village consisting primarily of appliance and flooring replacements and building and structural improvements. The Venture completed approximately $341,000 in capital expenditures at Pathfinders Village as of September 30, 2000, consisting primarily of appliance, window coverings, cabinet, countertop, and flooring replacements, air conditioning and heating system upgrades, clubhouse renovations, building and structural improvements. These improvements were funded from operating cash flow and replacements reserves.

Buena Vista Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Buena Vista Apartments. The parties agreed that this property required capital expenditures over the next nine months that are estimated to cost approximately $110,000 and that these costs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. Including the required capital expenditures, the Venture has budgeted approximately $138,000 for capital improvements during 2000 at Buena Vista Apartments consisting primarily of lighting replacements and building and structural improvements. The Venture completed approximately $41,000 in capital expenditures at Buena Vista
Apartments as of September 30, 2000, consisting primarily of appliance and flooring replacements. These improvements were funded from replacement reserves.

Mountain View Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Mountain View Apartments. The parties agreed that this property required capital expenditures over the next nine months that are estimated to cost approximately $134,000 and that these costs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. Including the required capital expenditures, the Venture has budgeted approximately $184,000 for capital improvements during 2000 at Mountain View Apartments consisting primarily of appliance replacements and building and structural improvements. The Venture completed approximately $133,000 in capital expenditures at Mountain View Apartments as of September 30, 2000, consisting primarily of appliance, furniture, lighting and flooring replacements, parking lot and structural improvements, and recreation facilities. These improvements were funded from operating cash flow and replacement reserves.

Crosswood Park: The methodology discussed above for funding the required capital expenditures has been applied to Crosswood Park Apartments. The parties agreed that this property required capital expenditures over the next six months that are estimated to cost approximately $301,000 and that these costs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. Including the required capital expenditures, the Venture budgeted approximately $355,000 for capital improvements during 2000 at Crosswood Park consisting primarily of appliance, piping and deck replacements and ponds and creek enhancements and balcony repairs and various enhancements. The Venture completed approximately $93,000 in capital expenditures at Crosswood Park Apartments as of September 30, 2000, consisting primarily of appliances, plumbing and flooring replacements and building improvements. These improvements were funded from cash flow and replacement reserves.

Casa de Monterey: The methodology discussed above for funding the required capital expenditures has been applied to Casa de Monterey. The parties agreed that this property required capital expenditures over the next nine months that are estimated to cost approximately $227,000 and that these costs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. Including the required capital expenditures, the Venture has budgeted approximately $270,000 for capital improvements during 2000 at Casa de Monterey consisting primarily of building and structural improvements. The Venture completed approximately $190,000 in capital expenditures at Casa de Monterey as of September 30, 2000, consisting primarily of appliance, cabinet, countertop, lighting and flooring replacements and structural improvements. These improvements were funded from operating cash flow and replacement reserves.

The Bluffs: The methodology discussed above for funding the required capital expenditures has been applied to The Bluffs. The parties agreed that this property required capital expenditures over the next nine months that are estimated to cost approximately $52,000 and that these costs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. Including the required capital expenditures, the Venture has budgeted approximately $93,000 for capital improvements during 2000 at The Bluffs consisting primarily of plumbing, appliance and flooring replacements, building and structural improvements. The Venture completed approximately $31,000 in capital expenditures at The Bluffs as of September 30, 2000, consisting primarily of appliance, plumbing and flooring replacements. These improvements were funded from replacement reserves.

Watergate Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Watergate Apartments. The parties agreed that this property required capital expenditures over the next six months that are estimated to cost approximately $186,000 and that these costs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. Including the required capital expenditures, the Venture budgeted approximately $228,000 for capital improvements during 2000 at Watergate Apartments consisting primarily of appliance, air conditioners, roof, plumbing fixtures, water heaters and flooring replacements and structural and landscaping improvements. The Venture completed approximately $71,000 in capital expenditures at Watergate Apartments as of September 30, 2000, consisting primarily of appliance, heating system, electrical, plumbing and flooring replacements. These improvements were funded from operating cash flow and replacement reserves.

Shadowood Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Shadowood Apartments. The parties agreed that this property required capital expenditures over the next six months that are estimated to cost approximately $151,000 and that these costs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. Including the required capital expenditures, the Venture budgeted approximately $187,000 for capital improvements during 2000 at Shadowood Apartments consisting primarily of appliance, roof gutters, asphalt top course, fencing, plumbing fixtures, water heaters, air conditioners and flooring replacements and exterior painting. The Venture completed approximately $37,000 in capital expenditures at Shadowood Apartments as of September 30, 2000, consisting primarily of appliance, water heater, heating system and flooring replacements. These improvements were funded from operating cash flow and replacement reserves.

Vista Village Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Vista Village Apartments. The parties agreed that this property required capital expenditures over the next six months that are estimated to cost approximately $264,000 and that these costs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. Including the required capital expenditures, the Venture budgeted approximately $330,000 for capital improvements during 2000 at Vista Village Apartments consisting primarily of lighting, fencing and roof replacements and landscaping improvements. The Venture completed approximately $81,000 in capital expenditures at Vista Village Apartments as of September 30, 2000, consisting primarily of appliances, air conditioning and flooring replacements and recreational facility enhancements. These improvements were funded from operating cash flow and replacement reserves.

Towers of Westchester Park: The methodology discussed above for funding the required capital expenditures has been applied to Towers of Westchester Park. The parties agreed that this property required capital expenditures during 2000 that are estimated to cost approximately $920,000 and that these costs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. Including the required capital expenditures, the Venture has budgeted approximately $1,011,000 for capital improvements during 2000 at Towers of Westchester Park consisting primarily of appliance, air conditioning, electrical, water heater, light fixtures, plumbing, cabinet, heating and flooring replacements and landscaping, pool and structural improvements. The Venture completed approximately $952,000 in capital expenditures at Towers of Westchester Park as of September 30, 2000, consisting primarily of cabinet, appliance, heating system, air conditioning, plumbing and flooring replacements, major landscaping and structural improvements. These improvements were funded from operating cash flow and replacement reserves.

Both on a short-term and long-term basis, the Managing General Partner monitors the rental market environment of each of the investment properties within the Venture to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Venture from increases in expenses all of which have an impact on the Venture's liquidity. The Venture's current assets are thought to be sufficient for any short-term needs (exclusive of capital improvements, as discussed above and below) of the Venture. The Senior Debt encumbering all of the properties totals approximately $106,839,000 and is being amortized over 25 years, with a balloon payment of $91,352,000 due January 2008. The Junior Debt, which also matures January 2008, totals approximately
$30,433,000 and requires monthly payments based upon monthly excess cash flow for each property. Per the Junior Debt Agreements, excess cash flow is defined as revenue generated from the operation of a property less (1) operating expenses of the property, (2) the debt service payment for the Senior Loan, (3) tax and insurance reserve deposit, and (4) replacement reserve deposit. Under a November 19, 1999, agreement with the holder of the Senior Loan of Towers of Westchester, the property's excess monthly cash flow is to first be used to fund a repair reserve. On July 10, 2000, similar agreements were signed relating to North Park, Scotchollow, Pathfinder, Buena Vista, Mountain View, Casa De Monterey, and The Bluffs Apartments. In August 2000, similar agreements were signed relating to Crosswood Park, Shadowood, Vista Village, Chapelle Le Grand, Watergate, and Forest Ridge Apartments. On September 19, 2000, a similar agreement was signed relating to Terrace Gardens Apartments. Once these reserves are fully funded, the excess monthly cash flow will be used as payment toward the Junior Debt. The Venture anticipates that cash flow on a long-term basis will be sufficient to meet the operating needs of the Venture as well as the requirements of the senior loans with any excess cash flow being utilized to meet the requirements of the junior debt. The Assignment Note and Long-Term Arrangement Fee Notes totaling approximately $42,060,000 are non-interest bearing and are subordinate to the Senior and Junior Debt.

AIMCO LP, which owns the Managing General Partner and which is a controlled affiliate of AIMCO, purchased (i) the Junior Debt on November 19, 1999, (ii) a significant interest in the residual value of the properties on November 16, 1999 and (iii) economic and voting rights in a 0.61% interest in Partners Liquidating Trust in September 2000. These transactions occurred between AIMCO LP and unrelated third parties and thus had no affect on the combined financial statements of the Venture. In connection with AIMCO LP's purchase of the Junior Debt, (i) the seller, which owned the senior loans on the properties until October 1998, acknowledged its prior consent to $1,749,286 of capital expenditures made on the properties in addition to those funded pursuant to the capital expenditure reserves for the senior and junior loans, which capital expenditures were funded out of cash flow that would otherwise have been used to pay debt services on the Junior Debt, and (ii) certain convenience as to the timeliness and completion of certain scheduled deferred maintenance items were waived. In addition, AIMCO LP, the Venture, and the servicer of the senior loans encumbering the properties (the "Servicer") agreed to a procedure to assess whether or not capital expenditures, in addition to permitted capital expenditures of $300 per unit per year, are needed at each property and the methodology for funding any such capital expenditures. Capital expenditures that are identified pursuant to these procedures likely will be funded out of cash flow from the properties that otherwise would be used to service the Junior Debt on the properties; longer term capital expenditures so identified likely will be funded through an increase in required capital expenditure reserve funding.

Although the effect of such additional capital expenditures, and the funding therefore, cannot be determined with precision at this time, the Venture anticipates that the additional capital expenditures at the properties identified pursuant to the procedures described above, and the funding therefor, will significantly increase the period of time that it takes to amortize the junior loans, may cause the junior loans to negatively amortize for some period of time, and may result in or increase the amount of balloon payments due on the junior loans at the end of the term. If the properties cannot be refinanced or sold at or before the end of such term for a sufficient amount, the Venture will risk losing such properties through foreclosure. There can be no assurance of the effect that such additional capital expenditures, and the funding therefor, will have on the operations of the properties, or whether the properties will be maintained in the future in an acceptable or marketable state of repair.

There were no cash distributions to the partners of either of the Partnerships for the nine months ended September 30, 2000 and 1999. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions. Future cash distributions are, however, subject to the order of distributions as stipulated by Venture's Plan of Reorganization. The source of future distributions will depend upon the levels of net cash generated from operations, the availability of cash reserves, and timing of debt maturities, refinancings and/or property sales. The subpartnerships' distribution policies are reviewed on an annual basis. There can be no assurance, however, that the Partnerships will generate sufficient funds from operations, after required capital expenditures and the order of distributions as stipulated by the Venture's Plan of Reorganization, to permit any distributions to partners during the remainder of 2000 or subsequent periods.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Venture is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at September 30, 2000, an increase or decrease of 100 basis points in market interest rate would not have a material impact on the Venture's Senior or Junior Debt. The Managing General Partner considers estimation of the fair value for the Assignment and Long-Term Arrangement Fee Notes Payable to be impracticable as there is currently no market in which the Venture could obtain similar financing.

The following table summarizes the Venture's Senior and Junior Debt obligations at September 30, 2000. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of September 30, 2000.


                                                        Long-term Debt
                                                Principal          Weighted-average

                                             (in thousands)          Interest Rate

                  2000                         $    253                  8.50%
                  2001                            1,419                  8.50%
                  2002                            1,553                  8.50%
                  2003                            1,692                  8.50%
                  2004                            1,825                  8.50%
               Thereafter                       130,530                  9.04%
                                               $137,272

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)Exhibit 11, Calculation of Net Income (Loss) Per Investor,  is
              filed as an exhibit to this report.

            b)Exhibit 27,  Financial  Data  Schedule,  is filed as an exhibit to this report.

            c)Reports on Form 8-K:

              None filed during the quarter ended September 30, 2000.

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

                                    VMS National Residential Portfolio II


                                    By:   MAERIL, Inc.
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President and
                                          Controller

                                    Date: November 14, 2000

Exhibit 11




                      VMS NATIONAL PROPERTIES JOINT VENTURE

                   CALCULATION OF NET INCOME (LOSS) PER INVESTOR
                          (in thousands, except unit data)




                                                 For the Three Months    For the Nine Months
                                                 Ended September 30,     Ended September 30,
                                                   2000        1999       2000        1999

VMS National Properties net income (loss)         $ 156      $(1,274)    $ (328)    $(4,151)
  Portfolio I net (loss) income                      --           --         (1)          1
  Portfolio II net loss                              (1)          --         (1)         --
        Combined net income (loss)                $ 155      $(1,274)    $ (330)    $(4,150)

Portfolio I allocation:  70.69%                   $ 110       $ (901)    $ (232)    $(2,934)
                                                     --          --          (1)         1
                                                  $ 110       $ (901)    $ (233)    $(2,933)

Net income (loss) to general partner (2%)         $   2       $  (18)    $   (5)    $   (59)

Net income (loss) to limited partners (98%)       $ 108       $ (883)    $ (228)    $(2,874)

Number of Limited Partner units                     644          644        644         644

Net income (loss) per limited partnership
  interest                                        $ 168      $(1,371)    $ (354)    $(4,463)

Portfolio II allocation:  29.31%                  $  46      $  (373)    $  (96)    $(1,217)
                                                     (1)          --         (1)         --
                                                  $  45      $  (373)    $  (97)    $(1,217)

Net income (loss) to general partner (2%)         $   1      $    (7)    $   (2)    $   (24)

Net income (loss) to limited partners (98%)       $  44      $  (366)    $  (95)    $(1,193)

Number of Limited Partner units                     267         267         267         267

Net income (loss) per limited partnership
  interest                                        $ 165      $(1,371)    $ (356)    $(4,468)
