Form 10-K/A
period 1999-12-31
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2000-11-21
CIK 789089

FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                   Form 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    [No Fee Required]

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

(A) Payments based on excess monthly cash flow at each property, with any unpaid balance due at maturity. Per the junior loan agreements, excess monthly cash flow is defined as revenue generated from operation of a property less (1) operating expenses of the property, (2) the debt service payment for the senior loans, (3) the tax and insurance reserve deposit and
     (4) replacement reserve deposit. Under a November 19, 1999 agreement with the holder of the senior loan of Towers of Westchester (see "Note E - Mortgage Notes Payable"), this property's excess monthly cash flow is to first be used to fund a repair reserve. Once that reserve is fully funded, the excess monthly cash flow will again be used as payment towards the junior loan.

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

On December 29, 1997, the Venture refinanced the mortgages encumbering all of its remaining 15 properties. The refinancing resulted in each property being encumbered by new senior and junior loans. The senior loans each have an interest rate of 8.5% per annum and require monthly payments of principal and interest. The junior loans each have an interest rate of 10.84% per annum and the monthly payments are based on excess monthly cash flow for each property. All of the loans mature on January 1, 2008, and the senior loans include prepayment penalties if paid prior to January 1, 2007. The senior loans retained similar terms regarding note face amounts and agreed valuation amounts. These new loans were recorded at the agreed valuation amount of $110,000,000, which is less than the $152,225,000 face amount of the senior loans. If the Venture defaults on the new mortgage notes payable or is unable to pay the outstanding agreed valuation amounts upon maturity, then the note face amounts become due. Accordingly, the Venture deferred recognition of a gain of $42,225,000, which is the difference between the refinanced note face amounts and the agreed valuation amounts. All the loans are cross-collateralized but they are not cross-defaulted. Therefore, a default by one property under the terms of its loan agreements does not in and of itself create a default under all of the senior and junior loan agreements. However, if the proceeds upon the sale or refinancing of any property are insufficient to fully repay the outstanding senior and junior loan related to that property, any deficiency is to be satisfied from the sale or refinancing of the remaining properties. As a result of the refinancing, the Venture recognized an extraordinary gain on extinguishment of debt of $10,303,000, of which $11,828,000 is the result of a decreased difference between the note face amounts and agreed valuation amounts for the refinanced mortgage notes as compared to the old indebtedness. This gain was partially offset by debt extinguishment costs of $41,000 and the write-off of discounts and loan costs on the old debt of $1,484,000.

As more fully discussed in "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" AIMCO Properties, L.P. ("AIMCO LP"), which owns the Managing General Partner and which is a controlled affiliate of AIMCO, purchased (i) the junior loans on November 19, 1999, and
(ii) a significant interest in the residual value of the properties on November 16, 1999. These transactions occurred between AIMCO LP and an unrelated third party and thus had no effect on the combined financial statements of the Venture.

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

Towers of Westchester Park: The Venture completed approximately $288,000 in capital expenditures at Towers of Westchester Park as of December 31, 1999, consisting primarily of appliances, equipment, heating, air conditioning, plumbing, flooring replacements and pool and structural improvements. These improvements were funded from cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The Venture, the holder (AIMCO LP) of the junior loan encumbering the property and the servicer of the senior loan encumbering the property agreed, on November 19, 1999, to a procedure to assess whether or not capital expenditures in addition to permitted capital expenditures of $300 per unit per year are needed at the property and the methodology for funding any such capital expenditures, in each case as more fully described in Item 7. This methodology has been applied to Towers of Westchester. The parties agreed that this property required repairs over the next year that are estimated to cost $920,000 and that these repairs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior loans. As a result, the balloon payment due on the junior loans may be higher at their maturity in January 2008. In addition, on November 19, 1999, the parties agreed to a schedule of physical needs required at the property over the next ten years and agreed that the required replacement reserve escrow funding on the property under the senior loan encumbering the property would be increased from $300 per unit per year to approximately $478 per unit per year, effective January 1, 2000. As a result the monthly debt service requirement of the senior loan will increase and be made from operating cash flow prior to any payments on the junior loan. Accordingly the budget for 2000 is expected to be approximately $1,065,000.

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

During 1999, AIMCO LP an affiliate of the Managing General Partner made a tender offer to purchase units of limited partnership interest in both Portfolio I and
II. As a result of the tender  offer,  AIMCO and its  affiliates  currently  own
21.25 units of limited partnership interest in Portfolio I representing 3.3% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 5.30%. AIMCO and its affiliates currently own 19.50 units of limited partnership interest in Portfolio II representing 7.3% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 9.30%. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 6.47% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnerships for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 6.     Selected Financial Data (in thousands, except per interest data):

                                 1999         1998         1997          1996         1995
Total revenues from rental
  operations                    $ 28,658    $ 27,956     $ 25,577      $ 25,001     $ 27,874

Extraordinary item-gain on
  extinguishment of debt        $     --    $    --      $ 10,303 (B)  $ 14,095 (A) $ 34,598 (A)

Net (loss) income               $ (6,402)   $ (6,958)    $    606      $  1,823     $ 15,626

Net (loss) income per limited
  partnership Portfolio I -
  644 interests                 $ (6,842)   $ (7,483)    $    654      $  1,961 (A) $ 16,791 (A)

  Portfolio II - 267 interests  $ (6,992)   $ (7,493)    $    646 (C)  $  1,953 (A) $ 16,791 (A)

Tax (loss) income               $ (6,244)   $ (6,792)    $ (7,923)     $  3,188     $ 21,385

Tax (loss) income per limited
  partnership Portfolio I -
  644 interests                 $ (6,717)   $ (7,306)    $ (8,514)     $  3,426     $ 23,448

  Portfolio II - 267 interests  $ (6,717)   $ (7,306)    $ (8,514)(C)  $  3,426     $ 23,448

Total assets                    $ 68,445    $ 71,937     $ 73,542      $ 76,779     $ 88,440

Mortgage loans and notes        $179,468    $177,190     $172,904      $153,066     $158,733

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

Total expenses decreased due to reductions in operating, general and administrative, interest and property tax expenses, which more than offset the increase in depreciation and the loss on disposal of property. Operating expenses decreased primarily due to landscaping expenses at Watergate Apartments and exterior building improvements at Terrace Gardens, Forest Ridge and Scotchollow in 1997. Also contributing to the reduction in operating expense was a decrease in insurance expense at all of the Venture's investment properties. Finally, the cost of contract garbage removal services decreased at Scotchollow and Pathfinder. The decrease in general and administrative expenses is primarily due to a decrease in asset management fees and reimbursements resulting from the revised Asset Management Agreement, which was effective January 1, 1998. Interest expense decreased due to the 1997 refinancing of the Ventures senior loans to a lower interest rate. The decrease in property taxes is primarily the result of reduced assessments at Casa de Monterey, Crosswood Park, Chapelle Le Grande and North Park.

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

The Venture has budgeted a minimum of $300 per unit or $797,400 for all of the properties except Towers of Westchester Park which is the limit set by the second mortgage notes for funding of capital improvements. The Venture, the holder (AIMCO LP) of the junior loan encumbering the property and the servicer of the senior loan encumbering the property agreed, on November 19, 1999, to a procedure to assess whether or not capital expenditures in addition to permitted capital expenditures of $300 per unit per year are needed at the property and the methodology for funding any such capital expenditures, in each case. This methodology has been applied to Towers of Westchester. The parties agreed that this property required repairs over the next year that are estimated to cost $920,000 and that these repairs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior loans. As a result, the balloon payment due on the junior loans may be higher at their maturity in January 2008. In addition, on November 19, 1999, the parties agreed to a schedule of physical needs required at the property over the next ten years and agreed that the required replacement reserve escrow funding on the property under the senior loan encumbering the property would be increased from $300 per unit per year to approximately $478 per unit per year, effective January 1, 2000. As a result the monthly debt service requirement of the senior loan will increase and be made from operating cash flow prior to any payments on the junior loan. Accordingly the budget for 2000 is expected to be approximately $1,065,000 for Towers of Westchester Park.

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

Both on a short-term and long-term basis the Managing General Partner monitors the rental market environment of each of the investment properties within the Venture to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Venture from increases in expenses all of which have an impact on the Venture's liquidity. The Venture's current assets are thought to be sufficient for any short-term needs (exclusive of capital improvements) of the Venture. However, as a result of the $920,000 of capital improvements needed at Towers of Westchester, and the increase of $178 per unit per year in the replacement reserve escrow, as stated above, the current assets of the Registrant are not anticipated to be sufficient to service the junior loans on a monthly basis. See below for further information as to the possible impact on the junior loans. The Registrant's senior loans encumbering all of its properties total approximately $107,711,000 and are being amortized over 25 years, with a balloon payment of $91,352,000 due January 2008. The Registrant's junior loans, which also mature January 2008, total approximately $30,100,000 and require monthly payments based upon monthly excess cash flow for each property. Per the junior loan agreements, excess monthly cash flow is defined as revenue generated from operation of a property less (1) operating expenses of the property, (2) the debt service payment for the senior loans, (3) the tax and insurance reserve deposit and (4) replacement reserve deposit. Under a November 19, 1999 agreement with the holder of the senior loan of Towers of Westchester (as discussed above) this property's excess monthly cash flow is to first be used to fund a repair reserve. Once that reserve is fully funded, the excess monthly cash flow will again be used as payment towards the junior loan. The Venture anticipates that cash flow on a long-term basis will be sufficient to meet the operating needs of the Venture as well as the requirements of the senior loans with any excess cash flow being utilized to meet the requirements of the junior loans.

AIMCO LP, which owns the Managing General Partner and which is a controlled affiliate of AIMCO, purchased (i) the junior loans on November 19, 1999, and
(ii) a significant interest in the residual value of the properties on November 16, 1999. These transactions occurred between AIMCO LP and an unrelated third party and thus had no effect on the combined financial statements of the Venture. In connection with AIMCO LP's purchase of the junior loans, (i) the seller, which owned the senior loans on the properties until October 1998, acknowledged its prior consent to $1,749,286 of capital expenditures made on the properties in addition to those funded pursuant to the capital expenditure reserves for the senior and junior loans, which capital expenditures were funded out of cash flow that would otherwise have been used to pay debt services on the junior loans, and (ii) certain convenience as to the timeliness and completion of certain scheduled deferred maintenance items were waived. In addition, AIMCO LP, the Venture, and the servicer of the senior loans encumbering the properties (the "Servicer") agreed to a procedure to assess whether or not capital expenditures in addition to permitted capital expenditures of $300 per unit per year are needed at each property and the methodology for funding any such capital expenditures. Capital expenditures that are identified pursuant to these procedures likely will be funded out of cash flow from the properties that otherwise would be used to service the junior loans on the properties; longer term capital expenditures so identified likely will be funded through an increase in required capital expenditure reserve funding.

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

Tender Offer

During 1999, AIMCO LP an affiliate of the Managing General Partner made a tender offer to purchase units of limited partnership interest in both Portfolio I and
II. As a result of the tender  offer,  AIMCO and its  affiliates  currently  own
21.25 units of limited partnership interest in Portfolio I representing 3.3% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 5.30%. AIMCO and its affiliates currently own 19.50 units of limited partnership interest in Portfolio II representing 7.3% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 9.30%. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 6.47% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnerships for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Item 7a.    Market Risk Factors

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Venture is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at December 31, 1999, an increase or decrease of 100 basis points in market interest rates would not have a material impact on the Venture.

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

     Combined Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

     Notes to Combined Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
VMS National Residential Portfolio I and
VMS National Residential Portfolio II

We have audited the accompanying combined balance sheets of VMS National Properties Joint Venture as of December 31, 1999 and 1998, and the related combined statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of VMS National Properties Joint Venture at December 31, 1999 and 1998, and the combined results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note M to the financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.


                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 25, 2000

                      VMS NATIONAL PROPERTIES JOINT VENTURE

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

              See Accompanying Notes to Combined Financial Statements

c)

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (in thousands)


                                               VMS National Residential Portfolio I
                                                         Limited Partners

                                       General   Accumulated Subscription
                                      Partners     Deficit      Notes        Total       Total

Partners'deficit at December 31, 1996  $(3,356)  $ (98,353)   $  (534)     $ (98,887)  $(102,243)

Collections of subscription notes           --          --         23             23          23

Net income for the year
 ended December 31, 1997                     9         421         --            421         430

Partner's deficit at December 31, 1997  (3,347)    (97,932)      (511)       (98,443)   (101,790)

Collections of subscription notes           --          --          5              5           5

Net loss for the year ended
  December 31, 1998                        (98)     (4,819)        --         (4,819)     (4,917)

Partners' deficit at December 31, 1998  (3,445)   (102,751)      (506)      (103,257)   (106,702)

Net loss for the year ended
 December 31, 1999                         (90)     (4,406)        --         (4,406)     (4,496)

Partners' deficit at December 31, 1999 $(3,535)  $(107,157)   $  (506)     $(107,663)  $(111,198)


              See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                                   (in thousands)


                                               VMS National Residential Portfolio II
                                                         Limited Partners

                                          General   Accumulated Subscription
                                          Partners    Deficit      Notes      Total      Total

Partners' deficit at December 31, 1996   $(1,404)   $ (41,307)   $  (342)   $ (41,649) $ (43,053)

Collections of subscription notes             --           --          7            7          7

Net income for the year
  ended December 31, 1997                      3          173         --          173        176

Partner's deficit at December 31, 1997    (1,401)     (41,134)      (335)     (41,469)   (42,870)

Collections of subscription notes             --           --          6            6          6

Net loss for the year ended
   December 31, 1998                         (41)      (2,000)        --       (2,000)    (2,041)

Partners deficit at December 31, 1998     (1,442)     (43,134)      (329)     (43,463)   (44,905)

Net loss for the year ended
   December 31, 1999                         (38)      (1,868)        --       (1,868)    (1,906)

Partners' deficit at December 31, 1999   $(1,480)   $ (45,002)   $  (329)   $ (45,331) $ (46,811)

Combined partners' deficit at
   December 31, 1999                     $(5,015)   $(152,159)   $  (835)   $(152,994) $(158,009)

              See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

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

                      VMS NATIONAL PROPERTIES JOINT VENTURE

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

                      VMS NATIONAL PROPERTIES JOINT VENTURE

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

Basis of Accounting:

The accompanying financial statements represent the combined financial statements of VMS National Residential Portfolio I ("Portfolio I"), VMS National Residential Portfolio II ("Portfolio II"), and the Venture. Significant
interpartnership accounts and transactions have been eliminated from these combined financial statements.

Allocation of Income, Loss, and Distributions:

The operating profits and losses of VMS National Properties Joint Venture are allocated to Portfolio I and Portfolio II based on their respective ownership of VMS National Properties Joint Venture which is 70.69% and 29.31%, respectively. Portfolio I and Portfolio II then combine their respective share of the operating profits and losses of VMS National Properties Joint Venture with their respective operating profits and losses which is then allocated 98% to the respective limited partners and 2% to the respective general partner of both Portfolio I and Portfolio II.

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

Deferred Gain on Extinguishment of Debt:

For the period February 22, 1991 to September 30, 1993 the Venture was under a Plan of Reorganization Under the Bankruptcy Code ("the Plan") and had reflected its operations under the financial reporting guidance prescribed by the AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Pursuant to the Plan the senior and junior loans were modified effective September 30, 1993. The face value of the loans were recorded at the Agreed Valuation Amount as stipulated under the Plan and under the terms of the restated notes, the holder of the loans may reinstate the full claim which was in place at the petition filing date upon the default of any note. Under SFAS 5 "Accounting for Contingencies" the difference between the Agreed Valuation Amount and the face value of the junior loans was recorded as a deferred gain.

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

On December 29, 1997, the Venture refinanced the mortgages encumbering all of its remaining 15 properties. The refinancing resulted in each property being encumbered by new senior and junior loans. The senior loans each have an interest rate of 8.5% per annum and require monthly payments of principal and interest. The junior loans each have an interest rate of 10.84% per annum and require monthly payments based on excess monthly cash flow, as defined, for each property. Per the junior loan agreements, excess monthly cash flow is defined as revenue generated from operation of a property less (1) operating expenses of the property, (2) the debt service payment for the senior loans, (3) the tax and insurance reserve deposit and (4) replacement reserve deposit. Under a November 19, 1999 agreement with the holder of the senior loan of Towers of Westchester (see "Note E - Mortgage Notes Payable"), this property's excess monthly cash flow is to first be used to fund a repair reserve. Once that reserve is fully funded, the excess monthly cash flow will be used as payment towards the junior loan. All of the loans mature on January 1, 2008, and the senior loans include prepayment penalties if paid prior to January 1, 2007. The senior loans retained similar terms regarding note face amounts and agreed valuation amounts. These new loans were recorded at the agreed valuation amount of $110,000,000, which was less than the $152,225,000 face amount of the senior loans. If the Venture defaults on the new mortgage notes payable or is unable to pay the outstanding agreed valuation amounts upon maturity, then the note face amounts become due. The junior loans were recorded at their face amount at the time of the refinancing  and  are  being  accounted  for  under  the  terms  of  their  note agreements. Accordingly, the Venture deferred recognition of a gain of $42,225,000, which is the difference between the refinanced note face amounts and the agreed valuation amounts. All the loans are cross-collateralized, but they are not cross-defaulted. Therefore, a default by one property under the terms of its loan agreements does not in and of itself create a default under all of the senior and junior loan agreements. However, if the proceeds upon the sale or refinancing of any property are insufficient to fully repay the outstanding senior and junior loan related to that property, any deficiency is to be satisfied from the sale or refinancing of the remaining properties. In conjunction with the refinancing, the Venture paid the outstanding principal and accrued interest on the $4,000,000 ContiTrade Note (see "Note F"). As a result of the refinancing, the Venture recognized an extraordinary gain on extinguishment of debt of $10,303,000, of which $11,828,000 is the result of a decreased difference between the note face amounts and agreed valuation amounts for the refinanced mortgage notes as compared to the old indebtedness. This gain was partially offset by debt extinguishment costs of $41,000 and the write-off of discounts and loan costs on the old debt of $1,484,000.

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

(A) Payments are based on excess monthly cash flow, as defined (see "Note D - Extraordinary Gain on Extinguishment of Debt"), with any unpaid balance due at maturity.

On November 19, 1999, the Venture entered into an agreement with the holder of the first mortgage of Towers of Westchester Park to fund a repair reserve of $920,000 from available cash flow as defined.

AIMCO Properties, LP ("AIMCO LP"), which owns the Managing General Partner and which is a controlled affiliate of AIMCO, purchased (i) the junior loans on November 19, 1999, and (ii) a significant interest in the residual value of the properties on November 16, 1999. These transactions occurred between AIMCO LP and an unrelated third party and thus had no effect on the combined financial statements of the Venture.

Scheduled principal payments on mortgage loans payable subsequent to December 31, 1999 are as follows (in thousands):

       2000         $   1,125
       2001             1,419
       2002             1,553
       2003             1,692
       2004             1,825
   Thereafter         130,197
                    $ 137,811

Principal payments for the senior mortgage loans were determined based upon stated monthly interest and principal payments. No stated principal payments are required for the junior mortgage loans.

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

AIMCO Properties, LP ("AIMCO LP"), which owns the Managing General Partner and which is a controlled affiliate of AIMCO, purchased (i) the junior loans on November 19, 1999, and (ii) a significant interest in the residual value of the properties on November 16, 1999. These transactions occurred between AIMCO LP and an unrelated third party and thus had no effect on the combined financial statements of the Venture.

During 1999, AIMCO LP an affiliate of the Managing General Partner made a tender offer to purchase units of limited partnership interest in both Portfolio I and
II. As a result of the tender  offer,  AIMCO and its  affiliates  currently  own
21.25 units of limited partnership interest in Portfolio I representing 3.3% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 5.30%. AIMCO and its affiliates currently own 19.50 units of limited partnership interest in Portfolio II representing 7.3% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 9.30%. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 6.47% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnerships for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Note I - Investment Properties and Accumulated Depreciation

                                             Initial Cost
                                            (in thousands)

                                               Buildings and   Costs Capitalized  Provision to
                                              Related Personal   Subsequent to      Reduce to
Description               Encumbrances   Land     Property        Acquisition      Fair Value

North Park Apartments       $  8,020   $   557   $   8,349         $ 1,569        $    --
Chapelle Le Grande             4,133       166       3,873             816             --
Terrace Gardens                5,615       433       4,517           1,238             --
Forest Ridge Apartments        7,498       701       6,930           1,244             --
Scotchollow                   36,971     3,510      19,344           5,827             --
Pathfinders Village           17,238     3,040      11,698           2,555         (1,250)
Buena Vista Apartments         6,219       893       4,538             562             --
Mountain View Apartments       9,069     1,289       8,490           1,068             --
Crosswood Park                 6,839       611       8,597           1,963         (2,000)
Casa De Monterey               5,252       869       6,136           1,087             --
The Bluffs                     4,739       193       3,667             514             --
Watergate Apartments           3,677       263       5,625           1,248             --
Shadowood  Apartments          2,822       209       3,393             734             --
Vista Village Apartments       4,237       568       5,209           1,044             --
Towers Of Westchester Park    15,482       529      13,491           2,577             --
       TOTAL                $137,811   $13,831   $ 113,857         $24,046        $(3,250)


                          Gross Amount At Which Carried
                              At December 31, 1999
                                 (in thousands)

                                     Buildings              Accumu-             Date    Deprec-
                                    And Related             lated    Year of     of      iable
                                     Personal               Reprec-  Constru-  Acquis-   Life-
   Description              Land     Property    Total      iation    ction     ition    Years

North Park Apartments     $   557    $  9,918  $ 10,475    $ 6,516   1968     11/14/84  5-27.5
Chapelle Le Grand             166       4,689     4,855      2,971   1972     12/05/84  5-27.5
Terrace Gardens               433       5,755     6,188      3,538   1973     10/26/84  5-27.5
Forest Ridge Apartments       701       8,174     8,875      5,277   1974     10/26/86  5-27.5
Scotchollow                 3,510      25,171    28,681     16,441   1973     10/26/84  5-27.5
Pathfinders Village         2,753      13,290    16,043      8,594   1971     10/26/84  5-27.5
Bunea Vista Apartments       893       5,100     5,993       3,418   1972     10/26/84  5-27.5
Mountain View Apartments    1,289       9,558    10,847      5,759   1978     10/26/84  5-29
Crosswood Park                471       8,700     9,171      5,303   1977     12/05/84  5-29
Casa De Monterey              869       7,223     8,092      4,698   1970     10/26/84  5-27.5
The Bluffs                   193       4,181     4,374       2,786   1968     10/26/84  5-27.5
Watergate Apartments          263       6,873     7,136      4,365   1972     10/26/84  5-27.5
Shadowood Apartments          209       4,127     4,336      2,728   1974     11/14/84  5-27.5
Vista Village Apartments      568       6,253     6,821      3,882   1971     10/26/84  5-27.5
Towers Of Westchester Park    529      16,068    16,597     10,522   1971     10/26/84  5-27.5

          TOTAL           $13,404    $135,080  $148,484    $86,798

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

During 1999, AIMCO LP an affiliate of the Managing General Partner made a tender offer to purchase units of limited partnership interest in both Portfolio I and
II. As a result of the tender  offer,  AIMCO and its  affiliates  currently  own
21.25 units of limited partnership interest in Portfolio I representing 3.3% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 5.30%. AIMCO and its affiliates currently own 19.50 units of limited partnership interest in Portfolio II representing 7.3% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 9.30%. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 6.47% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnerships for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

AIMCO LP, which owns the Managing General Partner and which is a controlled affiliate of AIMCO, purchased (i) the junior loans on November 19, 1999, and
(ii) a significant interest in the residual value of the properties on November 16, 1999. These transactions occurred between AIMCO LP and an unrelated third party and thus had no effect on the combined financial statements of the Venture.

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

11        Calculation of Net Income (Loss) Per Investor.

18 Independent Accountants' Preferability Report on Change in Accounting Principle.

27        Financial Data Schedule.

Exhibit 11




                       VMS NATIONAL PROPERTIES JOINT VENTURE
                   CALCULATION OF NET INCOME (LOSS) PER INVESTOR
                          (in thousands, except unit data)

                        For the Years Ended December 31,


                                                    1999          1998         1997

 VMS National Properties net (loss) income         $(6,272)      $(6,948)      $  674
    Portfolio I net loss                               (63)           (5)         (46)
    Portfolio II net loss                              (67)           (5)         (22)
          Combined net (loss) income               $(6,402)      $(6,958)      $ 606

 Portfolio I allocation:  70.69%                   $(4,433)      $(4,912)      $ 476
                                                       (63)           (5)        (46)
                                                   $(4,496)      $(4,917)      $ 430

 Net (loss) income to general partner 2%            $  (90)        $ (98)        $ 9

 Net (loss) income to limited partners 98%         $(4,406)      $(4,819)      $ 421

 Number of Limited Partner units                       644           644         644

 Net (loss) income per limited Partnership
    interest                                       $(6,842)      $(7,483)      $ 654


 Portfolio II allocation: 29.31%                   $(1,839)      $(2,036)      $ 198
                                                       (67)           (5)        (22)
                                                   $(1,906)      $(2,041)      $ 176

 Net (loss) income to general partner 2%            $  (38)        $ (41)        $ 3

 Net (loss) income to limited partners 98%         $(1,868)      $(2,000)      $  173

 Number of Limited Partner units                       267           267          267

 Net (loss) income per limited Partnership
    interest                                       $(6,992)      $(7,493)      $  646

                                                                     Exhibit 18


February 7, 2000


Mr. Patrick J. Foye
Executive Vice President and Director
MAERIL, Inc.
Managing General Partner of VMS National Residential Portfolio I and VMS National Residential Portfolio II
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note M of Notes to the Combined Financial Statements of VMS National Properties Joint Venture included in its Form 10-K for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Managing General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.



                                                               Very truly yours,
                                                            /s/Ernst & Young LLP
Greenville, South Carolina