Form 10-Q/A
period 2000-03-31
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2000-11-21
CIK 789089

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A

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

                                                                 Three Months Ended
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

              See Accompanying Notes to Combined Financial Statements

e)
                      VMS NATIONAL PROPERTIES JOINT VENTURE

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited combined financial statements of VMS National Properties Joint Venture (the "Venture" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the combined financial statements and footnotes thereto included in the Venture's Annual Report on Form 10-K for the year ended December 31, 1999.

Basis of Accounting:

The accompanying combined financial statements include the accounts of VMS National Residential Portfolio I ("Portfolio I"), VMS National Residential Portfolio II ("Portfolio II") (collectively the "Partnerships"), and the Venture. Significant interpartnership accounts and transactions have been eliminated from these combined financial statements.

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

Note E - Mortgage Notes Refinanced

On December 29, 1997, the Venture refinanced the mortgages encumbering all of its 15 properties. The refinancing resulted in each property being encumbered by new Senior and Junior Debt. The Senior Debt each have an interest rate of 8.5% per annum and require monthly payments of principal and interest based on a 25 year amortization period. Balloon payments of approximately $91,352,000 will be due at maturity (January 1, 2008). The Junior Debt each has an interest rate of 10.84% per annum and requires monthly payments based on excess monthly cash flow, as defined, for each property. The difference between the accrued amount of the stated rate and the actual payment is transferred to the outstanding principal. Per the Junior Debt agreements, excess monthly cash flow is defined as revenue generated from operation of a property less (1) operating expenses of the property, (2) the debt service payment for the Senior Debt, (3) the tax and insurance reserve deposit and (4) replacement reserve deposit. Under a November 19, 1999 agreement with the holder of the Senior Debt of Towers of Westchester the property's excess monthly cash flow is to first be used to fund a repair reserve. Once this reserve is fully funded, the excess monthly cash flow will again be used as payment towards the Junior Debt. The Venture anticipates that cash flow on a long-term basis will be sufficient to meet the operating needs of the Venture as well as the requirements of the senior debt with any excess cash flow being utilized to meet the requirements of the junior debt. The Senior and Junior Debt matures on January 1, 2008, and the Senior Debt includes prepayment penalties if paid prior to January 1, 2007. The Senior Debt retained similar terms for the previous indebtedness regarding note face amounts and agreed valuation amounts. Upon refinancing, the Senior Debt was recorded at the agreed valuation amount of $110,000,000, which was less than the $152,225,000 face amount of the Senior Debt. If the Venture defaults on the new mortgage notes payable or is unable to pay the outstanding agreed valuation amounts upon maturity, then the note face amounts become due. The junior debt was recorded at their face amount at the time of the refinancing and are being accounted for under the terms of their note agreements. Accordingly, the Venture deferred recognition of a gain of $42,225,000, which is the difference between the refinanced note face amounts and the agreed valuation amounts. All the debt is cross-collateralized, but it is not cross-defaulted. Therefore, a default by one property under the terms of its debt agreements does not in and of itself create a default under all of the senior and junior debt agreements. However, if the proceeds upon the sale or refinancing of any property are insufficient to fully repay the outstanding senior and junior debt related to that property, any deficiency is to be satisfied from the sale or refinancing of the remaining properties. As of March 31, 2000, the outstanding balance of the Senior and Junior Debt was approximately $107,461,000 and $30,656,000, respectively.

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

The Venture has budgeted a minimum of $300 per unit or $797,400 for all of the properties, except Towers of Westchester Park, which is the limit set by the junior debt for funding of capital improvements. The Venture, the holder (AIMCO
LP) of the junior debt encumbering the property and the servicer of the senior debt encumbering the property agreed, on November 19, 1999, to a procedure to assess whether or not capital expenditures in addition to permitted capital expenditures of $300 per unit per year are needed at the property and the methodology for funding any such capital expenditures, in each case. This methodology has been applied to Towers of Westchester. The parties agreed that this property required repairs over the next year that are estimated to cost $920,000 and that these repairs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. As a result, the balloon payment due on the junior debt may be higher at their maturity in January 2008. In addition, on November 19, 1999, the parties agreed to a schedule of physical needs required at the property over the next ten years and agreed that the required replacement reserve escrow funding on the property under the senior debt encumbering the property would be increased from $300 per unit per year to approximately $478 per unit per year, effective January 1, 2000. As a result the monthly debt service requirement of the senior debt will increase and be made from operating cash flow prior to any payments on the junior debt.

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

Both on a short-term and long-term basis the Managing General Partner monitors the rental market environment of each of the investment properties within the Venture to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Venture from increases in expenses all of which have an impact on the Venture's liquidity. The Venture's current assets are thought to be sufficient for any short-term needs (exclusive of capital improvements) of the Venture. However, as a result of the $920,000 of capital improvements needed at Towers of Westchester, and the increase of $178 per unit per year in the replacement reserve escrow, as stated above, the current assets of the Registrant are not anticipated to be sufficient to service the junior debt on a monthly basis. See below for further information as to the possible impact on the junior debt. The Senior Debt encumbering all of the properties totals approximately $107,461,000 and is being amortized over 25 years, with a balloon payment of $91,352,000 due January 2008. The Junior Debt, which also matures January 2008, totals approximately $30,656,000 and requires monthly payments based upon monthly excess cash flow for each property. Per the Junior Debt agreements, excess monthly cash flow is defined as revenue generated from operation of a property less (1) operating expenses of the property, (2) the debt service payment for the Senior Debt, (3) the tax and insurance reserve deposit and (4) replacement reserve deposit. Under a November 19, 1999 agreement with the holder of the Senior Debt of Towers of Westchester (as discussed above) the property's excess monthly cash flow is to first be used to fund a repair reserve. Once this reserve is fully funded, the excess monthly cash flow will again be used as payment towards the Junior Debt. The Venture anticipates that cash flow on a long-term basis will be sufficient to meet the operating needs of the Venture as well as the requirements of the senior debt with any excess cash flow being utilized to meet the requirements of the junior debt. The Assignment Note and Long-Term Arrangement Fee Notes totaling approximately $42,060,000 are non-interest bearing and are subordinate to the Senior and Junior Debt.

AIMCO LP, which owns the Managing General Partner and which is a controlled affiliate of AIMCO, purchased (i) the junior debt on November 19, 1999, and (ii) a significant interest in the residual value of the properties on November 16, 1999. These transactions occurred between AIMCO LP and an unrelated third party and thus had no effect on the combined financial statements of the Venture. In connection with AIMCO LP's purchase of the junior debt, (i) the seller, which owned the senior debt on the properties until October 1998, acknowledged its prior consent to $1,749,286 of capital expenditures made on the properties in addition to those funded pursuant to the capital expenditure reserves for the senior and junior debt, which capital expenditures were funded out of cash flow that would otherwise have been used to pay debt services on the junior debt, and
(ii) certain convenience as to the timeliness and completion of certain scheduled deferred maintenance items were waived. In addition, AIMCO LP, the Venture, and the servicer of the senior debt encumbering the properties (the "Servicer") agreed to a procedure to assess whether or not capital expenditures in addition to permitted capital expenditures of $300 per unit per year are needed at each property and the methodology for funding any such capital expenditures. Capital expenditures that are identified pursuant to these procedures likely will be funded out of cash flow from the properties that otherwise would be used to service the junior debt on the properties; longer term capital expenditures so identified likely will be funded through an increase in required capital expenditure reserve funding.

Although the effect of such additional capital expenditures, and the funding therefore, cannot be determined with precision at this time, the Venture anticipates that the additional capital expenditures at the properties identified pursuant to the procedures described above, and the funding therefor, will significantly increase the period of time that it takes to amortize the junior debt, may cause the junior debt to negatively amortize for some period of time, and may result in or increase the amount of balloon payments due on the junior debt at the end of the term. If the properties cannot be refinanced or sold at or before the end of such term for a sufficient amount, the Venture will risk losing such properties through foreclosure. There can be no assurance of the effect that such additional capital expenditures, and the funding therefor, will have on the operations of the properties, or whether the properties will be maintained in the future in an acceptable or marketable state of repair.

There were no cash distributions to the partners of either of the Partnerships for the three months ended March 31, 2000 and 1999. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions. Future cash distributions are, however, subject to the order of distributions as stipulated by Venture's Plan of Reorganization. The source of future distributions will depend upon the levels of net cash generated from operations, the availability of cash reserves, and timing of debt maturities, refinancings and/or property sales. The Partnerships' distribution policies are reviewed on an annual basis. There can be no assurance, however, that the Partnerships will generate sufficient funds from operations, after required capital expenditures and the order of distributions as stipulated by the Venture's Plan of Reorganization, to permit any distributions to partners during the remainder of 2000 or subsequent periods.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Venture is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at March 31, 2000, an increase or decrease of 100 basis points in market interest rates would not have a material impact on the Venture's Senior or Junior Debt. The Managing General Partner considers estimation of the fair value for the Assignment and Long-Term Arrangement Fee Notes Payable to be impracticable as there is currently no market in which the Venture could obtain similar financing.

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
                                               $137,811

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a) Exhibit 11, Calculation of net income (loss) per investor is filed as an exhibit to this report.

          b) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.


          c)   Reports on Form 8-K:

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

                                    Date:

Exhibit 11


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                   CALCULATION OF NET INCOME (LOSS) PER INVESTOR
                          (in thousands, except unit data)


                                                            For the Three Months
                                                              Ended March 31,
                                                              2000       1999

             VMS National Properties net income (loss)       $  (496)   $(1,512)
               Portfolio I net (loss) income                      (1)         1
               Portfolio II net loss                              --         --
                     Combined net income (loss)              $  (497)   $(1,511)

             Portfolio I allocation:  70.69%                 $  (350)   $(1,069)
                                                                  (1)         1
                                                             $  (351)   $(1,068)

             Net income (loss) to general partner (2%)       $    (7)   $   (21)

             Net income (loss) to limited partners (98%)     $  (344)   $(1,047)

             Number of Limited Partner units                     644        644

             Net income (loss) per limited partnership
               interest                                      $  (535)   $(1,625)

             Portfolio II allocation:  29.31%                $  (146)   $  (443)
                                                                  --         --
                                                             $  (146)   $  (443)

             Net income (loss) to general partner (2%)       $    (3)   $    (9)

             Net income (loss) to limited partners (98%)     $  (143)   $  (434)

             Number of Limited Partner units                     267        267

             Net income (loss) per limited partnership
               interest                                      $  (536)   $(1,626)