Form 10-Q/A
period 2000-06-30
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2000-11-21
CIK 789089

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

During 1999, AIMCO LP an affiliate of the Managing General Partner made a tender offer to purchase units of limited partnership interest in both Portfolio I and
II. As a result of the tender  offer,  AIMCO and its  affiliates  currently  own
21.75 units of limited partnership interest in Portfolio I representing 3.4% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 5.40%. AIMCO and its affiliates currently own 19.50 units of limited partnership interest in Portfolio II representing 7.3% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 9.30%. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 6.47% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnerships for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

The Managing General Partner attributes the occupancy fluctuations at the properties to the following: a decrease at North Park Apartments due to poor market conditions in the North Evansville, IN area; an increase at Chapelle Le Grande due to improved resident services and customer service; a decrease at Terrace Gardens due to tenants purchasing homes; an increase at Forest Ridge Apartments, Scotchollow and Pathfinder due to more aggressive marketing; a decrease at Buena Vista Apartments due to an increase in rental rates which more than offset the decrease in occupancy in regards to the property's total rent collected; a decrease at Shadowood Apartments due to a decrease in corporate unit rental and a slow market in the Monroe, LA area and a decrease at Vista Village Apartments due to tenants purchasing homes and breaking leases prior to their expiration.

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

The Venture had budgeted a minimum of $300 per unit for all of the properties, which is the limit set by the junior debt for funding of capital improvements. The Venture, the holder (AIMCO LP) of the junior debt encumbering the properties and the servicer of the senior debt encumbering the properties have agreed to a procedure to assess whether or not capital expenditures, in addition to those permitted, are needed at the properties and the methodology for funding any such capital expenditures. The parties agreed upon the required capital expenditures and that these costs would be funded out of the cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. As a result, the balloon payment due on the junior loans may be higher at their maturity in January 2008. On November 19, 1999, an agreement was signed relating to the required capital expenditures at Towers of Westchester Park. On July 10, 2000, similar agreements were signed relating to North Park Apartments, Scotchollow, Pathfinder, Buena Vista Apartments, Mountain View Apartments, Casa de Monterey, and The Bluffs. The Venture anticipates that similar agreements will be signed for the remaining properties during the remainder of 2000.

North Park Apartments: The methodology discussed above for funding the required capital expenditures has been applied to North Park Apartments. The parties agreed that this property required capital expenditures over the next six months that are estimated to cost approximately $150,000 and that these costs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. Including the required capital expenditures, the Venture has budgeted approximately $235,000 for capital improvements during 2000 at North Park Apartments consisting primarily of appliance replacements and structural improvements. The Venture completed approximately $35,000 in capital expenditures at North Park Apartments as of June 30, 2000, consisting primarily of appliance and flooring replacements and swimming pool upgrades. These improvements were funded from operating cash flow and replacement reserves.

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

Scotchollow: The methodology discussed above for funding the required capital expenditures has been applied to Scotchollow. The parties agreed that this property required capital expenditures over the next six months that are estimated to cost approximately $439,000 and that these costs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. Including the required capital expenditures, the Venture has budgeted approximately $564,000 for capital improvements during 2000 at Scotchollow consisting primarily of appliance and flooring replacements and structural improvements. The Venture completed approximately $50,000 in capital expenditures at Scotchollow as of June 30, 2000, consisting primarily of appliance and flooring replacements and building and structural improvements. These improvements were funded from operating cash flow.

Pathfinders Village: The methodology discussed above for funding the required capital expenditures has been applied to Pathfinders Village. The parties agreed that this property required capital expenditures over the next six months that are estimated to cost approximately $1,037,000 and that these costs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. Including the required capital expenditures, the Venture has budgeted approximately $1,111,000 for capital improvements during 2000 at Pathfinders Village consisting primarily of appliance and flooring replacements and building and structural improvements. The Venture completed approximately $225,000 in capital expenditures at Pathfinders Village as of June 30, 2000, consisting primarily of appliance, window coverings, cabinet, countertop, sewer and flooring replacements, air conditioning and heating system upgrades, clubhouse renovations, building and structural improvements. These improvements were funded from operating cash flow.

Buena Vista Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Buena Vista Apartments. The parties agreed that this property required capital expenditures over the next six months that are estimated to cost approximately $110,000 and that these costs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. Including the required capital expenditures, the Venture has budgeted approximately $138,000 for capital improvements during 2000 at Buena Vista Apartments consisting primarily of lighting replacements and building and structural improvements. The Venture completed approximately $33,000 in capital expenditures at Buena Vista Apartments as of June 30, 2000, consisting primarily of appliance, and flooring replacements. These improvements were funded from replacement reserves.

Mountain View Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Mountain View Apartments. The parties agreed that this property required capital expenditures over the next six months that are estimated to cost approximately $134,000 and that these costs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. Including the required capital expenditures, the Venture has budgeted approximately $184,000 for capital improvements during 2000 at Mountain View Apartments consisting primarily of appliance replacements and building and structural improvements. The Venture completed approximately $64,000 in capital expenditures at Mountain View Apartments as of June 30, 2000, consisting primarily of appliance, furniture, lighting and flooring replacements, parking lot and structural improvements. These improvements were funded from replacement reserves.

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

Casa de Monterey: The methodology discussed above for funding the required capital expenditures has been applied to Casa de Monterey. The parties agreed that this property required capital expenditures over the next six months that are estimated to cost approximately $227,000 and that these costs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. Including the required capital expenditures, the Venture has budgeted approximately $270,000 for capital improvements during 2000 at Casa de Monterey consisting primarily of building and structural improvements. The Venture completed approximately $68,000 in capital expenditures at Casa de Monterey as of June 30, 2000, consisting primarily of appliance, cabinet, countertop, lighting and flooring replacements. These improvements were funded from operating cash flow and replacement reserves.

The Bluffs: The methodology discussed above for funding the required capital expenditures has been applied to The Bluffs. The parties agreed that this property required capital expenditures over the next six months that are estimated to cost approximately $52,000 and that these costs would be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. Including the required capital expenditures, the Venture has budgeted approximately $93,000 for capital improvements during 2000 at The Bluffs consisting primarily of plumbing, appliance and flooring replacements, building and structural improvements. The Venture completed approximately $21,000 in capital expenditures at The Bluffs as of June 30, 2000, consisting primarily of appliance, plumbing and flooring replacements. These improvements were funded from replacement reserves.

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

Both on a short-term and long-term basis the Managing General Partner monitors the rental market environment of each of the investment properties within the Venture to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Venture from increases in expenses all of which have an impact on the Venture's liquidity. The Venture's current assets are thought to be sufficient for any short-term needs (exclusive of capital improvements) of the Venture. However, as a result of the agreed repairs for the various properties, which are discussed above, that are to be funded out of the cash flows from the properties that would otherwise be utilized to pay debt service on the junior debt, the current assets of the Registrant are not anticipated to be sufficient to service the junior debt on a monthly basis. See below for further information as to the possible impact on the junior debt. The Senior Debt encumbering all of the properties totals approximately $107,154,000 and is being amortized over 25 years, with a balloon payment of $91,352,000 due January 2008. The Junior Debt, which also matures January 2008, totals approximately $29,605,000 and requires monthly payments based upon monthly excess cash flow for each property. Per the Junior Debt agreements, excess monthly cash flow is defined as revenue generated from operation of a property less (1) operating expenses of the property, (2) the debt service payment for the Senior Debt, (3) the tax and insurance reserve deposit and (4) replacement reserve deposit. Under a November 19, 1999 agreement with the holder of the Senior Debt of Towers of Westchester the property's excess monthly cash flow is to first be used to fund a repair reserve. On July 10, 2000, similar agreements were signed relating to North Park Apartments, Scotchollow, Pathfinder, Buena Vista Apartments, Mountain View Apartments, Casa De Monterey and The Bluffs. Once these reserves are fully funded, the excess monthly cash flow will again be used as payment towards the Junior Debt. The Venture anticipates that cash flow on a long-term basis will be sufficient to meet the operating needs of the Venture as well as the requirements of the senior debt with any excess cash flow being utilized to meet the requirements of the junior debt. The Assignment Note and Long-Term Arrangement Fee Notes totaling approximately $42,060,000 are non-interest bearing and are subordinate to the Senior and Junior Debt.

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

There were no cash distributions to the partners of either of the Partnerships for the six months ended June 30, 2000 and 1999. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions. Future cash distributions are, however, subject to the order of distributions as stipulated by Venture's Plan of Reorganization. The source of future distributions will depend upon the levels of net cash generated from operations, the availability of cash reserves, and timing of debt maturities, refinancings and/or property sales. The Partnerships' distribution policies are reviewed on an annual basis. There can be no assurance, however, that the Partnerships will generate sufficient funds from operations, after required capital expenditures and the order of distributions as stipulated by the Venture's Plan of Reorganization, to permit any distributions to partners during the remainder of 2000 or subsequent periods.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Venture is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at June 30, 2000, an increase or decrease of 100 basis points in market interest rates would not have a material impact on the Venture's Senior or Junior Debt. The Managing General Partner considers estimation of the fair value for the Assignment and Long-Term Arrangement Fee Notes Payable to be impracticable as there is currently no market in which the Venture could obtain similar financing.

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

                                    Date:

Exhibit 11




                      VMS NATIONAL PROPERTIES JOINT VENTURE

                   CALCULATION OF NET INCOME (LOSS) PER INVESTOR
                          (in thousands, except unit data)


                                                 For the Three Months     For the Six Months
                                                    Ended June 30,          Ended June 30,
                                                    2000        1999        2000        1999

VMS National Properties net income (loss)          $  12      $(1,365)    $  (484)    $(2,877)
  Portfolio I net (loss) income                       --           --          (1)          1
  Portfolio II net loss                               --           --          --          --
        Combined net income (loss)                 $  12      $(1,365)    $  (485)    $(2,876)

Portfolio I allocation:  70.69%                    $   8       $ (965)    $  (342)    $(2,034)
                                                      --           --          (1)          1
                                                   $   8       $ (965)    $  (343)    $(2,033)

Net income (loss) to general partner (2%)          $  --       $  (20)    $    (7)    $   (41)

Net income (loss) to limited partners (98%)        $   8       $ (945)    $  (336)    $(1,992)

Number of Limited Partner units                      644          644         644         644

Net income (loss) per limited partnership
  interest                                         $  13      $(1,469)    $  (522)    $(3,094)


Portfolio II allocation:  29.31%                   $   4       $ (400)    $  (142)    $  (843)
                                                      --           --          --          --
                                                   $   4       $ (400)    $  (142)    $  (843)

Net income (loss) to general partner (2%)          $  --       $   (8)    $    (3)    $   (17)

Net income (loss) to limited partners (98%)        $   4       $ (392)    $  (139)    $  (826)

Number of Limited Partner units                      267          267         267         267

Net income (loss) per limited partnership
  interest                                         $  15      $(1,469)    $   521     $(3,095)