Form 10-K
period 2000-12-31
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2001-03-30
CIK 789089

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

                    For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

State issuer's revenues for its most recent fiscal year.  $31,015,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

From the period October 26, 1984, through June 16, 1985, the Partnerships sold 912 Limited Partnership Interests ("Interests") at a price of $150,000 per Limited Partnership Interest for a total of $136,800,000. The Interests of each Partnership were offered in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act"), and Regulation D thereunder. The participation interest in the Venture of Portfolio I and Portfolio II is approximately 71% and 29%, respectively. See "Note H" to the combined financial statements for information as to capital contributions of partners.

The Venture originally acquired 51 residential apartment complexes located throughout the United Sates. At December 31, 2000, 34 of the Venture's properties had been foreclosed and two had been sold. The Venture continues to own and operate the remaining 15 residential apartment complexes (see "Item 2. Description of Properties").

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

The real estate business in which the Registrant is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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

As a result of financial difficulties, the Venture filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in the Central District of California on February 22, 1991 (see "Note C" of the combined financial statements included in "Item 8. Financial Statements and Supplementary Data"). This voluntary filing encompassed the Venture's non-HUD properties only. In March 1993, the substance of the Venture's Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court and a Confirmation Order was entered and the Plan became effective on September 30, 1993. During 1997, the Plan was modified in order to allow the Venture to refinance the debt encumbering its properties. The bankruptcy plan was closed by the Bankruptcy Court on April 29, 1998.

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

Item 2.     Description of Properties

The following table sets forth the Venture's remaining investment in properties:


                                                 Date of
    Property (1)                                 Purchase               Use

    North Park Apartments                        11/14/84             Apartment
      Evansville, IN                                                  284 Units
    Chapelle Le Grande                           12/05/84             Apartment
      Merrillville, IN                                                105 Units
    Terrace Gardens                              10/26/84             Apartment
      Omaha, NE                                                       126 Units
    Forest Ridge Apartments                      10/26/84             Apartment
      Flagstaff, AZ                                                   278 Units
    Scotchollow                                  10/26/84             Apartment
      San Mateo, CA                                                   418 Units
    Pathfinders Village                          10/26/84             Apartment
      Freemont, CA                                                    246 Units
    Buena Vista Apartments                       10/26/84             Apartment
      Pasadena, CA                                                    92 Units
    Mountain View Apartments                     10/26/84             Apartment
      San Dimas, CA                                                   168 Units
    Crosswood Park                               12/05/84             Apartment
      Citrus Heights, CA                                              180 Units
    Casa de Monterey                             10/26/84             Apartment
      Norwalk, CA                                                     144 Units
    The Bluffs                                   10/26/84             Apartment
      Milwaukee, OR                                                   137 Units
    Watergate Apartments                         10/26/84             Apartment
      Little Rock, AR                                                 140 Units
    Shadowood Apartments                         11/14/84             Apartment
      Monroe, LA                                                      120 Units
    Vista Village Apartments                     10/26/84             Apartment
      El Paso, TX                                                     220 Units
    Towers of Westchester Park                   10/26/84             Apartment
      College Park, MD                                                303 Units


(1) All properties are fee ownership, each subject to a first and second mortgage.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                             Gross
                            Carrying  Accumulated                               Federal
Property                      Value   Depreciation    Method        Rate       Tax Basis
                                (in thousands)                               (in thousands)

North Park Apartments       $ 10,594    $  6,949   SL/200% DBL   5-27.5 yrs     $  1,666
Chapelle Le Grande             5,036       3,188   SL/200% DBL   5-27.5 yrs          908
Terrace Gardens                6,279       3,816   SL/150% and   5-27.5 yrs        1,483
                                                     200% DBL
Forest Ridge Apartments        9,302       5,684   SL/150% and   5-27.5 yrs        1,942
                                                     200% DBL
Scotchollow                   28,844      17,480   SL/150% DBL   5-27.5 yrs        6,627
Pathfinders Village           16,902       9,200   SL/200% DBL   5-27.5 yrs        5,975
Buena Vista Apartments         6,060       3,633   SL/200% DBL   5-27.5 yrs        1,300
Mountain View Apartments      11,042       6,098   SL/200% DBL    5-29 yrs         2,412
Crosswood Park                 9,317       5,629   SL/150% DBL    5-29 yrs         2,619
Casa de Monterey               8,376       5,032   SL/200% DBL   5-27.5 yrs        1,918
The Bluffs                     4,487       2,961   SL/200% DBL   5-27.5 yrs          638
Watergate Apartments           7,274       4,673   SL/200% DBL   5-27.5 yrs        1,316
Shadowood Apartments           4,441       2,919        SL       5-27.5 yrs          700
Vista Village Apartments       6,948       4,190        SL       5-27.5 yrs        1,493
Towers of Westchester Park    18,200      11,275        SL       5-27.5 yrs        3,798

                            $153,102    $ 92,727                                $ 34,795

See "Note A" of the Notes to the Combined Financial Statements included in "Item 8" for a description of the Venture's depreciation policy and "Note L - Change in Accounting Principle".

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                                 Principal      Principal                 Principal
                                 Balance At     Balance At                 Balance
                                December 31,   December 31,   Period       Due At
           Property                 2000           1999      Amortized    Maturity
                                      (in thousands)                   (in thousands)
North Park Apartments
   1st mortgage                   $  6,135        $ 6,209     25 yrs       $ 5,376
   2nd mortgage                      1,860          1,811       (A)          (A)
Chapelle Le Grande Apartments
   1st mortgage                      3,148          3,184     25 yrs         2,759
   2nd mortgage                        995            949       (A)          (A)
Terrace Gardens Apartments
   1st mortgage                      4,357          4,405     25 yrs         3,818
   2nd mortgage                      1,259          1,210       (A)          (A)
Forest Ridge Apartments
   1st mortgage                      5,789          5,854     25 yrs         5,073
   2nd mortgage                      1,706          1,644       (A)          (A)
Scotchollow Apartments
   1st mortgage                     28,590         28,913     25 yrs        25,054
   2nd mortgage                      8,415          8,058       (A)          (A)
Pathfinders Village Apartments
   1st mortgage                     13,210         13,370     25 yrs        11,576
   2nd mortgage                      4,075          3,868       (A)          (A)
Buena Vista Apartments
   1st mortgage                      4,861          4,920     25 yrs         4,260
   2nd mortgage                      1,360          1,299       (A)          (A)
Mountain View Apartments
   1st mortgage                      7,023          7,108     25 yrs         6,154
   2nd mortgage                      1,894          1,961       (A)          (A)
Crosswood Park Apartments
   1st mortgage                      5,463          5,530     25 yrs         4,788
   2nd mortgage                      1,343          1,309       (A)          (A)
Casa de Monterey Apartments
   1st mortgage                      4,024          4,074     25 yrs         3,479
   2nd mortgage                      1,232          1,178       (A)          (A)
The Bluffs Apartments
   1st mortgage                      3,654          3,695     25 yrs         3,202
   2nd mortgage                      1,097          1,044       (A)          (A)
Watergate Apartments
   1st mortgage                      2,844          2,878     25 yrs         2,492
   2nd mortgage                        827            799       (A)          (A)
Shadowood Apartments
   1st mortgage                      2,209          2,236     25 yrs         1,936
   2nd mortgage                        608            586       (A)          (A)
Vista Village Apartments
   1st mortgage                      3,259          3,299     25 yrs         2,856
   2nd mortgage                        988            938       (A)          (A)
Towers of Westchester Park
   Apartments
   1st mortgage                     11,890         12,035     25 yrs        10,420
   2nd mortgage                      3,617          3,447       (A)          (A)

      Totals                      $137,732       $137,811                  $93,243

Interest rates are 8.50% and 10.84% for all first and second mortgages, respectively. All notes mature January 1, 2008.

(A) Payments based on excess monthly cash flow at each property, with any unpaid balance due at maturity. Per the junior loan agreements, excess monthly cash flow is defined as revenue generated from operation of a property less (1) operating expenses of the property, (2) the debt service payment for the senior loans, (3) the tax and insurance reserve deposit and
     (4) replacement reserve deposit. Pursuant to agreements signed for each of the Venture's investment properties with the holder of the Senior Loans, the properties' excess monthly cash flows are first to be used to fund repair reserves. At December 31, 2000 the reserves were fully funded and the excess monthly cash flow is being used to make payments on the junior loans.

Pursuant to the Plan of Reorganization, the mortgages formerly held by the Federal Deposit Insurance Corporation ("FDIC") were modified effective September 30, 1993. The face value of the notes were restated to agreed valuation amounts. Under the terms of the modification, the lender may reinstate the full claim upon the default of any note. As a result, the Venture deferred recognition of a gain of approximately $54,053,000, which was the difference between the note face amounts and the agreed valuation amounts of the modified debt.

On December 29, 1997, the Venture refinanced the mortgages encumbering all of its remaining 15 properties. The refinancing resulted in each property being encumbered by new senior and junior debt. The senior debt has an interest rate of 8.5% per annum and require monthly payments of principal and interest. The junior debt has an interest rate of 10.84% per annum and the monthly payments are based on excess monthly cash flow for each property. All of the loans mature on January 1, 2008, and the senior debt include prepayment penalties if paid prior to January 1, 2007. The senior debt retained similar terms regarding note face amounts and agreed valuation amounts. These new loans were recorded at the agreed valuation amount of $110,000,000, which is less than the $152,225,000 face amount of the senior debt. If the Venture defaults on the mortgage notes payable or is unable to pay the outstanding agreed valuation amounts upon maturity, then the note face amounts become due. Accordingly, the Venture deferred recognition of a gain of $42,225,000, which is the difference between the refinanced note face amounts and the agreed valuation amounts. All the loans are cross-collateralized but they are not cross-defaulted. Therefore, a default by one property under the terms of its debt agreements does not in and of itself create a default under all of the senior and junior debt agreements. However, if the proceeds upon the sale or refinancing of any property are insufficient to fully repay the outstanding senior and junior debt related to that property, any deficiency is to be satisfied from the sale or refinancing of the remaining properties. As a result of the refinancing, the Venture recognized an extraordinary gain on extinguishment of debt of approximately $10,303,000, of which approximately $11,828,000 is the result of a decreased difference between the note face amounts and agreed valuation amounts for the refinanced mortgage notes as compared to the old indebtedness. This gain was partially offset by debt extinguishment costs of approximately $41,000 and the write-off of discounts and loan costs on the old debt of approximately $1,484,000.

As more fully discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", AIMCO Properties, L.P. ("AIMCO LP"), which owns the Managing General Partner and which is a controlled affiliate of AIMCO, purchased (i) the junior loans on November 19, 1999, and
(ii) a significant interest in the residual value of the properties on November 16, 1999. These transactions occurred between AIMCO LP and an unrelated third party and thus had no effect on the combined financial statements of the Venture.

Rental Rates and Occupancy

The following table sets forth the average annual rental rates and occupancy for 2000 and 1999 for each property.

                                        Average Annual               Average
                                    Rental Rates Per Unit           Occupancy
 Property                              2000         1999        2000        1999

 North Park Apartments               $ 6,484       $ 6,312       93%         95%
 Chapelle Le Grande                    8,376         8,277       93%         92%
 Terrace Gardens                       9,649         9,268       94%         97%
 Forest Ridge Apartments               7,499         7,464       97%         95%
 Scotchollow                          16,333        15,451       99%         93%
 Pathfinders Village                  15,692        14,586       98%         92%
 Buena Vista Apartments               14,715        13,310       97%         99%
 Mountain View Apartments             12,294        11,213       98%         98%
 Crosswood Park                       10,034         9,435       96%         96%
 Casa de Monterey                      9,129         8,384       98%         98%
 The Bluffs                            7,253         7,066       93%         94%
 Watergate Apartments                  7,472         7,343       92%         91%
 Shadowood Apartments                  6,729         6,548       94%         95%
 Vista Village Apartments              6,587         6,415       90%         93%
 Towers of Westchester Park           12,161        11,645       97%         98%

The Managing General Partner attributes the occupancy fluctuations at the properties to the following: a decrease at Terrace Gardens due to tenants purchasing homes; an increase at Scotchollow and Pathfinders Village due to more aggressive marketing; a decrease at Vista Village Apartments due to a slow market in the El Paso, Texas area.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2000 and 1999 for each property were as follows:

                                    2000          2000           1999          1999
                                   Taxes          Rate          Taxes          Rate
                               (in thousands)               (in thousands)

North Park Apartments               $150          9.60%          $149          9.42%
Chapelle Le Grande                    60         14.45%            53         12.88%
Terrace Gardens                       72          1.91%            82          2.17%
Forest Ridge Apartments               96         10.11%            88         10.00%
Scotchollow                          353          1.29%           340          1.27%
Pathfinders Village                  211          1.39%           215          1.43%
Buena Vista Apartments                73          1.22%            71          1.22%
Mountain View Apartments             120          1.20%           118          1.20%
Crosswood Park                        86          1.05%            86          1.05%
Casa de Monterey                      63          1.25%            63          1.24%
The Bluffs                            69          1.48%            69          1.32%
Watergate Apartments                  53          6.30%            54          6.39%
Shadowood Apartments                  44         12.10%            32         12.52%
Vista Village Apartments              84          2.88%           107          2.95%
Towers of Westchester Park           224          3.74%           212          3.69%

Capital Improvements

The Venture is restricted to annual capital improvements of $300 per unit for all of the properties, which is the limit set by the Junior Debt for funding of capital improvements. The Venture, the holder ("AIMCO LP") of the Junior Debt encumbering the properties and the servicer of the Senior Debt encumbering the properties have agreed to a procedure to assess whether or not capital expenditures, in addition to those permitted under the $300 per unit minimum, are needed at the properties and the methodology for funding any such capital expenditures. The parties agreed upon the required capital expenditures and that these costs would be funded out of the cash flows from the properties that otherwise would be utilized to pay debt service on the Junior Debt. As a result, the balloon payment due on the Junior Debt may be higher at their maturity in January 2008 as accrued but unpaid interest is rolled into the principal balance. In November 1999, an agreement was signed relating to the required capital expenditures at Towers of Westchester Park. In July 2000, similar agreements were signed relating to North Park Apartments, Scotchollow, Pathfinder, Buena Vista Apartments, Mountain View Apartments, Casa de Monterey and The Bluffs. In August 2000, agreements were signed relating to Shadowood Apartments, Crosswood Park Apartments, Vista Village Apartments, Watergate Apartments, Chapelle Le Grande Apartments, and Forest Ridge Apartments and in September 2000, an agreement was signed relating to Terrace Gardens Apartments.

North Park Apartments: The methodology discussed above for funding the required capital expenditures has been applied to North Park Apartments. The parties agreed that this property required capital expenditures which are to be completed by June 30, 2001 and which were estimated to cost approximately $150,000, of which approximately $90,000 has been completed as of December 31, 2000. These costs were to be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. As of December 31, 2000, this amount has been fully funded. The Venture completed approximately $119,000 in capital expenditures, including the aforementioned capital expenditures, at North Park Apartments during the year ended December 31, 2000, consisting primarily of appliance, air conditioning and flooring replacements and swimming pool, electrical and parking lot upgrades. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $78,100. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Chapelle Le Grande: The methodology discussed above for funding the required capital expenditures has been applied to Chapelle Le Grande. The parties agreed that this property required capital expenditures which are to be completed by June 30, 2001 and which were estimated to cost approximately $90,000, of which approximately $39,000 has been completed as of December 31, 2000. These costs were to be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. As of December 31, 2000, this amount has been fully funded. The Venture completed approximately $181,000 in capital expenditures, including the aforementioned capital expenditures, at Chapelle Le Grande during the year ended December 31, 2000, consisting primarily of roof, appliance, air conditioning and flooring replacements and structural upgrades. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $28,875. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Terrace Gardens: The methodology discussed above for funding the required capital expenditures has been applied to Terrace Gardens. The parties agreed that this property required capital expenditures which are to be completed by June 30, 2001 and which were estimated to cost approximately $433,000, none of which were completed as of December 31, 2000. These costs were to be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. As of December 31, 2000, this amount has been fully funded. The Venture completed approximately $91,000 in other capital expenditures at Terrace Gardens during the year ended December 31, 2000, consisting primarily of air conditioning, water heater and flooring replacements and structural and other building improvements. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $34,650. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Forest Ridge Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Forest Ridge Apartments. The parties agreed that this property required capital expenditures which are to be completed by June 30, 2001 and which were estimated to cost approximately $296,000, of which approximately $265,000 has been completed as of December 31, 2000. These costs were to be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. As of December 31, 2000, this amount has been fully funded. The Venture completed approximately $427,000 in capital expenditures, including the aforementioned capital expenditures, at Forest Ridge Apartments during the year ended December 31, 2000, consisting primarily of appliance, cabinet, water heater, and flooring replacements, exterior painting, building and parking lot improvements and landscaping. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $76,450. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Scotchollow: The methodology discussed above for funding the required capital expenditures has been applied to Scotchollow. The parties agreed that this property required capital expenditures which are to be completed by June 30, 2001 and which were estimated to cost approximately $759,000, of which approximately $325,000 has been completed as of December 31, 2000. These costs were to be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. As of December 31, 2000, this amount has been fully funded. The Venture completed approximately $163,000 in capital expenditures, including the aforementioned capital expenditures, at Scotchollow during the year ended December 31, 2000, consisting primarily of appliance, fencing, plumbing and flooring replacements and building and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $114,950. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Pathfinders Village: The methodology discussed above for funding the required capital expenditures has been applied to Pathfinders Village. The parties agreed that this property required capital expenditures which are to be completed by June 30, 2001 and which were estimated to cost approximately $1,369,000, of which approximately $845,000 has been completed as of December 31, 2000. These costs were to be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. As of December 31, 2000, this amount has been fully funded. The Venture completed approximately $859,000 in capital expenditures, including the aforementioned capital expenditures, at Pathfinders Village during the year ended December 31, 2000, consisting primarily of clubhouse renovations, air conditioning, cabinet, window dressing, appliance and flooring replacements and structural and other building improvements. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $67,650. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Buena Vista Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Buena Vista Apartments. The parties agreed that this property required capital expenditures which are to be completed by June 30, 2001 and which were estimated to cost approximately $175,000, none of which were completed as of December 31, 2000. These costs were to be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. As of December 31, 2000, this amount has been fully funded. The Venture completed approximately $66,000 in other capital expenditures at Buena Vista Apartments during the year ended December 31, 2000, consisting primarily of furniture, fixtures and appliance, lighting and flooring replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $25,300. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Mountain View Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Mountain View Apartments. The parties agreed that this property required capital expenditures which are to be completed by June 30, 2001 and which were estimated to cost approximately $234,000, of which approximately $68,000 has been completed as of December 31, 2000. These costs were to be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. As of December 31, 2000, this amount has been fully funded. The Venture completed approximately $196,000 in capital expenditures, including the aforementioned capital expenditures, at Mountain View Apartments during the year ended December 31, 2000, consisting primarily of appliance, furniture, lighting and flooring replacements, structural and land improvements, recreational facilities, and parking lot upgrades. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $46,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Crosswood Park: The methodology discussed above for funding the required capital expenditures has been applied to Crosswood Park. The parties agreed that this property required capital expenditures which are to be completed by June 30, 2001 and which were estimated to cost approximately $301,000, of which approximately $222,000 has been completed as of December 31, 2000. These costs were to be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. As of December 31, 2000, this amount has been fully funded. The Venture completed approximately $146,000 in capital expenditures, including the aforementioned capital expenditures, at Crosswood Park during the year ended December 31, 2000, consisting primarily of appliance, air conditioning, plumbing and flooring replacements and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $49,500. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Casa de Monterey: The methodology discussed above for funding the required capital expenditures has been applied to Casa de Monterey. The parties agreed that this property required capital expenditures which are to be completed by June 30, 2001 and which were estimated to cost approximately $378,000, of which approximately $163,000 has been completed as of December 31, 2000. These costs were to be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. As of December 31, 2000, this amount has been fully funded. The Venture completed approximately $284,000 in capital expenditures, including the aforementioned capital expenditures, at Casa de Monterey during the year ended December 31, 2000, consisting primarily of appliance, air conditioning, lighting, cabinet and flooring replacements and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $39,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Bluffs: The methodology discussed above for funding the required capital expenditures has been applied to The Bluffs. The parties agreed that this property required capital expenditures which are to be completed by June 30, 2001 and which were estimated to cost approximately $52,000, none of which were completed as of December 31, 2000. These costs were to be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. As of December 31, 2000 this amount has been fully funded. The Venture completed approximately $113,000 in other capital expenditures at The Bluffs during the year ended December 31, 2000, consisting primarily of appliance, plumbing and flooring replacements and a water delivery system which allows tenants to be billed for water usage. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $37,675. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Watergate Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Watergate Apartments. The parties agreed that this property required capital expenditures which are to be completed by June 30, 2001 and which were estimated to cost approximately $186,000. There have been no capital expenditures completed as of December 31, 2000. These costs were to be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. As of December 31, 2000, this amount has been fully funded. The Venture completed approximately $139,000 in capital expenditures, including the aforementioned capital expenditures, at Watergate Apartments during the year ended December 31, 2000, consisting primarily of appliance, plumbing, air conditioning and flooring replacements and structural upgrades. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $38,500. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Shadowood Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Shadowood Apartments. The parties agreed that this property required capital expenditures which are to be completed by June 30, 2001 and which were estimated to cost approximately $151,000, of which approximately $148,000 has been completed as of December 31, 2000. These costs were to be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. As of December 31, 2000, this amount has been fully funded. The Venture completed approximately $105,000 in capital expenditures, including the aforementioned capital expenditures, at Shadowood Apartments during the year ended December 31, 2000, consisting primarily of furniture and fixtures, appliance, plumbing and flooring replacements and exterior painting. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $33,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Vista Village Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Vista Village Apartments. The parties agreed that this property required capital expenditures which are to be completed by June 30, 2001 and which were estimated to cost approximately $264,000, of which approximately $41,000 has been completed as of December 31, 2000. These costs were to be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. As of December 31, 2000, this amount has been fully funded. The Venture completed approximately $127,000 in capital expenditures, including the aforementioned capital expenditures, at Vista Village Apartments during the year ended December 31, 2000, consisting primarily of appliance, air conditioning and flooring replacements, recreation facility and major landscaping, and other improvements. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $60,500. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Towers of Westchester Park: The methodology discussed above for funding the required capital expenditures has been applied to Towers of Westchester Park. The parties agreed that this property required capital expenditures during 2000 which were estimated to cost approximately $920,000, of which approximately $920,000 has been completed as of December 31, 2000. These costs were funded out of cash flows from the properties that otherwise would have been utilized to pay debt service on the junior debt. As of December 31, 2000, this amount has been fully funded. The Venture completed approximately $1,602,000 in capital expenditures, including the aforementioned capital expenditures, at Towers of Westchester Park during the year ended December 31, 2000, consisting primarily of appliance, air conditioning, electrical, cabinet, heating, water heater, light fixture, plumbing and flooring replacements, major landscaping, and parking lot, pool and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $83,325. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Venture has budgeted a minimum of $275 per unit or $814,275 for all of the properties which is less than the limit set by the second mortgage notes for funding of capital improvements. As the Venture identifies properties which require additional improvements discussions are held with the holders of both the first and second mortgage notes for approval to perform agreed upon capital improvements.

Item 3.     Legal Proceedings

The Venture is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnerships did not vote on any matter during the quarter ended December 31, 2000.

                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholders
            Matters

From the period October 26, 1984, through June 16, 1985, Portfolio I and Portfolio II sold a total of 912 Limited Partnership Interests at a price of $150,000 per Limited Partnership Interest, for a total of $136,800,000. As of December 31, 2000, there were 770 holders of record of Portfolio I and 297 holders of record of Portfolio II, owning 644 and 267 units, respectively. As of December 31, 1999, there were 795 holders of record of Portfolio I and 313 holders of record of Portfolio II, owning a total of 644 and 267 units, respectively. As of December 31, 1998, there were 823 holders of record or Portfolio I and 332 holders of record of Portfolio II, owning a total of 644 and 267 units, respectively. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no cash distributions to the partners of either of the Partnerships for the years ended December 31, 2000, 1999, and 1998. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions; however, future cash distributions are subject to the order of distributions as stipulated by the Venture's Plan of Reorganization. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnerships' distribution policies are reviewed on an annual basis. There can be no assurance that the Partnerships will generate sufficient funds from operations, after required capital expenditures and the order of distributions as stipulated by the Venture's Plan of Reorganization, to permit any distributions to their partners in 2001 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

As a result of tender offers, AIMCO and its affiliates currently own 39.75 units of limited partnership interest in Portfolio I representing 6.17% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 8.17%. AIMCO and its affiliates currently own 31 units of limited partnership interest in Portfolio II representing 11.61% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 13.61%. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 9.18% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnerships for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreements and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Item 6.     Selected Financial Data (in thousands, except per interest data):

                                2000       1999       1998           1997            1996
Total revenues from rental
  operations                  $ 31,015  $ 28,658   $ 27,956       $ 25,577        $ 25,001

Extraordinary item-gain on
  extinguishment of debt      $     --  $     --   $     --       $ 10,303 (B)    $ 14,095 (A)

Net (loss) income             $    (40) $ (6,402)  $ (6,958)      $    606        $  1,823

Net (loss) income per limited
  Partnership interest
  Portfolio I - 644 interests $    (43) $ (6,842)  $ (7,483)      $    654        $  1,961 (A)

  Portfolio II (C)            $    (45) $ (6,992)  $ (7,493)      $    646        $  1,953 (A)

Total assets                  $ 68,879  $ 68,445   $ 71,937       $ 73,542        $ 76,779

Mortgage loans and notes      $179,792  $179,468   $177,190       $172,904        $153,066

A) During 1996 two of the Venture's nonretained properties were foreclosed. As a result of these events, the Venture recognized extraordinary gains on the extinguishment of the related debt. As of December 31, 1996, all of the nonretained properties had been foreclosed upon

B) During 1997, all of the Venture's properties were refinanced. As a result, the Venture recognized an extraordinary gain on the extinguishment of debt.

C) 267 interests at December 31, 2000, 1999, 1998, and 1997. 268 interests as of December 31, 1996. During 1997, one Partnership interest was abandoned. In abandoning Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the Limited Partner will still be allocated his or her share of the income or loss for that year.

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

Results from Operations

2000 Compared with 1999

The Venture recorded a net loss for the twelve months ended December 31, 2000 of approximately $40,000 as compared to a net loss of approximately $6,402,000 for the corresponding period in 1999 (see "Note J" of the combined financial statements for a reconciliation of these amounts to the Registrant's federal taxable income (loss)). The decrease in net loss is attributable to an increase in total revenues and a decrease in total expenses. The increase in total revenues is due to an increase in both rental and other income. Rental income increased mainly due to an increase in average annual rental rates at all of the Venture's investment properties despite decreases in occupancy at seven of the investment properties. Other income increased primarily due to increases in interest income and tenant auxiliary services.

Total expenses decreased primarily due to a reduction in interest expense which more than offset an increase in operating expenses and property management fees. Interest expense decreased due to a reduction in the amortization of the imputed interest on the Venture's Assignment Note. This discount for imputed interest became fully amortized during January 2000, which was the estimated maturity date of the Assignment Note. Operating expenses increased due to an increase in property expenses. The increase in property expense is primarily a result of an increase in salary and related benefits, especially at Scotchollow. In addition, there was an increase in utilities, especially gas, due to price increases and an unusually cold November and December.

Included in general and administrative expenses for the twelve months ended December 31, 2000, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Venture. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

1999 Compared with 1998

The Venture recorded a net loss for the twelve months ended December 31, 1999 of approximately $6,402,000 as compared to a net loss of approximately $6,958,000 for the corresponding period in 1998. (See "Note J" of the combined financial statements for a reconciliation of these amounts to the Registrant's federal taxable income (loss)). The decrease in net loss is primarily attributable to an increase in total revenues. The increase in total revenues is due to an increase in rental income which is partially offset by the recording of a casualty gain for the twelve months ended December 31, 1998. No such gain was recorded for the twelve months ended December 31, 1999. Rental income increased mainly due to an increase in average annual rental rates at all fifteen of the Venture's investment properties along with occupancy increases at six of the properties, which more than offset the decreases at five other properties. A casualty gain of approximately $279,000 was recorded during the year ended December 31, 1998 in connection with a fire that damaged eight of the 246 units at Pathfinder Village.

Total expenses increased primarily due to an increase in depreciation, interest and property tax expenses, which more than offset the decrease in operating expenses and, to a lesser extent, the fact that no loss on disposal of property was recorded during the year ended December 31, 1999, as was the case for the year ended December 31, 1998. Interest expense increased due to an increase in the principal balance of outstanding notes payable. Property tax expense increased due to an increase in property tax rates at Buena Vista Apartments, Crosswood Park, The Bluffs, Chapelle Le Grande, and Shadowood Apartments. Depreciation expense increased as the result of depreciation taken on property improvements and replacements placed into service for 1999. Operating expense decreased primarily due to a decrease in insurance expense at all of the Venture's investment properties as a result of a change in insurance carriers. Operating expense for 1998 included parking lot repairs at Scotchollow combined with exterior building improvements at Crosswood Park, North Park, Watergate, Pathfinder and Shadowood Apartments. In addition, all of the properties completed interior painting projects in 1998. The loss on disposal of property for the year ended December 31, 1998 resulted from the write-off of roofs that were not fully depreciated at the time of roof replacement projects at Chapelle Le Grande, Pathfinder, Casa de Monterey and Mountain View. No such loss was recorded during the twelve months ended December 31, 1999.

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

Liquidity and Capital Resources

At December 31, 2000, the Venture had cash and cash equivalents of approximately $2,153,000 as compared to approximately $2,004,000 at December 31, 1999, an increase of approximately $149,000. The increase in cash and cash equivalents is the result of approximately $8,647,000 of cash provided by operating activities which was offset by approximately $5,817,000 of cash used in investing activities and approximately $2,681,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Registrant's properties and receipts of payments on subscription notes. The Venture invests its working capital reserves in interest-bearing accounts.

At December 31, 1999, the Venture had cash and cash equivalents of approximately $2,004,000 as compared to approximately $931,000 at December 31, 1998, an increase of approximately $1,073,000. The increase in cash and cash equivalents is the result of approximately $6,260,000 of cash provided by operating activities and was partially offset by approximately $3,345,000 of cash used in financing activities and approximately $1,842,000 of cash used in investing activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted primarily of property improvements and replacements and was slightly offset by net withdrawals from escrow accounts maintained by the mortgage lender. The Venture invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Venture and to comply with Federal, state and local legal and regulatory requirements.

The Venture had budgeted a minimum of $275 per unit or $814,275 for all of the properties. The Venture's Junior Debt restricts capital expenditures from exceeding $300 per unit annually for all of the properties. The Venture, the holder ("AIMCO LP") of the Junior Debt encumbering the properties and the servicer of the Senior Debt encumbering the properties have agreed to a procedure to assess whether or not capital expenditures, in addition to those permitted under the $300 per unit minimum, are needed at the properties and the methodology for funding any such capital expenditures. The parties agreed upon the required capital expenditures and that these costs would be funded out of the cash flows from the properties that otherwise would be utilized to pay debt service on the Junior Debt. As a result, the balloon payment due on the Junior Debt may be higher at their maturity in January 2008 as accrued but unpaid interest is rolled into the principal balance.

On December 29, 1997, the Venture refinanced the mortgages encumbering all of its remaining 15 properties. The refinancing resulted in each property being encumbered by new senior and junior debt. The senior debt has an interest rate of 8.5% per annum and require monthly payments of principal and interest. The junior debt has an interest rate of 10.84% per annum and the monthly payments are based on excess monthly cash flow for each property. All of the loans mature on January 1, 2008, and the senior debt include prepayment penalties if paid prior to January 1, 2007. The senior debt retained similar terms regarding note face amounts and agreed valuation amounts. These new loans were recorded at the agreed valuation amount of $110,000,000, which is less than the $152,225,000 face amount of the senior debt. If the Venture defaults on the mortgage notes payable or is unable to pay the outstanding agreed valuation amounts upon maturity, then the note face amounts become due. Accordingly, the Venture deferred recognition of a gain of $42,225,000, which is the difference between the refinanced note face amounts and the agreed valuation amounts. All the loans are cross-collateralized but they are not cross-defaulted. Therefore, a default by one property under the terms of its debt agreements does not in and of itself create a default under all of the senior and junior debt agreements. However, if the proceeds upon the sale or refinancing of any property are insufficient to fully repay the outstanding senior and junior debt related to that property, any deficiency is to be satisfied from the sale or refinancing of the remaining properties. As a result of the refinancing, the Venture recognized an extraordinary gain on extinguishment of debt of approximately $10,303,000, of which approximately $11,828,000 is the result of a decreased difference between the note face amounts and agreed valuation amounts for the refinanced mortgage notes as compared to the old indebtedness. This gain was partially offset by debt extinguishment costs of approximately $41,000 and the write-off of discounts and loan costs on the old debt of approximately $1,484,000. The reduction in the deferred gain on extinguishment of debt results from the reduction of the difference between the aggregate note face amounts and the aggregate agreed valuation amounts. Under the terms of the old notes, the aggregate note face amounts exceeded the aggregate valuation amounts by $54,053,000. Under the terms of the new notes, the aggregate note face amounts exceed the aggregate agreed valuation amounts by approximately $42,225,000.

Both on a short-term and long-term basis, the Managing General Partner monitors the rental market environment of each of the investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Venture from increases in expenses all of which have an impact on the Venture's liquidity. The Venture's current assets are thought to be sufficient for any short-term needs (exclusive of capital improvements, as discussed above and below) of the Venture. The Senior Debt encumbering all of the properties totals approximately $106,456,000 and is being amortized over 25 years, with a balloon payment of $93,243,000 due January 2008. The Junior Debt, which also matures January 2008, totals approximately $31,276,000 and requires monthly payments based upon monthly excess cash flow for each property. Per the Junior Debt Agreements, excess cash flow is defined as revenue generated from the operation of a property less (1) operating expenses of the property, (2) the debt service payment for the Senior Loan, (3) tax and insurance reserve deposit, and (4) replacement reserve deposit. Pursuant to agreements signed for each of the Venture's investment properties with the holder of the Senior Loans, the properties' excess monthly cash flows are first to be used to fund repair reserves. As of December 31, 2000, these reserves are fully funded and the excess monthly cash flow is now used as payment toward the Junior Debt. The Venture anticipates that cash flow is sufficient to meet the operating needs of the Venture as well as the requirements of the Senior Debt with any excess cash flow being utilized to meet the requirements of the Junior Debt. The Assignment Note and Long-Term Arrangement Fee Notes totaling approximately $42,060,000 are non-interest bearing and are subordinate to the Senior and Junior Debt.

AIMCO LP, which owns the Managing General Partner and which is a controlled affiliate of AIMCO, purchased (i) the Junior Debt on November 19, 1999, (ii) a significant interest in the residual value of the properties on November 16, 1999 and (iii) economic and voting rights in a 0.61% interest in Partners Liquidating Trust in September 2000. These transactions occurred between AIMCO LP and unrelated third parties and thus had no affect on the combined financial statements of the Venture. In connection with AIMCO LP's purchase of the Junior Debt, (i) the seller, which owned the senior loans on the properties until October 1998, acknowledged its prior consent to approximately $1,749,000 of capital expenditures made on the properties in addition to those funded pursuant to the capital expenditure reserves for the senior and junior loans, which capital expenditures were funded out of cash flow that would otherwise have been used to pay debt services on the Junior Debt, and (ii) certain convenience as to the timeliness and completion of certain scheduled deferred maintenance items were waived. In addition, AIMCO LP, the Venture, and the servicer of the senior loans encumbering the properties (the "Servicer") agreed to a procedure to assess whether or not capital expenditures, in addition to permitted capital expenditures of $300 per unit per year, are needed at each property and the methodology for funding any such capital expenditures. Capital expenditures that are identified pursuant to these procedures were funded out of cash flow from the properties that otherwise would be used to service the Junior Debt on the properties.

The effect of these additional capital expenditures, and the funding that has occurred has significantly increased the period of time that it will take to amortize the junior loans, caused the junior loans to negatively amortize and resulted in an increase in the amount of balloon payments due on the junior loans at the end of the term. If the properties cannot be refinanced or sold at or before the end of such term for a sufficient amount, the Venture will risk losing such properties through foreclosure. There can be no assurance of the effect that such additional capital expenditures, and the funding therefore, will have on the operations of the properties, or whether the properties will be maintained in the future in an acceptable or marketable state of repair.

There were no cash distributions to the partners of either of the Partnerships for the years ended December 31, 2000, 1999, and 1998. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions; however, future cash distributions are subject to the order of distributions as stipulated by the Venture's Plan of Reorganization. The source of future distributions will depend upon the levels of net cash generated from operations, the availability of cash reserves, the timing of debt maturities, refinancings and/or property sales. The Partnerships' distribution policies are reviewed on an annual basis. There can be no assurance that the Partnerships will generate sufficient funds from operations, after required capital expenditures and the order of distributions as stipulated by the Venture's Plan of Reorganization, to permit any distributions to their partners in 2001 or subsequent periods.

As a result of tender offers, AIMCO and its affiliates currently own 39.75 units of limited partnership interest in Portfolio I representing 6.17% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 8.17%. AIMCO and its affiliates currently own 31 units of limited partnership interest in Portfolio II representing 11.61% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 13.61%. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 9.18% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnerships for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreements and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Item 7a.    Market Risk Factors

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Venture is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at December 31, 2000, an increase or decrease of 100 basis points in market interest rates would not have a material impact on the Venture.

The following table summarizes the Venture's debt obligations at December 31, 2000. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of December 31, 2000.


                                                     Long-term Debt
                                          Principal             Weighted-average
                                       (in thousands)            Interest Rate

              2001                         $ 1,436                    8.50%
              2002                           1,565                    8.50%
              2003                           1,705                    8.50%
              2004                           1,832                    8.50%
              2005                           2,022                    8.50%
           Thereafter                      129,172                    9.07%
                                          $137,732

Item 8.     Financial Statements and Supplementary Data


LIST OF COMBINED FINANCIAL STATEMENTS


     Report of Ernst & Young LLP, Independent Auditors

     Combined Balance Sheets - Years ended December 31, 2000 and 1999

     Combined Statements of Operations - Years ended December 31, 2000, 1999, and 1998

     Combined Statements of Changes in Partners' Deficit - Years ended December 31, 2000, 1999, and 1998

     Combined Statements of Cash Flows - Years ended December 31, 2000, 1999, and 1998

     Notes to Combined Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
VMS National Properties Joint Venture


We have audited the accompanying combined balance sheets of VMS National Properties Joint Venture as of December 31, 2000 and 1999, and the related combined statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of VMS National Properties Joint Venture at December 31, 2000 and 1999, and the combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 22, 2001

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                             COMBINED BALANCE SHEETS
                                 (in thousands)



                                                            December 31,  December 31,
                                                                2000           1999
Assets:
   Cash and cash equivalents                                 $  2,153        $ 2,004
   Receivables and deposits                                     1,743          1,863
   Restricted escrows                                           4,279          2,581
   Other assets                                                   329            311
   Investment properties:
     Land                                                      13,404         13,404
     Buildings and related personal property                  139,698        135,080
     Less accumulated depreciation                            (92,727)       (86,798)
                                                               60,375         61,686
                                                             $ 68,879       $ 68,445
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                          $  1,245       $    649
   Tenant security deposits liabilities                         1,111          1,075
   Accrued property taxes                                         521            598
   Other liabilities                                              958          1,726
   Accrued interest                                             1,071            713
   Mortgage notes payable, including $31,276 due to
     an affiliate at 2000 and $30,101 at 1999 (Note E)        137,732        137,811
   Notes payable                                               42,060         41,657
   Deferred gain on extinguishment of debt                     42,225         42,225

Partners' Deficit                                            (158,044)      (158,009)
                                                             $ 68,879      $  68,445

              See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF OPERATIONS
                    (in thousands, except per interest data)


                                                     For The Years Ended December 31,
                                                      2000         1999        1998
Revenues:
   Rental income                                     $29,566     $27,503      $26,511
   Other income                                        1,449       1,155        1,166
   Casualty gain                                          --          --          279
       Total revenues                                 31,015      28,658       27,956

Expenses:
   Operating                                           8,567       8,428        8,832
   Property management fees                            1,238       1,160        1,122
   General and administrative                            643         636          785
   Depreciation                                        5,929       6,000        5,696
   Interest                                           12,989      17,029       16,600
   Property taxes                                      1,689       1,807        1,691
   Loss on disposal of property                           --          --          188
       Total expenses                                 31,055      35,060       34,914

Net loss                                             $   (40)    $(6,402)     $(6,958)

Net loss allocated to general partners (2%)          $    (1)     $ (128)     $  (139)

Net loss allocated to limited partners (98%)             (39)     (6,274)      (6,819)

                                                     $   (40)    $(6,402)     $(6,958)
Net loss per limited partnership interest:
   Portfolio I (644 interests issued and
     outstanding)                                    $   (43)    $(6,842)     $(7,483)
   Portfolio II (267 interests issued and
     outstanding)                                    $   (45)    $(6,992)     $(7,493)

              See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (in thousands)

                                               VMS National Residential Portfolio I
                                                          Limited Partners

                                          General    Accumulated Subscription
                                          Partner     Deficit      Notes       Total      Total

Partners' deficit at December 31, 1997    $(3,347)    $(97,932)   $ (511)    $(98,443)  $(101,790)
Collections of subscription notes              --           --         5            5           5
Net loss for the year ended
  December 31, 1998                           (98)      (4,819)       --       (4,819)     (4,917)
Partner's deficit at December 31, 1998     (3,445)    (102,751)     (506)    (103,257)   (106,702)
Net loss for the year ended
  December 31, 1999                           (90)      (4,406)       --       (4,406)     (4,496)
Partners' deficit at December 31, 1999     (3,535)    (107,157)     (506)    (107,663)   (111,198)
Collections of subscription notes              --           --         4            4           4
Net loss for the year ended
  December 31, 2000                            (1)         (27)       --          (27)        (28)
Partners' deficit at December 31, 2000    $(3,536)   $(107,184)   $ (502)   $(107,686)  $(111,222)


                                               VMS National Residential Portfolio II
                                                          Limited Partners

                                          General    Accumulated Subscription
                                          Partner     Deficit      Notes       Total         Total

Partners' deficit at December 31, 1997   $(1,401)    $ (41,134)    $ (335)    $ (41,469)   $ (42,870)
Collections of subscription notes             --           --           6             6            6
Net loss for the year ended
  December 31, 1998                          (41)       (2,000)         --       (2,000)      (2,041)
Partner's deficit at December 31, 1998    (1,442)      (43,134)       (329)     (43,463)     (44,905)
Net loss for the year ended
  December 31, 1999                          (38)       (1,868)         --       (1,868)      (1,906)
Partners' deficit at December 31, 1999    (1,480)      (45,002)       (329)     (45,331)     (46,811)
Collections of subscription notes             --            --           1            1            1
Net loss for the year ended
  December 31, 2000                           --           (12)         --          (12)         (12)
Partners' deficit at December 31, 2000   $(1,480)    $ (45,014)     $ (328)   $ (45,342)   $ (46,822)
Combined partners' deficit at
  December 31, 2000                      $(5,016)    $(152,198)     $ (830)   $(153,028)   $(158,044)


              See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                          For The Years Ended December 31,
                                                          2000          1999          1998

Cash flows from operating activities:
  Net loss                                                $  (40)      $(6,402)     $(6,958)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                          5,929         6,000        5,696
     Amortization of mortgage discounts                      403         4,199        4,003
     Loss on disposal of property                             --            --          188
     Casualty gain                                            --            --         (279)
     Change in accounts:
      Receivables and deposits                               120           300         (291)
      Other assets                                           (18)          107           60
      Accounts payable                                        97           244           36
      Tenant security deposit liabilities                     36           (33)           3
      Accrued interest                                     2,965         1,061        3,146
      Accrued property taxes                                 (77)         (449)         442
      Other liabilities                                     (768)        1,233         (501)
         Net cash provided by operating
           activities                                      8,647         6,260        5,545

Cash flows from investing activities:
  Property improvements and replacements                  (4,119)       (1,857)      (3,216)
  Net insurance proceeds from casualty                        --            --          378
  Net (deposits to) withdrawals from restricted
    escrows                                               (1,698)           15       (2,510)
         Net cash used in investing activities            (5,817)       (1,842)      (5,348)

              See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                                   (in thousands)



                                                          For The Years Ended December 31,
                                                           2000          1999         1998
Cash flows from financing activities:
  Payments on mortgage notes payable                      $(2,686)     $(3,345)     $(1,787)
  Payments received on subscription notes                       5           --           11
      Net cash used in financing activities                (2,681)      (3,345)      (1,776)

Net increase (decrease) in cash and cash
  equivalents                                                 149        1,073       (1,579)

Cash and cash equivalents at beginning of year              2,004          931        2,510

Cash and cash equivalents at end of year                  $ 2,153      $ 2,004      $   931

Supplemental disclosure of cash flow information:
   Cash paid for interest                                 $ 9,622      $11,768      $ 9,461

Supplemental disclosure of non-cash information:
  Accrued interest added to mortgage notes payable        $ 2,607      $ 1,424      $ 2,070
  Property improvements and replacements included
   in accounts payable and other liabilities              $   499      $    --      $    --

              See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization:

VMS National Properties Joint Venture (the "Venture") was formed as a general partnership pursuant to the Uniform Partnership Act of the State of Illinois and a joint venture agreement (the "Venture Agreement") dated September 27, 1984, between VMS National Residential Portfolio I ("Portfolio I") and VMS National Residential Portfolio II ("Portfolio II") (collectively, the "Partnerships"). Effective December 12, 1997, the managing general partner of each of the Partnerships was transferred from VMS Realty Investment, Ltd. ("VMSRIL" or the "Former Managing General Partner") (formerly VMS Realty Partners) to MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), a wholly-owned subsidiary of MAE GP Corporation ("MAE GP") and an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged with Insignia Properties Trust ("IPT"), which was an affiliate of Insignia. Effective October 1, 1998 and February 26, 1999, Insignia and IPT were respectively merged into Apartment Investment and Management Company ("AIMCO"). Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. See "Note B - Transfer of Control". The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Venture is to terminate on December 8, 2044, unless terminated prior to such date.

The Venture originally acquired 51 residential apartment properties located throughout the United States. Of these 51 properties, four were foreclosed prior to 1993. As more fully described in "Note C", the Venture filed for Chapter 11 bankruptcy protection on February 22, 1991. The Venture's Second Amended and Restated Plan of Reorganization (the "Plan") became effective on September 30, 1993. Pursuant to the Plan, 19 of the Venture's properties were foreclosed in 1993, four properties were foreclosed in 1994, five properties were foreclosed in 1995 and two properties were foreclosed in 1996. Also, the Venture sold two of the residential properties during 1996. The Venture continues to own and operate 15 of the residential apartment complexes it originally acquired. These properties are located in or near major urban areas in the United States.

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

Allocation of Income, Loss, and Distributions:

The operating profits and losses of VMS National Properties Joint Venture are allocated to Portfolio I and Portfolio II based on their respective ownership of VMS National Properties Joint Venture which is 70.69% and 29.31%, respectively. Portfolio I and Portfolio II then combine their respective share of the operating profits and losses of VMS National Properties Joint Venture with their respective operating profits and losses which is then allocated 98% to the respective limited partners and 2% to the respective general partners of both Portfolio I and Portfolio II.

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

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Venture believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair value due to the short term maturity of these instruments. The fair value of the Venture's first mortgages, after discounting the scheduled loan payments to maturity is approximately $113,108,000, however, the Venture is precluded from refinancing the first mortgage until January 2007. The Managing General Partner believes that it is not appropriate to use the Venture's incremental borrowing rate for the second mortgages, the Assignment Note and the long term arrangement fee, as there is currently no market in which the Venture could obtain similar financing. Therefore, the Managing General Partner considers estimation of fair value to be impracticable for this indebtedness.

Cash and Cash Equivalents:

Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. At December 31, 2000, cash balances included approximately $616,000 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts. No balances were maintained by the affiliated management company at December 31, 1999.

Tenant Security Deposits:

The Venture requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space, and is current on its rental payments.

Investment Properties:

Investment properties consist of fifteen apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. No adjustments for impairment of value were recorded in the years ended December 31, 2000, 1999 or 1998.

Escrows:

In connection with the December 1997 refinancing of the Venture's 15 remaining properties, a replacement escrow was required for each property. Each property was required to deposit an initial lump sum amount plus make monthly deposits over the term of the loan, which varies by property. These funds are to be used to cover replacement costs. The balance of the replacement reserves at December 31, 2000 and 1999 is approximately $4,279,000 and $2,581,000, respectively, including interest.

Depreciation:

Depreciation is computed by the straight-line method over estimated useful lives ranging from 25 to 29 years for buildings and improvements and the 150% or 200% declining balance method for five to fifteen years for personal property.

Effective January 1, 1999 the Venture changed its method of accounting to capitalize the costs of exterior painting and major landscaping (see "Note L - Change in Accounting Principle").

Leases:

The Venture generally leases apartment units for twelve-month terms or less. The Venture recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Segment Reporting:

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the combined financial statements as currently presented.

Advertising Costs:

The Venture expenses the cost of advertising as incurred. Advertising costs of approximately $355,000, $355,000, and $335,000, are included in operating expense for the years ended December 31, 2000, 1999, and 1998, respectively.

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

Note C - Petition for Relief under Chapter 11 and Plan of Reorganization

On February 22, 1991, the Venture filed for Chapter 11 bankruptcy protection in the United States Bankruptcy court in the Central District of California. The initial filing included only the residential apartment complexes directly owned by the Venture (entities included in the filing herein after referred to collectively as the "Debtor") and excluded the 10 Subpartnerships consisting of 10 residential apartment complexes encumbered by financing insured or held by the Department of Housing and Urban Development ("HUD"), and the investing limited partnerships Portfolio I and Portfolio II. Due to the partnership agreements existing between the Venture and the Partnerships, which provide the Venture with exclusive rights to the limited partner investor contributions, the Venture's initial filing was amended to reflect the Venture's right to receive any excess limited partner investor contributions.

The Venture's Plan was confirmed by the Bankruptcy Court in March 1993 and became effective on September 30, 1993 (the "Effective Date"). During 1997, the Plan was modified in order to allow the Venture to refinance the debt encumbering its properties (see "Note D"). The bankruptcy plan was closed by the bankruptcy court on April 29, 1998.

The Primary aspects of the Venture's Plan of Reorganization included the following:

(a) The Venture retained 17 properties from the existing portfolio (the "Retained Properties"), and abandoned title of the remaining properties (the "Non-retained Properties") to the Federal Deposit Insurance Corporation (the "FDIC"). The Retained Properties consisted of one HUD property and sixteen non-HUD properties. Two of the seventeen Retained Properties were sold during 1996. All of the Non-retained Properties were foreclosed upon as of December 31, 1996. Note C - Petition for Relief under Chapter 11 and Plan of Reorganization (continued)

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

(c) As it pertained to the existing BH junior mortgages on the retained properties, the FDIC reduced its claim on two of the properties to $300,000 per property evidenced by a non-interest bearing note scheduled to mature January 15, 2000, and left in place liens for the full amount of its claims at the petition date for all other retained properties. Interest on the former FDIC loans for these retained properties accrued at 10% per annum on the FDIC value (total property value per the FDIC's June 1992 valuations less the properties' senior lien indebtedness) commencing as of the first day of the month of the Effective Date and monthly payments of interest only at 7% per annum on the FDIC value will commence with the first monthly payment due thereafter. The Retained Property governed by a HUD Regulatory Agreement, made payments of interest only following the approval by HUD of the Surplus Cash calculation. On October 28, 1995, the FDIC sold all of the debt it held related to the Retained Properties to BlackRock Capital Finance, L.P. The debt amounts and terms were not modified. On December 29, 1997, all of the junior mortgages were refinanced (see "Note D").

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

(e) The VMS/Stout Joint Venture (the "VMS/Stout Venture") was formed pursuant to an agreement dated August 18, 1984, which was amended and restated on October 4, 1984. VMS Realty Partners has a 50% interest and affiliates of the Seller (as defined below) have a 50% interest in the VMS/Stout Venture. The VMS/Stout Venture, the J.D. Stout Company ("Stout") and certain affiliates of Stout entered into a contract of sale dated August 18, 1984, which was amended on October 4, 1984. The contract provided for the sale by Stout and other owners (collectively the "Seller") of the 51 residential apartment complexes to the VMS/Stout Venture. The VMS/Stout Venture assigned its interest as purchaser to the Venture. During 1987, Stout assigned its interest in the VMS/Stout Joint Venture to ContiTrade Service Corporation ("ContiTrade"). On November 17, 1993, VMS Realty Partners assigned its interest in the VMS/Stout Joint Venture to the Partners Liquidating Trust (see "Note F"). The VMS/Stout Joint Venture was granted an allowed claim in the amount of $49,535,000 for the Assignment and Long-Term Loan Arrangement Notes payable to them by the Venture. Payments totaling $3,475,000 in conjunction with this allowed claim were made to the nonaffiliated members of the VMS/Stout Joint Venture on October 7, 1993. The Venture also executed a $4,000,000 promissory note dated September 1, 1993, to ContiTrade (the "ContiTrade Note") in connection with these allowed note claims. The ContiTrade Note represented a prioritization of payments to ContiTrade of the first $4,000,000 in repayments made under the existing Assignment and Long-Term Loan Arrangement Notes payable to the VMS/Stout Joint Venture, and did not represent an additional $4,000,000 claim payable to ContiTrade. In addition to prioritizing ContiTrade's receipt of the first $4,000,000 of repayments on the old notes, the ContiTrade Note provided for 5% non-compounding interest on the outstanding principal balance calculated daily on the basis of a 360 day year. The ContiTrade Note was secured by a Deed of Trust, Assignment of Rents and Security Agreement on each of the Venture's retained properties, and provided ContiTrade with other approval rights as to the ongoing operations of the Venture's retained properties. The ContiTrade Note, which was scheduled to mature January 15, 2000, was repaid on December 29, 1997 (see "Note D").

(f) The Venture entered into a Revised Restructured Amended and Restated Asset Management Agreement (the "Revised Asset Management Agreement") with Insignia. Effective October 1, 1993, Insignia took over the asset management of the Venture's retained properties and partnership functions for the Venture. The Revised Asset Management Agreement provided for an annual compensation of $500,000 to be paid to Insignia in equal monthly installments. In addition, Insignia received reimbursement for all accountable expenses incurred in connection with their services up to $200,000 per calendar year. These amounts are to be paid from the available operating cash flow of the Venture's Retained Properties after the payment of operating expenses and priority reserve funding for insurance, real estate and personal property taxes and senior and junior mortgage payments. If insufficient operating cash flow exists after the funding of these items, the balance of asset management fees and reimbursements may be paid from available partnership cash sources. Additionally, the asset management fee payable will be reduced proportionately for each of the Venture's Retained Properties which are sold or otherwise disposed of from time to time. Accordingly, the fee was reduced upon the disposition of Bellevue and Carlisle Square in 1996. Effective January 1, 1998, in relation to the refinancing of the senior-lien debt on December 29, 1997 (see "Note D"), the Venture and Managing General Partner agreed to amend the Asset Management Agreement to reduce the annual asset management fee payable to $300,000 per year and to reduce the annual reimbursement for accountable expenses to $100,000.

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

On December 29, 1997, the Venture refinanced the mortgages encumbering all of its remaining 15 properties. The refinancing resulted in each property being encumbered by new senior and junior loans. The senior loans each have an interest rate of 8.5% per annum and require monthly payments of principal and interest. The junior loans each have an interest rate of 10.84% per annum and require monthly payments based on excess monthly cash flow for each property. Per the junior loan agreements, excess monthly cash flow is defined as revenue generated from operation of a property less (1) operating expenses of the property, (2) the debt service payment for the senior loans, (3) the tax and insurance reserve deposit and (4) replacement reserve deposit. Pursuant to agreements signed for each of the Venture's investment properties with the holder of the Senior Loans, the properties' excess monthly cash flows are first to be used to fund repair reserves. Once that reserve is fully funded, the excess monthly cash flow will be used as payment towards the junior loans. As of December 31, 2000, these reserves were fully funded and the excess monthly cash flow is now used as payment toward the junior loans. All of the loans mature on January 1, 2008, and the senior loans include prepayment penalties if paid prior to January 1, 2007. The senior loans retained similar terms regarding note face amounts and agreed valuation amounts. These new loans were recorded at the agreed valuation amount of $110,000,000, which was less than the $152,225,000 face amount of the senior loans. If the Venture defaults on the new mortgage notes payable or is unable to pay the outstanding agreed valuation amounts upon maturity, then the note face amounts become due. The junior loans were recorded at their face amount at the time of the refinancing and are being accounted for under the terms of their note agreements. Accordingly, the Venture deferred recognition of a gain of $42,225,000, which is the difference between the refinanced note face amounts and the agreed valuation amounts. All the loans are cross-collateralized, but they are not cross-defaulted. Therefore, a default by one property under the terms of its loan agreement does not in and of itself create a default under all of the senior and junior loan agreements. However, if the proceeds upon the sale or refinancing of any property are insufficient to fully repay the outstanding senior and junior loans related to that property, any deficiency is to be satisfied from the sale or refinancing of the remaining properties. In conjunction with the refinancing, the Venture paid the outstanding principal and accrued interest on the $4,000,000 ContiTrade Note (see "Note F").

Note E - Mortgage Notes Payable

                                Principal    Principal      Monthly       Principal
                                Balance At   Balance At     Payment        Balance
                               December 31, December 31,   Including        Due At
           Property                2000         1999        Interest       Maturity
                                    (in thousands)              (in thousands)
North Park Apartments
   1st mortgage                  $  6,135      $ 6,209        $ 51         $ 5,376
   2nd mortgage                     1,860        1,811        (A)            (A)
Chapelle Le Grande
   1st mortgage                     3,148        3,184          26           2,759
   2nd mortgage                       995          949        (A)            (A)
Terrace Gardens
   1st mortgage                     4,357        4,405          36           3,818
   2nd mortgage                     1,259        1,210        (A)            (A)
Forest Ridge Apartments
   1st mortgage                     5,789        5,854          48           5,073
   2nd mortgage                     1,706        1,644        (A)            (A)
Scotchollow
   1st mortgage                    28,590       28,913         236          25,054
   2nd mortgage                     8,415        8,058        (A)            (A)
Pathfinders Village
   1st mortgage                    13,210       13,370         109          11,576
   2nd mortgage                     4,075        3,868        (A)            (A)
Buena Vista Apartments
   1st mortgage                     4,861        4,920          40           4,260
   2nd mortgage                     1,360        1,299        (A)            (A)
Mountain View Apartments
   1st mortgage                     7,023        7,108          58           6,154
   2nd mortgage                     1,894        1,961        (A)            (A)
Crosswood Park
   1st mortgage                     5,463        5,530          45           4,788
   2nd mortgage                     1,343        1,309        (A)            (A)
Casa de Monterey
   1st mortgage                     4,024        4,074          33           3,479
   2nd mortgage                     1,232        1,178        (A)            (A)
The Bluffs
   1st mortgage                     3,654        3,695          30           3,202
   2nd mortgage                     1,097        1,044        (A)            (A)
Watergate Apartments
   1st mortgage                     2,844        2,878          23           2,492
   2nd mortgage                       827          799        (A)            (A)
Shadowood Apartments
   1st mortgage                     2,209        2,236          18           1,936
   2nd mortgage                       608          586        (A)            (A)
Vista Village Apartments
   1st mortgage                     3,259        3,299          27           2,856
   2nd mortgage                       988          938        (A)            (A)
Towers of Westchester Park
   1st mortgage                    11,890       12,035          98          10,420
   2nd mortgage                     3,617        3,447        (A)            (A)

      Totals                     $137,732     $137,811        $878         $93,243

(A) Payments are based on excess monthly cash flow, as defined (see "Note D - Extraordinary Gain on Extinguishment of Debt"), with any unpaid balance due at maturity.

Interest rates are 8.50% and 10.84% for all first and second mortgages, respectively. All notes mature January 1, 2008.

AIMCO Properties, LP ("AIMCO LP"), which owns the Managing General Partner and which is a controlled affiliate of AIMCO, purchased (i) the junior loans on November 19, 1999, and (ii) a significant interest in the residual value of the properties on November 16, 1999. These transactions occurred between AIMCO LP and an unrelated third party and thus had no effect on the combined financial statements of the Venture. Residual Value is defined as the amount remaining from a sale of the Partnerships' investment properties or refinancing of the mortgages encumbering such investment properties after repayment of: (i) senior loans, plus accrued interest; (ii) junior loans, plus accrued interest; (iii) Assignment Note (as defined), plus accrued interest; and (iv) $13,000,000 advance to the Partnerships. Fifty percent of the Residual Value is to be paid to AIMCO LP with the remainder being used to first repay other liabilities of the Partnerships and second, returned to the investors. Based upon information currently available to the Managing General Partner, it is anticipated that there will be no residual proceeds upon a sale or refinancing of the investment properties; therefore, no liability has been recognized in the combined balance sheets. However, future circumstances may require such a liability to be recognized.

Scheduled principal payments on mortgage loans payable subsequent to December 31, 2000 are as follows (in thousands):

      2001            $  1,436
      2002               1,565
      2003               1,705
      2004               1,832
      2005               2,022
   Thereafter          129,172
                      $137,732

As principal payments for the junior loans are based upon monthly cash flow, all principal is assumed to be repaid at maturity.

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

The stated rate of interest on the Assignment Note (prior to modification by the Plan) was 12% per annum compounded semi-annually with monthly payments of interest only at a rate of 6%. Monthly payments on this note were discontinued in May 1990, and the accrual of interest was discontinued after the February 22, 1991 petition filing date. Additionally, effective April 10, 1991, VMS Realty Partners waived its right to collect interest on its portion of the Assignment Note.

Pursuant to the Plan, the allowed claim for the Assignment Note and related interest was $46,285,000; $3,475,000 of this amount was paid in October 1993, in accordance with the terms of the Plan. The Venture also executed a $4,000,000 promissory note payable dated September 1, 1993 to ContiTrade Services Corporation ("ContiTrade Note") with interest at 5% per annum. This note represented a prioritization of payment to ContiTrade and did not represent the assumption of any additional debt. The ContiTrade Note was to mature on January 15, 2000, and was collateralized by a Deed of Trust, Assignment of Rents and Security Agreement on each of the Venture's retained complexes. This note was repaid with the refinancing on December 29, 1998 (see "Note D").

The remaining $38,810,000 of the Assignment Note is non-interest bearing and is payable only after payment of debt of higher priority, including the senior and junior mortgage notes payable. Pursuant to SOP 90-7, the Assignment Note, the Long-Term Loan Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. At December 31, 2000, the carrying amount of the Assignment Note is $38,810,000. Interest expense is being recognized through the amortization of the discount which totaled approximately $403,000 and $4,199,000, and $4,003,000 in 2000, 1999, and 1998, respectively.
The discount became fully amortized in January 2000.

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

Asset management fees of approximately $300,000 were paid to an affiliate of the Managing General Partner for each of the years ended December 31, 2000, 1999, and 1998. These fees were included in operating expenses.

Affiliates of the Managing General Partner are entitled to receive a percentage of the gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $1,238,000, $1,160,000 and $1,122,000 for the years ended December 31, 2000, 1999, and 1998.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $100,000 for each of the years ended December 31, 2000, 1999, and 1998. These expenses are included in general and administrative expenses. Included in investment properties and operating expenses of the Venture are construction oversight reimbursements, paid to an affiliate of the Managing General Partner, of approximately $125,000, $16,000, and $54,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $131,000, $142,000 and $144,000 for the years ended December 31, 2000, 1999, and 1998, respectively. These expenses are included in general and administrative expenses.

In connection with the Venture's Plan, the court approved the payment of certain fees and expense reimbursements due to the former managing general partner relating to the prepetition period. An unpaid balance of approximately $397,000 in management fees owed to the former managing general partner was assigned to MF VMS, L.L.C., the note holder for the senior and junior notes. This balance was paid during 1998.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At December 31, 2000, 1999, and 1998, the outstanding balance of $79,000 is included in other liabilities.

During the year ended December 31, 2000, the Managing General Partner loaned the Venture funds to cover operational expenses required at Buena Vista and Casa de Monterey Apartments. These loans were made in accordance with the terms of the Partnership Agreements. At December 31, 2000, the balance of the loans was approximately $17,000, which is included in other liabilities. Interest is charged at the prime rate plus 2% or the Managing General Partner's cost, whichever is lower. Interest expense was approximately $2,000 for the year ended December 31, 2000.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the Plan. There were no property dispositions for which proceeds were received during the years ended December 31, 2000, 1999, and 1998.

AIMCO LP, which owns the Managing General Partner and which is a controlled affiliate of AIMCO, purchased (i) the junior loans on November 19, 1999, and
(ii) a significant interest in the Residual Value (as defined in the agreement) of the properties on November 16, 1999. These transactions occurred between AIMCO LP and an unrelated third party and thus had no effect on the combined financial statements of the Venture. Residual Value is defined as the amount remaining from a sale of the Partnerships' investment properties or refinancing of the mortgages encumbering such investment properties after repayment of: (i) senior loans, plus accrued interest; (ii) junior loans, plus accrued interest;
(iii) Assignment Note, plus accrued interest; and (iv) $13,000,000 advance to the Partnerships. Fifty percent of the Residual Value is to be paid to AIMCO LP with the remainder being used to first repay other liabilities of the Partnerships and second, returned to the investors. Based upon information currently available to the Managing General Partner, it is anticipated that there will be no residual proceeds upon a sale or refinancing of the investment properties; therefore, no liability has been recognized in the combined balance sheets. However, future circumstances may require such a liability to be recognized.

As a result of tender offers, AIMCO and its affiliates currently own 39.75 units of limited partnership interest in Portfolio I representing 6.17% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 8.17%. AIMCO and its affiliates currently own 31 units of limited partnership interest in Portfolio II representing 11.61% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 13.61%. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 9.18% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnerships for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note H - Subscription Notes And Accrued Interest Receivable

Portfolio I and Portfolio II executed promissory notes requiring cash contributions from the partners aggregating $136,800,000 to the capital of
Portfolios I and II for 644 and 267 units, respectively. Of this amount, approximately $135,060,000 was contributed in cash through December 31, 2000, and $910,000 was deemed uncollectible and written-off prior to December 31, 2000. The following table represents the remaining Limited Partners'
subscription notes principal balances and the related accrued interest receivable at December 31, 2000 (in thousands):

                                               Portfolio I     Portfolio II

  Subscription notes receivable                   $502             $328
  Accrued interest receivable                       63               67
  Allowance for uncollectible interest
    receivable                                     (63)             (67)
  Total subscription notes and accrued
    interest receivable                           $502             $328

All amounts outstanding at December 31, 2000, are considered past due and bear interest at the default rate of 18%. No interest will be recognized until collection is assured.

Note I - Investment Properties and Accumulated Depreciation

                                                Initial Cost
                                               (in thousands)
                                                    Buildings and  Costs Capitalized  Provision to
                                                  Related Personal   Subsequent to     Reduce to
Description                  Encumbrances   Land      Property        Acquisition      Fair Value

North Park Apartments          $ 7,995     $  557      $ 8,349        $ 1,688        $    --
Chapelle Le Grande               4,143        166        3,873            997             --
Terrace Garden                   5,616        433        4,517          1,329             --
Forest Ridge Apartments          7,495        701        6,930          1,671             --
Scotchollow                     37,005      3,510       19,344          5,990             --
Pathfinders Village             17,285      3,040       11,698          3,414         (1,250)
Buena Vista Apartments           6,221        893        4,538            629             --
Mountain View Apartments         8,917      1,289        8,490          1,263             --
Crosswood Park                   6,806        611        8,597          2,109         (2,000)
Casa De Monterey                 5,256        869        6,136          1,371             --
The Bluffs                       4,751        193        3,667            627             --
Watergate Apartments             3,671        263        5,625          1,386             --
Shadowood Apartments             2,817        209        3,393            839             --
Vista Village Apartments         4,247        568        5,209          1,171             --
Towers Of Westchester Park      15,507        529       13,491          4,180             --

       TOTAL                  $137,732    $13,831     $113,857        $28,664        $(3,250)

                          Gross Amount At Which Carried
                              At December 31, 2000
                                  (in thousands)
                                     Buildings             Accum-
                                    And Related            ulated   Year of  Date of
                                     Personal              Deprec- Construc- Acquis-  Depreciable
   Description               Land    Property    Total     iation    tion     ition      Life
                                                                                         Years
North Park Apartments       $  557   $ 10,037   $ 10,594   $ 6,949   1968    11/14/84   5-27.5
Chapelle Le Grand              166      4,870      5,036     3,188   1972    12/05/84   5-27.5
Terrace Gardens                433      5,846      6,279     3,816   1973    10/26/84   5-27.5
Forest Ridge Apartments        701      8,601      9,302     5,684   1974    10/26/84   5-27.5
Scotchollow                  3,510     25,334     28,844    17,480   1973    10/26/84   5-27.5
Pathfinders Village          2,753     14,149     16,902     9,200   1971    10/26/84   5-27.5
Bunea Vista Apartments         893      5,167      6,060     3,633   1972    10/26/84   5-27.5
Mountain View Apartments     1,289      9,753     11,042     6,098   1978    10/26/84    5-29
Crosswood Park                 471      8,846      9,317     5,629   1977    12/05/84    5-29
Casa De Monterey               869      7,507      8,376     5,032   1970    10/26/84   5-27.5
The Bluffs                     193      4,294      4,487     2,961   1968    10/26/84   5-27.5
Watergate Apartments           263      7,011      7,274     4,673   1972    10/26/84   5-27.5
Shadowood Apartments           209      4,232      4,441     2,919   1974    11/14/84   5-27.5
Vista Village Apartments       568      6,380      6,948     4,190   1971    10/26/84   5-27.5
Towers Of Westchester          529     17,671     18,200    11,275   1971    10/26/84   5-27.5
  Park

          TOTAL            $13,404   $139,698   $153,102  $ 92,727

The aggregate costs of the investment properties for Federal income tax purposes at December 31, 2000 and 1999, is approximately $170,565,000 and $165,944,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2000 and 1999, is approximately $135,770,000 and $128,608,000, respectively.

Reconciliation of Investment Properties and Accumulated Depreciation:

                                          2000           1999           1998
  Investment Properties

  Balance at beginning of year          $148,484       $146,627       $144,007
  Property improvements
    and replacements                       4,618          1,857          3,216
  Dispositions of property                    --             --           (596)
  Balance at end of year                $153,102       $148,484       $146,627

  Accumulated Depreciation

  Balance at beginning of year          $ 86,798       $ 80,798       $ 75,411
  Additions charged to expense             5,929          6,000          5,696
  Dispositions of property                    --             --           (309)
  Balance at end of year                $ 92,727       $ 86,798       $ 80,798

Note J - Income Taxes

The following is a reconciliation of reported net loss per the financial statements to the Federal taxable loss to partners (in thousands):

                                           2000           1999           1998

Net loss as reported                     $   (40)       $(6,402)        $(6,958)
  Depreciation differences                (1,233)          (749)           (371)
  Unearned income                           (577)           812              66
  Casualty loss                               --             --             161
  Write-down of fixed assets                  --             --             125
  Other                                      (80)            95             185
Federal taxable loss                     $(1,930)       $(6,244)        $(6,792)

The following is a reconciliation between the Venture's reported amounts and Federal tax basis of net liabilities at December 31, 2000 and 1999 (in thousands):

                                                    2000          1999
   Net liabilities as reported                   $(158,044)    $(158,009)
   Land and buildings                               17,460        17,460
   Accumulated depreciation                        (43,043)      (41,810)
   Syndication costs                                17,650        17,650
   Deferred gain                                    42,225        42,225
   Other deferred costs                              9,601         9,601
   Other                                           (53,102)      (52,445)
   Notes payable                                     4,882         4,882
   Subscription note receivable                      1,837         1,842
   Mortgage payable                                (47,727)      (47,727)
   Accrued interest                                  9,571         9,571
      Net liabilities - Federal tax basis        $(198,690)    $(196,760)

Note K - Legal Proceedings

The Venture is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note L - Change in Accounting Principle

Effective January 1, 1999, the Venture changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to decrease the net loss by approximately $66,000 ($71.00 per limited partnership interest for both
Portfolio I and II). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

Note M - Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the Venture (in thousands, except per interest data):


                                            1st        2nd       3rd       4th
2000                                      Quarter    Quarter   Quarter   Quarter    Total
Total revenues                            $ 7,461    $ 7,676   $ 7,889   $ 7,989   $31,015

Total expenses                              7,958      7,664     7,734     7,699    31,055

Net (loss) income                         $  (497)   $    12   $   155   $   290   $   (40)

Net (loss) income per limited partnership
interest:
   Portfolio I (644 interests issued and
     outstanding)                         $  (535)   $    13   $   168   $   311   $   (43)
   Portfolio II (267 interests issued
     and outstanding)                     $  (536)   $    15   $   165   $   311   $   (45)


                                            1st        2nd       3rd       4th
1999                                      Quarter    Quarter   Quarter   Quarter    Total
Total revenues                            $ 7,056    $ 7,119   $ 7,255   $ 7,228   $28,658

Total expenses                              8,567      8,484     8,529     9,480    35,060

Net loss                                  $(1,511)   $(1,365)  $(1,274)  $(2,252)  $(6,402)

Net loss per limited partnership interest:
  Portfolio I (644 interests issued and
   outstanding)                           $(1,625)   $(1,469)  $(1,371)  $(2,377)  $(6,842)
  Portfolio II (267 interests issued
   and outstanding)                       $(1,626)   $(1,469)  $(1,371)  $(2,526)  $(6,992)

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

Name                     Age   Position

Patrick J. Foye          43    Executive Vice President and Director

Martha L. Long           41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-K for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $109,000 and non-audit services (principally tax-related) of approximately $58,000.

Item 11.    Executive Compensation

No compensation or remuneration was paid by the Venture to any officer or director of the Managing General Partner. However, reimbursements and other payments have been made to the Venture's current and former managing general partners and their affiliates, as described in "Item 13. Certain Relationships and Related Transactions".

Item 12.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security ownership of certain beneficial owners.

Except as noted below, no persons or entity owns of record or is known by the Venture to own beneficially more than 5% of the outstanding Interests of either of the Partnerships as of December 31, 2000.

                  Entity                   Number of Units        Percentage

   National Residential Portfolio I

            AIMCO Properties LP                 39.75                6.17%
          (an affiliate of AIMCO)


   National Residential Portfolio II

            AIMCO Properties LP                 31.00               11.61%
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

Asset management fees of approximately $300,000 were paid to an affiliate of the Managing General Partner for each of the years ended December 31, 2000, 1999, and 1998. These fees are included in operating expenses.

Affiliates of the Managing General Partner are entitled to receive a percentage of the gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $1,238,000, $1,160,000 and $1,122,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $100,000 for each of the years ended December 31, 2000, 1999, and 1998. These expenses are included in general and administrative expenses. Included in investment properties and operating expenses of the Venture are construction oversight reimbursements, paid to an affiliate of the Managing General Partner, of approximately $125,000, $16,000, and $54,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $131,000, $142,000 and $144,000 for the years ended December 31, 2000, 1999, and 1998, respectively. These expenses are included in general and administrative expenses.

In connection with the Venture's Plan, the court approved the payment of certain fees and expense reimbursements due to the former managing general partner relating to the prepetition period. An unpaid balance of approximately $397,000 in management fees owed to the former managing general partner was assigned to MF VMS, L.L.C., the note holder for the senior and junior notes. This balance was paid during 1998.

During the year ended December 31, 2000, the Managing General Partner loaned the Venture funds to cover operational expenses required at Buena Vista and Casa de Monterey Apartments. These loans were made in accordance with the terms of the Partnership Agreements. At December 31, 2000, the balance of the loans were approximately $17,000, which is included in other liabilities. Interest is charged at the prime rate plus 2% or the Managing General Partner's cost, whichever is lower. Interest expense was approximately $2,000 for the year ended December 31, 2000 and is included in interest expense.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the Plan. There were no property dispositions for which proceeds were received during the years ended December 31, 2000, 1999, and 1998.

AIMCO LP, which owns the Managing General Partner and which is a controlled affiliate of AIMCO, purchased (i) the junior loans on November 19, 1999, and
(ii) a significant interest in the Residual Value (as defined in the agreement) of the properties on November 16, 1999. These transactions occurred between AIMCO LP and an unrelated third party and thus had no effect on the combined financial statements of the Venture. Residual Value is defined as the amount remaining from a sale of the Partnerships' investment properties or refinancing of the mortgages encumbering such investment properties after repayment of: (i) senior loans, plus accrued interest; (ii) junior loans, plus accrued interest;
(iii) Assignment Note, plus accrued interest; and (iv) $13,000,000 advance to the Partnerships. Fifty percent of the Residual Value is to be paid to AIMCO LP with the remainder being used to first repay other liabilities of the Partnerships and second, returned to the investors. Based upon information currently available to the Managing General Partner, it is anticipated that there will be no residual proceeds upon a sale or refinancing of the investment properties; therefore, no liability has been recognized in the balance sheet. However, future circumstances may require such a liability to be recognized.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At December 31, 2000, 1999, and 1998, the outstanding balance of $79,000 is included in other liabilities.

As a result of tender offers, AIMCO and its affiliates currently own 39.75 units of limited partnership interest in Portfolio I representing 6.17% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 8.17%. AIMCO and its affiliates currently own 31 units of limited partnership interest in Portfolio II representing 11.61% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 13.61%. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 9.18% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnerships for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.


                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following combined financial statements of the Registrant are included in Item 8:

     Combined Balance Sheets at December 31, 2000 and 1999.

      Combined Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

      Combined Statements of Changes in Partners' Deficit for the years ended December 31, 2000, 1999 and 1998.

      Combined Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

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

(b)   Reports on Form 8-K:

      None filed during the quarter ended December 31, 2000.

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


/s/Patrick J. Foye                  Date:
Patrick J. Foye
Executive Vice President
and Director


/s/Martha L. Long                   Date:
Martha L. Long
Senior Vice President
and Controller

Exhibit 11




                      VMS NATIONAL PROPERTIES JOINT VENTURE
                      CALCULATION OF NET LOSS PER INVESTOR
                          (in thousands, except unit data)

                        For the Years Ended December 31,



                                                     2000          1999         1998

 VMS National Properties net loss                   $  (38)      $(6,272)     $(6,948)
    Portfolio I net loss                                (1)          (63)          (5)
    Portfolio II net loss                               (1)          (67)          (5)
          Combined net loss                         $  (40)      $(6,402)     $(6,958)

 Portfolio I allocation:  70.69%                    $  (27)      $(4,433)     $(4,912)
                                                        (1)          (63)          (5)
                                                    $  (28)      $(4,496)     $(4,917)

 Net loss to general partner (2%)                   $   (1)        $ (90)       $ (98)

 Net loss to limited partners (98%)                 $  (27)      $(4,406)     $(4,819)

 Number of Limited Partner interests                   644           644          644

 Net loss per limited Partnership
    Interest                                        $  (43)      $(6,842)     $(7,483)


 Portfolio II allocation: 29.31%                    $  (11)      $(1,839)     $(2,036)
                                                        (1)          (67)          (5)
                                                    $  (12)      $(1,906)     $(2,041)

 Net loss to general partner (2%)                   $   --         $ (38)       $ (41)

 Net loss to limited partners (98%)                 $  (12)      $(1,868)     $(2,000)

 Number of Limited Partner interests                   267           267          267

 Net loss per limited Partnership
    interest                                        $  (45)      $(6,992)     $(7,493)

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