Form 10-Q
period 2001-03-31
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2001-05-15
CIK 789089

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2001

                                       or

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

ITEM 1.     FINANCIAL STATEMENTS

a)

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                             COMBINED BALANCE SHEETS
                                   (in thousands)


                                                             March 31,     December 31,
                                                                2001           2000
                                                            (Unaudited)       (Note)
Assets:
  Cash and cash equivalents                                   $  2,603        $ 2,153
  Receivables and deposits                                       2,015          1,743
  Restricted escrows                                             2,969          4,279
  Other assets                                                     561            329
  Investment properties:
   Land                                                         13,404         13,404
   Buildings and related personal property                     141,085        139,698
                                                               154,489        153,102
   Less accumulated depreciation                               (94,253)       (92,727)
                                                                60,236         60,375
                                                              $ 68,384      $ 68,879
Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                             $ 770         $ 1,245
  Tenant security deposit liabilities                            1,111          1,111
  Accrued property taxes                                           768            521
  Other liabilities                                                852            958
  Accrued interest                                               1,070          1,071
  Mortgage notes payable, including $31,183 and $31,276
   due to an affiliate at March 31, 2001 and
   December 31, 2000 respectively                              137,262        137,732
  Notes payable                                                 42,060         42,060
  Deferred gain on extinguishment of debt                       42,225         42,225

Partners' Deficit                                             (157,734)      (158,044)
                                                              $ 68,384      $ 68,879


Note: The combined balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

              See Accompanying Notes to Combined Financial Statements


b)

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                               Three Months Ended
                                                                    March 31,
                                                               2001          2000
Revenues:
   Rental income                                              $ 7,813       $ 7,182
   Other income                                                   422           279
       Total revenues                                           8,235         7,461

Expenses:
   Operating                                                    2,405         2,007
   Property management fee                                        326           300
   General and administrative                                     148           144
   Depreciation                                                 1,526         1,503
   Interest                                                     3,098         3,550
   Property taxes                                                 422           454
       Total expenses                                           7,925         7,958

Net income (loss)                                              $ 310        $ (497)

Net income (loss) allocated to general partners (2%)            $ 6          $ (10)
Net income (loss) allocated to limited partners (98%)             304          (487)
                                                               $ 310        $ (497)
Net income (loss) per limited partnership interest:
   Portfolio I (644 interests issued and outstanding)          $ 334        $ (535)
   Portfolio II (267 interests issued and outstanding)         $ 333        $ (536)

              See Accompanying Notes to Combined Financial Statements


c)

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                                   (in thousands)


                                       VMS National Residential Portfolio I
                                                 Limited Partners
                                                                   Limited
                         General    Accumulated   Subscription    Partners'
                         Partners     Deficit        Notes          Total        Total

Partners' deficit at
  December 31, 2000      $(3,536)    $(107,184)      $ (502)      $(107,686)   $(111,222)

Net income for the
  three months ended
  March 31, 2001               4           215           --             215          219

Partners' deficit at
  March 31, 2001         $(3,532)    $(106,969)      $ (502)      $(107,471)   $(111,003)


                                      VMS National Residential Portfolio II
                                                Limited Partners
                                                                  Limited
                         General    Accumulated  Subscription    Partners'
                         Partners     Deficit        Notes         Total        Total

Partners' deficit at
  December 31, 2000      $(1,480)    $ (45,014)     $ (328)      $ (45,342)   $ (46,822)

Net income for the
  three months ended
  March 31, 2001               2            89           --             89           91

Partners' deficit at
 March 31, 2001          $(1,478)    $ (44,925)     $ (328)      $ (45,253)   $ (46,731)

Combined total           $(5,010)    $(151,894)     $ (830)      $(152,724)   $(157,734)

              See Accompanying Notes to Combined Financial Statements


d)

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income (loss)                                              $ 310       $ (497)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                 1,526        1,503
     Amortization of discounts                                       --          403
     Change in accounts:
      Receivables and deposits                                     (272)        (254)
      Other assets                                                 (232)        (134)
      Accounts payable                                               24         (328)
      Tenant security deposit liabilities                            --           (8)
      Accrued property taxes                                        247          284
      Accrued interest                                              576          995
      Other liabilities                                            (106)      (1,255)
        Net cash provided by operating activities                 2,073          709

Cash flows from investing activities:
  Property improvements and replacements                         (1,886)        (474)
  Net withdrawals from (deposits to) restricted escrows           1,310         (680)
        Net cash used in investing activities                      (576)      (1,154)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (1,047)        (346)
  Payments received on subscription notes                            --            5
        Net cash used in financing activities                    (1,047)        (341)

Net increase (decrease) in cash and cash equivalents                450         (786)
Cash and cash equivalents at beginning of period                  2,153        2,004
Cash and cash equivalents at end of period                      $ 2,603      $ 1,218

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,522      $ 2,151

Supplemental disclosure of non-cash activity:
  Accrued interest added to mortgage notes payable               $ 577        $ 652

Included in property  improvements  and  replacements for the three months ended
March 31, 2001 are approximately $499,000 of improvements which are included in accounts payable at December 31, 2000.

              See Accompanying Notes to Combined Financial Statements


e)

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited combined financial statements of VMS National Properties Joint Venture (the "Venture" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the combined financial statements and footnotes thereto included in the Venture's Annual Report on Form 10-K for the year ended December 31, 2000. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Basis of Accounting

The accompanying combined financial statements include the accounts of VMS National Residential Portfolio I ("Portfolio I"), VMS National Residential Portfolio II ("Portfolio II") and the Venture. Significant interpartnership accounts and transactions have been eliminated from these combined financial statements.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the combined financial statements as currently presented.

Reclassifications

Certain of the 2000 balances have been reclassified to conform to the 2001 presentation.

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

(c) As it pertained to the existing BH junior mortgages on the retained properties, the FDIC reduced its claim on two of the properties to $300,000 per property evidenced by a non-interest bearing note scheduled to mature January 15, 2001, and left in place liens for the full amount of its claims at the petition date for all other retained properties. Interest on the former FDIC loans for these retained properties accrued at 10% per annum on the FDIC value (total property value per the FDIC's June 1992 valuations less the property's senior lien indebtedness) commencing as of the first day of the month of the Effective Date and monthly payments of interest only at 7% per annum on the FDIC value commencing with the first monthly payment due thereafter. (The retained property governed by a HUD Regulatory Agreement made payments of interest only following the approval by HUD of the Surplus Cash calculation.) On October 28, 1995, the FDIC sold all of the debt it held related to the retained properties to BlackRock Capital Finance, L.P. The debt amounts and terms were not modified. On December 29, 1997, all of the junior mortgages (the "Junior Debt") were refinanced.

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

(e) The VMS/Stout Joint Venture (the "VMS/Stout Venture") was formed pursuant to an agreement dated August 18, 1984, which was amended and restated on October 4, 1984. VMS Realty Partners has a 50% interest and affiliates of the Seller (as defined below) have a 50% interest in the VMS/Stout Venture. The VMS/Stout Venture, the J.D. Stout Company ("Stout") and certain affiliates of Stout entered into a contract of sale dated August 18, 1984, which was amended on October 4, 1984. The contract provided for the sale by Stout and other owners (collectively the "Seller") of the 51 residential apartment complexes to the VMS/Stout Venture. The VMS/Stout Venture assigned its interest as purchaser to the Venture. During 1987, Stout assigned its interest in the VMS/Stout Joint Venture to ContiTrade Service Corporation ("ContiTrade"). On November 17, 1993, VMS Realty Partners assigned its interest in the VMS/Stout Joint Venture to the Partners Liquidating Trust. The VMS/Stout Joint Venture was granted an allowed claim in the amount of $49,535,000 for the Assignment and Long-Term Loan Arrangement Notes payable to them by the Venture. Payments totaling $3,475,000 in conjunction with this allowed claim were made to the nonaffiliated members of the VMS/Stout Joint Venture on October 7, 1993. The Venture also executed a $4,000,000 promissory note dated September 1, 1993, to ContiTrade Service Corporation (the "ContiTrade Note") in connection with these allowed note claims. The ContiTrade Note represents a prioritization of payments to ContiTrade of the first $4,000,000 in repayments made under the existing Assignment and Long-Term Arrangement Notes payable to the VMS/Stout Joint Venture, and does not represent an additional $4,000,000 claim payable to ContiTrade. In addition to prioritizing ContiTrade's receipt of the first $4,000,000 of repayments on the old notes, the ContiTrade Note provides for 5% non-compounding interest on the outstanding principal balance calculated daily on the basis of a 360 day year. The ContiTrade Note was secured by a Deed of Trust, Assignment of Rents and Security Agreement on each of the Venture's retained properties, and provided ContiTrade with other approval rights as to the ongoing operations of the Venture's retained properties. The ContiTrade Note, which was scheduled to mature January 15, 2001, was paid off on December 29, 1997.

(f) The Venture entered into a Revised Restructured Amended and Restated Asset Management Agreement (the "Revised Asset Management Agreement") with Insignia Financial Group ("Insignia"). Effective October 1, 1993, Insignia took over the asset management of the Venture's retained properties and partnership functions for the Venture. The rights provided to Insignia were transferred to AIMCO upon the merger of these entities in October 1998. The Revised Asset Management Agreement provided for an annual compensation of $500,000 to be paid to AIMCO in equal monthly installments. In addition, AIMCO received reimbursement for all accountable expense incurred in connection with its services up to $200,000 per calendar year. These amounts are to be paid from the available operating cash flow of the Venture's retained complexes after the payment of operating expenses and priority reserve funding for insurance, real estate and personal property taxes and senior and junior mortgage payments. If insufficient operating cash flow exists after the funding of these items, the balance of asset management fees and reimbursements may be paid from available partnership cash sources. Additionally, the asset management fee payable will be reduced proportionately for each of the Venture's retained complexes which are sold or otherwise disposed of from time to time. Accordingly, the fee was reduced upon the disposition of Bellevue and Carlisle Square in 1996. Effective January 1, 1998, in relation to the refinancing of the Senior Debt on December 29, 1997 (see "Note D"), the Venture and Managing General Partner agreed to amend the Asset Management Agreement to reduce the annual asset management fee payable to $300,000 per year and to reduce the annual reimbursement for accountable expenses to $100,000.

Note C - Transactions with Affiliated Parties

The Venture has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Subpartnership activities. The Revised Asset Management Agreement, which was executed in conjunction with the Venture's Plan, provided for (i) certain payments to affiliates for real estate advisory services and asset management of the Venture's retained properties for an annual compensation of $300,000 and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Venture up to $100,000 per annum.

Asset management fees of approximately $75,000 were paid to affiliates of the Managing General Partner for both of the three months ended March 31, 2001 and 2000. These fees are included in general and administrative expenses.

Affiliates of the Managing General Partner are entitled to receive a percentage of the gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $326,000 and $300,000 for the three months ended March 31, 2001 and 2000, respectively. These fees are included in operating expenses.

In addition, affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $25,000 for each of the three month periods ended March 31, 2001 and 2000. These expenses are included in general and administrative expenses.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $31,000 and $36,000 for three months ended March 31, 2001 and 2000, respectively. These expenses are included in operating expense.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At March 31, 2001 and December 31, 2000, the outstanding balance of $79,000 is included in other liabilities.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the Plan. There were no property dispositions for which proceeds were received during the three months ended March 31, 2001 and 2000.

AIMCO Properties LP, which owns the Managing General Partner and which is a controlled affiliate of AIMCO, purchased (i) the junior loans on November 19, 1999, and (ii) a significant interest in the residual value of the properties on November 16, 1999. These transactions occurred between AIMCO LP and an unrelated third party and thus had no effect on the combined financial statements of the Venture. Residual Value is defined as the amount remaining from a sale of the Partnerships' investment properties or refinancing of the mortgages encumbering such investment properties after repayment of: (i) senior loans, plus accrued interest; (ii) junior loans, plus accrued interest; (iii) The Assignment Note (as defined), plus accrued interest; and (iv) $13,000,000 advance to the Partnerships. Fifty percent of the Residual Value is to be paid to AIMCO LP with the remainder being used to first repay other liabilities of the Partnerships and second, returned to the investors. Based upon information currently available to the Managing General Partner, it is anticipated that there will be no residual proceeds upon a sale or refinancing of the investment properties; therefore, no liability has been recognized in the combined balance sheets. However, future circumstances may require such a liability to be recognized.

As a result of tender offers, AIMCO and its affiliates currently own 39.75 units of limited partnership interest in Portfolio I representing 6.17% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 8.17%. AIMCO and its affiliates currently own 31.5 units of limited partnership interest in Portfolio II representing 11.80% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 13.80%. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 9.82% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnerships for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note D - Mortgage Notes Refinanced

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

Note E - Notes Payable

Assignment Note

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

The remaining $38,810,000 of the Assignment Note is non-interest bearing and is payable only after payment of debt of higher priority, including the senior and junior mortgage notes payable. Pursuant to SOP 90-7, the Assignment Note, the Long-Term Loan Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. At March 31, 2001, the carrying amount of the Assignment Note is $38,810,000. Interest expense was recognized through the amortization of the discount over the estimated term of the note which became fully amortized as of January 2000.

Long-Term Loan Arrangement Fee Note

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

Pursuant to the Plan, the entire $3,250,000 balance, which included $250,000 in unpaid accrued interest that was added to the principal, was granted as an allowed claim. None of this balance bears interest, and the balance is payable only after debt of a higher priority, including senior and junior mortgage loans.

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

Average occupancy rates for the three months ended March 31, 2001 and 2000, for all of the Venture's properties are as follows:

                                                   Average Occupancy
      Property                                      2001       2000

      North Park Apartments
         Evansville, IN                             88%        91%
      Chapelle Le Grande
         Merrillville, IN                           94%        96%
      Terrace Gardens
         Omaha, NE                                  93%        95%
      Forest Ridge Apartments
         Flagstaff, AZ                              98%        97%
      Scotchollow
         San Mateo, CA                              98%        98%
      Pathfinder
         Fremont, CA                                98%        99%
      Buena Vista Apartments
         Pasadena, CA                               92%        97%
      Mountain View Apartments
         San Dimas, CA                              97%        97%
      Crosswood Park
         Citrus Heights, CA                         97%        95%
      Casa de Monterey
         Norwalk, CA                                95%        98%
      The Bluffs
         Milwaukie, OR                              94%        94%
      Watergate Apartments
         Little Rock, AR                            96%        89%
      Shadowood Apartments
         Monroe, LA                                 96%        90%
      Vista Village Apartments
         El Paso, TX                                88%        91%
      The Towers of Westchester Park
         College Park, MD                           98%        96%

The Managing General Partner attributes the occupancy fluctuations at the properties to the following: a decrease at North Park Apartments due to many tenants purchasing homes and competition from new complexes; a decrease at Buena Vista Apartments due to market competition and tenants purchasing homes; a decrease at Casa De Monterrey to move outs for first time home buyers; an increase at Watergate Apartments due to hiring of a knowledgeable and experienced staff; an increase at Shadowood Apartments due to the completion of an external rehabilitation project; and a decrease at Vista Village Apartments due to higher evictions for non-paying tenants.

Results of Operations

The Venture recorded net income for the three months ended March 31, 2001 of approximately $310,000 as compared to a net loss of approximately $497,000 for the corresponding period in 2000. The increase in net income is primarily attributable to an increase in total revenues and a decrease in total expenses. The increase in total revenues is primarily due to an increase in rental income and other income. Rental income increased mainly due to an increase in the average rental rates at all properties and occupancy increases at five of the properties. This was offset by occupancy decreases at seven of the properties. Other income increased due to an increase in interest income, furnished unit apartment income, cleaning and damage fees, and laundry revenue.

Total expenses decreased primarily due to a reduction in interest expense which more than offset the increases in operating and depreciation expense. Interest expense decreased due to a reduction in the amortization of the imputed interest on the Venture's Assignment Note. This discount became fully amortized during January 2000 which was the estimated maturity date of the Assignment Note. Operating expense increased due to increased salaries and related employee benefits. In addition, there was an increase in utilities, especially natural gas, due to price increases. Depreciation expense increased due to property additions during the past twelve months.

Included in general and administrative expenses for the three months ended March 31, 2001 and 2000 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Venture. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2001, the Venture had cash and cash equivalents of approximately $2,603,000 as compared to approximately $1,218,000 at March 31, 2000. Cash and cash equivalents increased approximately $450,000 for the three months ended March 31, 2001, from December 31, 2000. The increase in cash and cash equivalents is a result of approximately $2,073,000 of cash provided by operating activities which was partially offset by approximately $1,047,000 and $576,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of principal payments on the mortgages encumbering the investment properties. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrow accounts.

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

The Venture is restricted to annual capital improvements of $300 per unit for all of the properties, which is the limit set by the Junior Debt for funding of capital improvements. The Venture, the holder of the Junior Debt encumbering the properties and the servicer of the Senior Debt encumbering the properties have agreed to a procedure to assess whether or not capital expenditures, in addition to those permitted under the $300 per unit limit, are needed at the properties and the methodology for funding any such capital expenditures. The parties agreed upon the required capital expenditures and that these costs would be funded out of the cash flows from the properties that otherwise would be utilized to pay debt service on the Junior Debt. As a result, the balloon payment due on the Junior Debt may be higher at their maturity in January 2008 as accrued but unpaid interest is rolled into the principal balance.

North Park Apartments: The methodology discussed above for funding the required capital expenditures has been applied to North Park Apartments. The parties agreed that this property required capital expenditures which are to be completed by June 30, 2001 and which were estimated to cost approximately $150,000, of which approximately $121,000 ($31,000 in the first quarter) has been completed as of March 31, 2001. These costs were to be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. As of March 31, 2001, this amount has been fully funded. In addition, approximately $211,000 is budgeted for capital improvements for the year ending December 31, 2001. The Venture completed approximately $62,000 in capital expenditures, including the aforementioned capital expenditures, at North Park Apartments during the three months ended March 31, 2001, consisting primarily of plumbing fixtures, floor coverings, roof replacements and major landscaping. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Chapelle Le Grande: The methodology discussed above for funding the required capital expenditures has been applied to Chapelle Le Grande. The parties agreed that this property required capital expenditures which are to be completed by June 30, 2001 and which were estimated to cost approximately $90,000, of which approximately $49,000 (approximately $10,000 in the first quarter) has been completed as of March 31, 2001. These costs were to be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. As of March 31, 2001, this amount has been fully funded. In addition, approximately $29,000 is budgeted for capital improvements for the year ending December 31, 2001. The Venture completed approximately $40,000 in capital expenditures, including the aforementioned capital expenditures, at Chapelle Le Grande during the three months ended March 31, 2001, consisting primarily of roof replacements, structural improvements, electrical upgrades and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Terrace Gardens: The methodology discussed above for funding the required capital expenditures has been applied to Terrace Gardens. The parties agreed that this property required capital expenditures which are to be completed by June 30, 2001 and which were estimated to cost approximately $433,000, none of which were completed as of March 31, 2001. These costs were to be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. As of March 31, 2001, this amount has been fully funded. In addition, approximately $418,000 is budgeted for capital improvements for the year ending December 31, 2001. The Venture completed approximately $29,000 in capital expenditures at Terrace Gardens during the three months ended March 31, 2001, consisting primarily of floor coverings, plumbing upgrades and structural improvements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Forest Ridge Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Forest Ridge Apartments. The parties agreed that this property required capital expenditures which are to be completed by June 30, 2001 and which were estimated to cost approximately $296,000, of which approximately $265,000 (none during the first quarter) has been completed as of March 31, 2001. These costs were to be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. As of March 31, 2001, this amount has been fully funded. In addition, approximately $97,000 is budgeted for capital improvements for the year ending December 31, 2001. The Venture completed approximately $20,000 in capital expenditures at Forest Ridge Apartments during the three months ended March 31, 2001, consisting primarily of floor coverings, major landscaping, office equipment and appliances. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Scotchollow: The methodology discussed above for funding the required capital expenditures has been applied to Scotchollow. The parties agreed that this property required capital expenditures which are to be completed by June 30, 2001 and which were estimated to cost approximately $759,000, of which approximately $465,000 (none in the first quarter) has been completed as of March 31, 2001. These costs were to be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. As of March 31, 2001, this amount has been fully funded. In addition, approximately $619,000 is budgeted for capital improvements for the year ending December 31, 2001. The Venture completed approximately $168,000 in capital expenditures at Scotchollow during the three months ended March 31, 2001, consisting primarily of parking lot improvements and floor coverings. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Pathfinders Village: The methodology discussed above for funding the required capital expenditures has been applied to Pathfinders Village. The parties agreed that this property required capital expenditures which are to be completed by June 30, 2001 and which were estimated to cost approximately $1,369,000, of which approximately $1,095,000 ($250,000 in the first quarter) has been completed as of March 31, 2001. These costs were to be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. As of March 31, 2001, this amount has been fully funded. In addition, approximately $568,000 is budgeted for capital improvements for the year ending December 31, 2001. The Venture completed approximately $327,000 in capital expenditures, including the aforementioned capital expenditures, at Pathfinders Village during the three months ended March 31, 2001, consisting primarily of structural improvements, floor coverings, plumbing fixtures and appliances. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Buena Vista Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Buena Vista Apartments. The parties agreed that this property required capital expenditures which are to be completed by June 30, 2001 and which were estimated to cost approximately $175,000, approximately $44,000 (all in the first quarter) of which were completed as of March 31, 2001. These costs were to be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. As of March 31, 2001, this amount has been fully funded. In addition, approximately $107,000 is budgeted for capital improvements for the year ending December 31, 2001. The Venture completed approximately $44,000 in capital expenditures at Buena Vista Apartments during the three months ended March 31, 2001, consisting primarily of structural improvements, appliances, recreational facilities and floor coverings. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Mountain View Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Mountain View Apartments. The parties agreed that this property required capital expenditures which are to be completed by June 30, 2001 and which were estimated to cost approximately $234,000, of which approximately $81,000 ($13,000 in the first quarter) has been completed as of March 31, 2001. These costs were to be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. As of March 31, 2001, this amount has been fully funded. In addition, approximately $55,000 is budgeted for capital improvements for the year ending December 31, 2001. The Venture completed approximately $19,000 in capital expenditures, including the aforementioned capital expenditures, at Mountain View Apartments during the three months ended March 31, 2001, consisting primarily of floor coverings and structural improvements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Crosswood Park: The methodology discussed above for funding the required capital expenditures has been applied to Crosswood Park. The parties agreed that this property required capital expenditures which are to be completed by June 30, 2001 and which were estimated to cost approximately $301,000, of which approximately $222,000 (none in the first quarter) has been completed as of March 31, 2001. These costs were to be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. As of March 31, 2001, this amount has been fully funded. In addition, approximately $300,000 is budgeted for capital improvements for the year ending December 31, 2001. The Venture completed approximately $266,000 in capital expenditures at Crosswood Park during the three months ended March 31, 2001, consisting primarily of structural improvements, floor coverings and appliances. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Casa de Monterey: The methodology discussed above for funding the required capital expenditures has been applied to Casa de Monterey. The parties agreed that this property required capital expenditures which are to be completed by June 30, 2001 and which were estimated to cost approximately $378,000, of which approximately $281,000 ($118,000 in the first quarter) has been completed as of March 31, 2001. These costs were to be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. As of March 31, 2001, this amount has been fully funded. In addition, approximately 83,000 is budgeted for capital improvements for the year ending
December 31, 2001. The Venture completed approximately $119,000 in capital expenditures, including the aforementioned capital expenditures, at Casa de Monterey during the three months ended March 31, 2001, consisting primarily of building improvements, floor coverings, cabinets, appliances and structural improvements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Bluffs: The methodology discussed above for funding the required capital expenditures has been applied to The Bluffs. The parties agreed that this property required capital expenditures which are to be completed by June 30, 2001 and which were estimated to cost approximately $52,000, none of which were completed as of March 31, 2001. These costs were to be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. As of March 31, 2001 this amount has been fully funded. In addition, approximately $83,000 is budgeted for capital improvements for the year ending December 31, 2001. The Venture completed approximately $19,000 in capital expenditures at The Bluffs during the three months ended March 31, 2001, consisting primarily of parking area improvements, floor coverings and structural enhancements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Watergate Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Watergate Apartments. The parties agreed that this property required capital expenditures which are to be completed by June 30, 2001 and which were estimated to cost approximately $186,000, none of which were completed as of March 31, 2001. These costs were to be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. As of March 31, 2001, this amount has been fully funded. In addition, approximately $132,000 is budgeted for capital improvements for the year ending December 31, 2001. The Venture completed approximately $20,000 in capital expenditures at Watergate Apartments during the three months ended March 31, 2001, consisting primarily of structural improvements, plumbing fixtures and floor coverings. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Shadowood Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Shadowood Apartments. The parties agreed that this property required capital expenditures which are to be completed by June 30, 2001 and which were estimated to cost approximately $151,000, of which approximately $148,000 (none in the first quarter) has been completed as of March 31, 2001. These costs were to be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. As of March 31, 2001, this amount has been fully funded. In addition, approximately $115,000 is budgeted for capital improvements for the year ending December 31, 2001. The Venture completed approximately $130,000 in capital expenditures at Shadowood Apartments during the three months ended March 31, 2001, consisting primarily of parking lot improvements, structural upgrades and plumbing improvements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Vista Village Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Vista Village Apartments. The parties agreed that this property required capital expenditures which are to be completed by June 30, 2001 and which were estimated to cost approximately $264,000, of which approximately $126,000 ($35,000 in the first quarter) has been completed as of March 31, 2001. These costs were to be funded out of cash flows from the properties that otherwise would be utilized to pay debt service on the junior debt. As of March 31, 2001, this amount has been fully funded. In addition, approximately $287,000 is budgeted for capital improvements for the year ending December 31, 2001. The Venture completed approximately $49,000 in capital expenditures, including the aforementioned capital expenditures, at Vista Village Apartments during the three months ended March 31, 2001, consisting primarily of major landscaping, parking lot upgrades, floor coverings and appliances. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Towers of Westchester Park: The methodology discussed above for funding the required capital expenditures has been applied to Towers of Westchester Park. The parties agreed that this property required capital expenditures during 2000 which were estimated to cost approximately $920,000, all of which were completed as of December 31, 2000. These costs were funded out of cash flows from the properties that otherwise would have been utilized to pay debt service on the junior debt. In addition, approximately $83,000 is budgeted for capital improvements for the year ending December 31, 2001. The Venture completed approximately $76,000 in capital expenditures at Towers of Westchester Park during the three months ended March 31, 2001, consisting primarily of heating and air conditioning upgrades, recreational facility improvements, floor coverings and plumbing fixtures. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Venture has budgeted a minimum of $846,187 ($275 per unit or $814,275 plus $31,912 special approval) for all of the properties which is less than the limit set by the second mortgage notes for funding of capital improvements. As the Venture identifies properties which require additional improvements discussions are held with the holders of both the first and second mortgage notes for approval to perform agreed upon capital improvements.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Senior Debt encumbering all of the properties totals approximately $106,079,000 and is being amortized over 25 years, with a balloon payment of $91,352,000 due January 2008. The Junior Debt, which also matures January 2008, totals approximately
$31,183,000 and requires monthly payments based upon monthly excess cash flow for each property. The Assignment Note and Long-Term Arrangement Fee Notes totaling approximately $42,060,000 are non-interest bearing and are subordinate to the Senior and Junior Debt.

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

Although the effect of such additional capital expenditures, and the funding therefore, cannot be determined with precision at this time, the Venture anticipates that the additional capital expenditures at the properties identified pursuant to the procedures described above, and the funding therefore, will significantly increase the period of time that it takes to amortize the junior debt, may cause the junior loans to negatively amortize for some period of time, and may result in balloon payments due on the junior debt at the end of the term. If the properties cannot be refinanced or sold at or before the end of such term for a sufficient amount, the Venture will risk losing such properties through foreclosure. There can be no assurance of the effect that such additional capital expenditures, and the funding therefor, will have on the operations of the properties, or whether the properties will be maintained in the future in an acceptable or marketable state of repair.

There were no cash distributions to the partners of either of the Partnerships for the three months ended March 31, 2001 and 2000. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions. Future cash distributions are subject to the order of distributions as stipulated by Venture's Plan of Reorganization. The source of future distributions will depend upon the levels of net cash generated from operations, the availability of cash reserves, and timing of debt maturities, refinancings and/or property sales. The Partnerships' distribution policies are reviewed on a quarterly basis. There can be no assurance that the Partnerships will generate sufficient funds from operations, after required capital expenditures and the order of distributions as stipulated by the Venture's Plan of Reorganization, to permit any distributions to partners during the remainder of 2001 or subsequent periods.

As a result of tender offers, AIMCO and its affiliates currently own 39.75 units of limited partnership interest in Portfolio I representing 6.17% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 8.17%. AIMCO and its affiliates currently own 31.5 units of limited partnership interest in Portfolio II representing 11.80% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 13.80%. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 9.82% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnerships for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Venture is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at March 31, 2001, a 100 basis point increase or decrease in market interest rate would not have a material impact on the Venture's Senior or Junior Debt. The Managing General Partner considers estimation of the fair value for the Assignment and Long-Term Arrangement Fee Notes Payable to be impracticable as there is currently no market in which the Venture could obtain similar financing.

The following table summarizes the Venture's Senior and Junior Debt obligations at March 31, 2001. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of March 31, 2001.


                                                        Long-term Debt
                                                Principal       Weighted-average
                                             (in thousands)      Interest Rate

                  2001                            $ 966              8.50%
                  2002                             1,565             8.50%
                  2003                             1,705             8.50%
                  2004                             1,832             8.50%
                  2005                             2,022             8.50%
               Thereafter                        129,172             9.07%
                                                $137,262

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 11, Calculation of Net Income (Loss) Per Investor.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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


                                    Date:

Exhibit 11




                      VMS NATIONAL PROPERTIES JOINT VENTURE

                   CALCULATION OF NET INCOME (LOSS) PER INVESTOR
                          (in thousands, except unit data)



                                                          For the Three Months
                                                             Ended March 31,
                                                            2001          2000

VMS National Properties net income (loss)                  $ 310         $ (496)
  Portfolio I net (loss) income                                --            (1)
  Portfolio II net loss                                        --            --
        Combined net income (loss)                         $ 310         $ (497)

Portfolio I allocation:  70.69%                            $ 219         $ (350)
                                                               --            (1)
                                                           $ 219         $ (351)

Net income (loss) to general partner (2%)                   $ 4           $ (7)

Net income (loss) to limited partners (98%)                $ 215         $ (344)

Number of Limited Partner units                               644           644

Net income (loss) per limited partnership
  interest                                                 $ 334         $ (535)

Portfolio II allocation:  29.31%                            $ 91         $ (146)
                                                               --            --
                                                            $ 91         $ (146)

Net income (loss) to general partner (2%)                   $ 2           $ (3)

Net income (loss) to limited partners (98%)                 $ 89         $ (143)

Number of Limited Partner units                               267           267

Net income (loss) per limited partnership
  interest                                                 $ 333         $ (356)