Form 10-Q
period 2001-09-30
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2001-11-14
CIK 789089

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001

                                       or

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

ITEM 1.     FINANCIAL STATEMENTS

a)

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                             COMBINED BALANCE SHEETS
                                (in thousands)


                                                           September 30,   December 31,
                                                                2001           2000
                                                            (Unaudited)       (Note)
Assets:
  Cash and cash equivalents                                   $ 1,774         $ 2,153
  Receivables and deposits                                       1,915           1,743
  Restricted escrows                                             2,157           4,279
  Other assets                                                     467             329
  Investment properties:
   Land                                                         13,404          13,404
   Buildings and related personal property                     144,310         139,698
                                                               157,714         153,102
   Less accumulated depreciation                               (97,362)        (92,727)
                                                                60,352          60,375
                                                              $ 66,665       $ 68,879
Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                            $ 1,208         $ 1,245
  Tenant security deposit liabilities                            1,089           1,111
  Accrued property taxes                                           877             521
  Other liabilities                                              1,084             958
  Accrued interest                                               1,028           1,071
  Mortgage notes payable, including $28,747 and $31,276
   due to an affiliate at September 30, 2001 and
   December 31, 2000, respectively                             134,145         137,732
  Mortgage participation liability                               3,026              --
  Notes payable                                                 42,060          42,060
  Deferred gain on extinguishment of debt                       42,225          42,225

Partners' Deficit                                             (160,077)       (158,044)
                                                              $ 66,665       $ 68,879


Note: The combined balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

           See Accompanying Notes to Combined Financial Statements


b)

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)



                                           Three Months Ended        Nine Months Ended
                                              September 30,            September 30,
                                            2001        2000         2001         2000
Revenues:
  Rental income                           $ 7,809      $ 7,465      $23,571      $21,934
  Other income                                481          424        1,379        1,092
  Casualty gains                               39           --           63           --
      Total revenues                        8,329        7,889       25,013       23,026

Expenses:
  Operating                                 2,499        2,287        7,213        6,338
  Property management fee                     335          253        1,000          918
  General and administrative                  158          186          471          485
  Depreciation                              1,584        1,422        4,685        4,446
  Interest                                  4,240        3,161       12,341        9,867
  Property taxes                              472          425        1,336        1,302
       Total expenses                       9,288        7,734       27,046       23,356

Net (loss) income                          $ (959)      $ 155       $(2,033)     $ (330)

Net (loss) income allocated to
  general partners (2%)                    $ (19)        $ 3         $ (41)       $ (7)
Net (loss) income allocated to
  limited partners (98%)                     (940)         152       (1,992)        (323)

                                           $ (959)      $ 155       $(2,033)     $ (330)
Net (loss) income per limited partnership interest:
   Portfolio I (644 interests
     issued and outstanding)              $(1,031)      $ 168       $(2,186)     $ (354)
   Portfolio II (267 interests
     issued and outstanding)              $(1,030)      $ 165       $(2,187)     $ (356)

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


                                       VMS National Residential Portfolio I
                                         Limited Partners
                         General    Accumulated   Subscription
                         Partners     Deficit        Notes          Total        Total

Partners' deficit at
  December 31, 2000      $(3,536)    $(107,184)      $ (502)      $(107,686)   $(111,222)

Net loss for the
  nine months ended
  September 30, 2001         (29)       (1,408)          --          (1,408)      (1,437)

Partners' deficit at
  September 30, 2001     $(3,565)    $(108,592)      $ (502)      $(109,094)   $(112,659)


                                       VMS National Residential Portfolio II
                                        Limited Partners
                         General    Accumulated  Subscription
                         Partners     Deficit        Notes         Total         Total

Partners' deficit at
  December 31, 2000      $(1,480)    $ (45,014)     $ (328)      $ (45,342)    $ (46,822)

Net loss for the
  nine months ended
  September 30, 2001         (12)         (584)          --           (584)         (596)

Partners' deficit at
  September 30, 2001     $(1,492)    $ (45,598)     $ (328)      $ (45,926)    $ (47,418)

Combined total           $(5,057)    $(154,190)     $ (830)      $(155,020)    $(160,077)


           See Accompanying Notes to Combined Financial Statements


d)

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net loss                                                      $(2,033)     $ (330)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                 4,685        4,446
     Amortization of discounts                                    3,026          403
     Casualty gain                                                  (63)          --
     Change in accounts:
      Receivables and deposits                                     (172)        (284)
      Other assets                                                 (137)        (140)
      Accounts payable                                              462          (83)
      Tenant security deposit liabilities                           (22)           4
      Accrued property taxes                                        356          330
      Accrued interest                                              772        2,100
      Other liabilities                                             126       (1,258)
        Net cash provided by operating activities                 7,000        5,188

Cash flows from investing activities:
  Property improvements and replacements                         (5,187)      (2,061)
  Net withdrawals from (deposits to) restricted escrows           2,122       (1,268)
  Insurance proceeds received                                        88           --
        Net cash used in investing activities                    (2,977)      (3,329)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (4,402)      (2,305)
  Payments received on subscription notes                            --            5
        Net cash used in financing activities                    (4,402)      (2,300)

Net decrease in cash and cash equivalents                          (379)        (441)
Cash and cash equivalents at beginning of period                  2,153        2,004
Cash and cash equivalents at end of period                      $ 1,774      $ 1,563

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 8,533      $ 7,363

Supplemental disclosure of non-cash activity:
  Accrued interest added to mortgage notes payable               $ 815       $ 1,766
  Property improvements and replacements included in
   accounts payable                                               $ --        $ 389

Included in property  improvements  and  replacements  for the nine months ended
September 30, 2001 are approximately $499,000 of improvements which were included in accounts payable at December 31, 2000.

           See Accompanying Notes to Combined Financial Statements


e)

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited combined financial statements of VMS National Properties Joint Venture (the "Venture" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results which may be expected for the year ending December 31, 2001. For further information, refer to the combined financial statements and footnotes thereto included in the Venture's Annual Report on Form 10-K for the year ended December 31, 2000. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive a percentage of the gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $1,000,000 and $918,000 for the nine months ended September 30, 2001 and 2000, respectively.

Asset management fees of approximately $225,000 were paid to affiliates of the Managing General Partner for both of the nine months ended September 30, 2001 and 2000. These fees are included in general and administrative expenses.

In addition, affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $84,000 and $75,000 for the nine month periods ended September 30, 2001 and 2000, respectively. These expenses are included in general and administrative expenses.

An affiliate of the Managing General Partner received reimbursement for construction oversight costs of approximately $342,000 and $53,000 for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $93,000 and $100,000 for the nine months ended September 30, 2001 and 2000, respectively. These expenses are included in operating expense.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At September 30, 2001 and December 31, 2000, the outstanding balance of approximately $79,000 is included in other liabilities.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the Plan. There were no property dispositions for which proceeds were received during the nine months ended September 30, 2001 or 2000.

As a result of tender offers, AIMCO and its affiliates currently own 39.75 units of limited partnership interest in Portfolio I representing 6.17% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 8.17%. AIMCO and its affiliates currently own 31.5 units of limited partnership interest in Portfolio II representing 11.80% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 13.80%. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 9.82% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnerships for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note D - Mortgage Notes Refinanced

On December 29, 1997, the Venture refinanced the mortgages encumbering all of its remaining 15 properties. The refinancing resulted in each property being encumbered by new senior and Junior Debt. The Senior Debt has an interest rate of 8.5% per annum and requires monthly payments of principal and interest. The Junior Debt has an interest rate of 10.84% per annum and require monthly payments based on excess monthly cash flow for each property. Per the Junior Debt agreements, excess monthly cash flow is defined as revenue generated from operation of a property less (1) operating expenses of the property, (2) the debt service payment for the Senior Debt, (3) the tax and insurance reserve deposit and (4) replacement reserve deposit. Pursuant to agreements signed for each of the Venture's investment properties with the holder of the Senior Debt, the properties' excess monthly cash flows are first to be used to fund repair reserves. Once those reserves are fully funded, the excess monthly cash flow will be used as payment towards the Junior Debt. As of September 30, 2001, these reserves were fully funded and the excess monthly cash flow is now used as payment toward the Junior Debt. All of the loans mature on January 1, 2008, and the Senior Debt include prepayment penalties if paid prior to January 1, 2007. The Senior Debt retained similar terms regarding note face amounts and agreed valuation amounts. These new loans were recorded at the agreed valuation amount of $110,000,000, which was less than the $152,225,000 face amount of the Senior Debt. If the Venture defaults on the new mortgage notes payable or is unable to pay the outstanding agreed valuation amounts upon maturity, then the note face amounts become due. The Junior Debt was recorded at its face amount at the time of the refinancing and is being accounted for under the terms of its note agreements. Accordingly, the Venture deferred recognition of a gain of $42,225,000, which is the difference between the refinanced note face amounts and the agreed valuation amounts. All the loans are cross-collateralized, but they are not cross-defaulted. Therefore, a default by one property under the terms of its loan agreement does not in and of itself create a default under all of the Senior and Junior Debt agreements. However, if the proceeds upon the sale or refinancing of any property are insufficient to fully repay the outstanding senior and Junior Debt related to that property, any deficiency is to be satisfied from the sale or refinancing of the remaining properties. In conjunction with the refinancing, the Venture paid the outstanding principal and accrued interest on the $4,000,000 ContiTrade Note (see "Note E").

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

The remaining $38,810,000 of the Assignment Note is non-interest bearing and is payable only after payment of debt of higher priority, including the senior and junior mortgage notes payable. The Assignment Note, the Long-Term Loan
Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. At September 30, 2001, the carrying amount of the Assignment Note is $38,810,000. Interest expense was recognized through the amortization of the discount over the estimated term of the note which became fully amortized as of January 2000.

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

The Venture has recorded the estimated fair value of the participation feature as a liability and a debt discount of approximately $36,518,000. During the nine months ended September 30, 2001, the Venture amortized approximately $3,026,000 of the debt discount which is included in interest expense. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties. These fair values were determined using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors. The Managing General Partner evaluates the fair value of the participation feature on a semi-annual basis or as circumstances dictate that it should be analyzed.

Note G - Casualty Gain

During the nine months ended September 30, 2001, a net casualty gain of approximately $23,000 was recorded at Watergate Apartments. The casualty gain related to damage caused by an ice storm in December 2000. The gain was the result of the receipt of insurance proceeds of approximately $30,000 offset by approximately $7,000 of undepreciated fixed assets being written off.

During the nine months ended September 30, 2001, a casualty gain of approximately $40,000 was recorded at Terrace Garden Apartments. The casualty gain related to wind damage in April 2001. The gain was the result of the receipt of insurance proceeds of approximately $58,000 offset by approximately $18,000 of undepreciated fixed assets being written off.

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

Average occupancy rates for the nine months ended September 30, 2001 and 2000, for all of the Venture's properties are as follows:

                                                   Average Occupancy
      Property                                      2001       2000

      North Park Apartments
         Evansville, IN                             89%        93%
      Chapelle Le Grande
         Merrillville, IN                           92%        94%
      Terrace Gardens
         Omaha, NE                                  93%        94%
      Forest Ridge Apartments
         Flagstaff, AZ                              98%        96%
      Scotchollow
         San Mateo, CA                              95%        99%
      Pathfinder
         Fremont, CA                                97%        98%
      Buena Vista Apartments
         Pasadena, CA                               93%        97%
      Mountain View Apartments
         San Dimas, CA                              98%        97%
      Crosswood Park
         Citrus Heights, CA                         96%        95%
      Casa de Monterey
         Norwalk, CA                                95%        98%
      The Bluffs
         Milwaukie, OR                              90%        94%
      Watergate Apartments
         Little Rock, AR                            93%        91%
      Shadowood Apartments
         Monroe, LA                                 97%        94%
      Vista Village Apartments
         El Paso, TX                                88%        91%
      The Towers of Westchester Park
         College Park, MD                           98%        97%

The Managing General Partner attributes occupancy decreases at the properties to the following: The Bluffs and Buena Vista Apartments are due to increased competition in the local market; Casa de Monterey, due to major renovations during the past year, these renovations are now largely complete; North Park, due to increased competition in a soft market and increased first time home buyers; Scotchollow, due to a softening market in the San Francisco Bay area, caused primarily due to a weakness in the local industries and recent layoffs; Vista Village, due to competition in its local market. An increase in average occupancy at Shadowood is attributed to the completion of an external rehabilitation project and leasing of corporate apartments.

Results of Operations

The Venture recorded a net loss for the nine months ended September 30, 2001 of approximately $2,033,000 compared to a net loss of approximately $330,000 for the corresponding period in 2000. For the three months ended September 30, 2001, the Venture recorded a net loss of approximately $959,000 compared to net income of approximately $155,000 for the corresponding period in 2000. The decrease in net income for the three and nine month periods was due to an increase in total expenses partially offset by an increase in total revenues. Total expenses increased due to an increase in interest, operating and depreciation expenses and property management fees. The increase in interest expense is due to the amortization of the debt discount related to the mortgage participation liability. The liability was recorded during 2001 as a result of improved operations and cash flows due to extensive rehabilitation projects at the properties which have resulted in a significant increase in the estimated fair value of the properties (see "Note F - Participating Mortgage Note" for further details). The increase in operating expenses is due to an increase in the cost of natural gas and insurance rates at all of the Venture's properties. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months. The property management fees increased due to increased rental income at all of the investment properties.

Included in general and administrative expenses for the three and nine months ended September 30, 2001 and 2000 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Venture. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The increase in total revenues was due to an increase in rental and other income and casualty gains at Terrace Gardens Apartments and Watergate Apartments as discussed below. Rental income increased due to increases in average rental rates at all of the Venture's properties which more than offset a slight decrease in occupancy overall at the Venture's investment properties. Other income increased due to an increase in tenant reimbursements and fees and interest income.

During the nine months ended September 30, 2001, a net casualty gain of approximately $23,000 was recorded at Watergate Apartments. The casualty gain related to damage caused by an ice storm in December 2000. The gain was the result of the receipt of insurance proceeds of approximately $30,000 offset by approximately $7,000 of undepreciated fixed assets being written off.

During the nine months ended September 30, 2001, a casualty gain of approximately $40,000 was recorded at Terrace Garden Apartments. The casualty gain related to wind damage in April 2001. The gain was the result of the receipt of insurance proceeds of approximately $58,000 offset by approximately $18,000 of undepreciated fixed assets being written off.

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

Liquidity and Capital Resources

At  September  30,  2001,   the  Venture  had  cash  and  cash   equivalents  of
approximately $1,774,000 as compared to approximately $1,563,000 at September 30, 2000. Cash and cash equivalents decreased approximately $379,000 since December 31, 2000. The decrease in cash and cash equivalents is a result of approximately $4,402,000 and $2,977,000 of cash used in financing and investing activities, respectively, which was partially offset by approximately $7,000,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Venture's investment properties. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrow accounts maintained by the mortgage lender and insurance proceeds from casualties at Watergate Apartments and Terrace Gardens Apartments.

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

The Venture is restricted to annual capital improvements of $300 per unit for all of the properties, which is the limit set by the Junior Debt for funding of capital improvements. The Venture, the holder of the Junior Debt encumbering the properties and the servicer of the Senior Debt encumbering the properties have agreed to a procedure to assess whether or not capital expenditures, in addition to those permitted under the $300 per unit limit, are needed at the properties and the methodology for funding any such capital expenditures. The parties agreed upon the required capital expenditures and that these costs would be funded out of the cash flows from the properties that otherwise would be utilized to pay debt service on the Junior Debt. As of September 30, 2001, funds to pay for these expenditures have been set aside and the Venture has resumed making monthly payments on the Junior Debt to the extent of monthly excess cash flow.

North Park Apartments: The methodology discussed above for funding the required capital expenditures has been applied to North Park Apartments. The parties agreed that this property required capital expenditures which were estimated to cost approximately $150,000, all of which have been completed as of September 30, 2001 at a cost of approximately $183,000. Approximately $93,000 was completed during 2001. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. Approximately $223,000 is budgeted for capital improvements for the year ending December 31, 2001. The Venture completed approximately $211,000 in capital expenditures, including the aforementioned capital expenditures, at North Park Apartments during the nine months ended September 30, 2001, consisting primarily of structural improvements, recreational facilities enhancements, floor coverings, parking lot and electrical improvements and major landscaping. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Chapelle Le Grande: The methodology discussed above for funding the required capital expenditures has been applied to Chapelle Le Grande. The parties agreed that this property required capital expenditures which were estimated to cost approximately $90,000 all of which have been completed as of September 30, 2001 at a cost which approximated its budgeted amount. Approximately $51,000 was completed during 2001. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. Approximately $43,000 is budgeted for capital improvements for the year ending December 31, 2001. The Venture completed approximately $69,000 in capital expenditures, including the aforementioned capital expenditures, at Chapelle Le Grande during the nine months ended September 30, 2001, consisting primarily of roof replacements, structural improvements, heating and air conditioning upgrades and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Terrace Gardens: The methodology discussed above for funding the required capital expenditures has been applied to Terrace Gardens. The parties agreed that this property required capital expenditures which have a revised completion date of December 31, 2001 and which are estimated to cost approximately $433,000, of which approximately $300,000 (all during 2001) has been completed as of September 30, 2001. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. Approximately $424,000 is budgeted for capital improvements for the year ending December 31, 2001. The Venture completed approximately $521,000 in capital expenditures, including the aforementioned capital expenditures, at Terrace Gardens during the nine months ended September 30, 2001, consisting primarily of structural improvements, plumbing upgrades, floor coverings, pool and a water submetering project. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Forest Ridge Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Forest Ridge Apartments. The parties agreed that this property required capital expenditures which were estimated to cost approximately $296,000 all of which have been completed as of September 30, 2001 at a cost of approximately $291,000. Approximately $26,000 was completed during 2001. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. Approximately $97,000 is budgeted for capital improvements for the year ending December 31, 2001. The Venture completed approximately $116,000 in capital expenditures, including the aforementioned capital expenditures, at Forest Ridge Apartments during the nine months ended September 30, 2001, consisting primarily of floor coverings, major landscaping, water heaters, office equipment and appliances. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Scotchollow: The methodology discussed above for funding the required capital expenditures has been applied to Scotchollow. The parties agreed that this property required capital expenditures which have a revised completion date of December 31, 2001 and which are estimated to cost approximately $895,000, of which approximately $427,000 ($264,000 during 2001) has been completed as of September 30, 2001. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. Approximately $799,000 is budgeted for capital improvements for the year ending December 31, 2001. The Venture completed approximately $520,000 in capital expenditures, including the aforementioned capital expenditures, at Scotchollow during the nine months ended September 30, 2001, consisting primarily of parking lot improvements, floor coverings, plumbing, major structural and other upgrades. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Pathfinders Village: The methodology discussed above for funding the required capital expenditures has been applied to Pathfinders Village. The parties agreed that this property required capital expenditures which have a revised completion date of December 31, 2001 and which are estimated to cost approximately $1,237,000, of which approximately $1,223,000 ($378,000 during 2001) have been completed as of September 30, 2001. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. Approximately $818,000 is budgeted for capital improvements for the year ending December 31, 2001. The Venture completed approximately $1,044,000 in capital expenditures, including the aforementioned capital expenditures, at Pathfinders Village during the nine months ended September 30, 2001, consisting primarily of major structural improvements, floor coverings, major landscaping, roofing and other enhancements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Buena Vista Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Buena Vista Apartments. The parties agreed that this property required capital expenditures which have a revised completion date of December 31, 2001 and which are estimated to cost approximately $174,000, approximately $81,000 (all during 2001) of which were completed as of September 30, 2001. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. Approximately $172,000 is budgeted for capital improvements for the year ending December 31, 2001. The Venture completed approximately $84,000 in capital expenditures, including the aforementioned capital expenditures, at Buena Vista Apartments during the nine months ended September 30, 2001, consisting primarily of major structural improvements, appliances, recreational facilities and floor coverings. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Mountain View Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Mountain View Apartments. The parties agreed that this property required capital expenditures which have a revised completion date of December 31, 2001 and which are estimated to cost approximately $209,000, of which approximately $195,000 ($127,000 during 2001) has been completed as of September 30, 2001. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. Approximately $136,000 is budgeted for capital improvements for the year ending December 31, 2001. The Venture completed approximately $239,000 in capital expenditures, including the aforementioned capital expenditures, at Mountain View Apartments during the nine months ended September 30, 2001, consisting primarily of floor coverings and structural, pool improvements and electrical upgrades. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Crosswood Park: The methodology discussed above for funding the required capital expenditures has been applied to Crosswood Park. The parties agreed that this property required capital expenditures which have a revised completion date of December 31, 2001 and which are estimated to cost approximately $301,000, of which approximately $248,000 ($26,000 during 2001) has been completed as of September 30, 2001. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. Approximately $366,000 is budgeted for capital improvements for the year ending December 31, 2001. The Venture completed approximately $485,000 in budgeted and unbudgeted capital expenditures, including the aforementioned capital expenditures, at Crosswood Park during the nine months ended September 30, 2001, consisting primarily of structural improvements, floor coverings, appliances and other enhancements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Casa de Monterey: The methodology discussed above for funding the required capital expenditures has been applied to Casa de Monterey. The parties agreed that this property required capital expenditures which have a revised completion date of December 31, 2001 and which are estimated to cost approximately $378,000, of which approximately $364,000 ($201,000 during 2001) have been completed as of September 30, 2001. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. Approximately $311,000 is budgeted for capital improvements for the year ending December 31, 2001. The Venture completed approximately $444,000 in capital expenditures, including the aforementioned capital expenditures, at Casa de Monterey during the nine months ended September 30, 2001, consisting primarily of floor coverings, cabinets, appliances and structural improvements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

The Bluffs: The methodology discussed above for funding the required capital expenditures has been applied to The Bluffs. The parties agreed that this property required capital expenditures which have a revised completion date of December 31, 2001 and which are estimated to cost approximately $52,000, of which approximately $16,000 (all during 2001) have been completed as of September 30, 2001. These costs are to be funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. Approximately $94,000 is budgeted for capital improvements for the year ending December 31, 2001. The Venture completed approximately $99,000 in capital expenditures, including the aforementioned capital expenditures at The Bluffs during the nine months ended September 30, 2001, consisting primarily of parking area improvements, floor coverings and structural enhancements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Watergate Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Watergate Apartments. The parties agreed that this property required capital expenditures which have a revised completion date of December 31, 2001 and which are estimated to cost approximately $186,000, of which $73,000 (all during 2001) have been completed as of September 30, 2001. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. Approximately $256,000 is budgeted for capital improvements for the year ending December 31, 2001. The Venture completed approximately $149,000 in capital expenditures, including the aforementioned capital expenditures, at Watergate Apartments during the nine months ended September 30, 2001, consisting primarily of structural improvements, plumbing fixtures, air conditioning upgrades and floor coverings. These improvements were funded from operating cash flow, replacement reserves and insurance proceeds. Additional improvements may be considered and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Shadowood Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Shadowood Apartments. The parties agreed that this property required capital expenditures which have a revised completion date of December 31, 2001 and which are estimated to cost approximately $151,000, of which $148,000 (none during 2001) have been completed as of September 30, 2001. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. Approximately $130,000 is budgeted for capital improvements for the year ending December 31, 2001. The Venture completed approximately $159,000 in budgeted and unbudgeted capital expenditures at Shadowood Apartments during the nine months ended September 30, 2001, consisting primarily of parking lot improvements, structural upgrades, plumbing improvements and floor coverings. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Vista Village Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Vista Village Apartments. The parties agreed that this property required capital expenditures which were estimated to cost approximately $264,000 all of which have been completed as of September 30, 2001 at a cost of approximately $240,000. Approximately $199,000 was completed during 2001. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. Approximately $304,000 is budgeted for capital improvements for the year ending December 31, 2001. The Venture completed approximately $328,000 in capital expenditures, including the aforementioned capital expenditures, at Vista Village Apartments during the nine months ended September 30, 2001, consisting primarily of major landscaping, parking lot improvements, air conditioning upgrades, floor coverings, appliances and other enhancements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Towers of Westchester Park: The methodology discussed above for funding the required capital expenditures has been applied to Towers of Westchester Park. The parties agreed that this property required capital expenditures during 2000 which were estimated to cost approximately $1,001,000, all of which have been completed as of September 30, 2001 at a cost of approximately $1,008,000. Approximately $88,000 was completed during 2001. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. Approximately $107,000 is budgeted for capital improvements for the year ending December 31, 2001. The Venture completed approximately $220,000 in capital expenditures at Towers of Westchester Park during the nine months ended September 30, 2001, consisting primarily of heating and air conditioning upgrades, recreational facility improvements, floor coverings and plumbing fixtures. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Senior Debt encumbering all of the properties totals approximately $105,398,000 and is being amortized over 25 years, with a balloon payment of $91,352,000 due in January 2008. Not including the debt discount relating to the mortgage participation liability, the Junior Debt, which also matures in January 2008, totals approximately $28,747,000 and requires monthly payments based upon monthly excess cash flow for each property. The Assignment Note and Long-Term Arrangement Fee Notes totaling approximately $42,060,000 are non-interest bearing and are subordinate to the Senior and Junior Debt.

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

The Venture has recorded the estimated fair value of the participation feature as a liability and a debt discount of approximately $36,518,000. During the nine months ended September 30, 2001, the Venture amortized $3,026,000 of the debt discount which is included in interest expense. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties. These fair values were determined using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors. The Managing General Partner evaluates the fair value of the participation feature on a semi-annual basis or as circumstances dictate that it should be analyzed.

There were no cash distributions to the partners of either of the Partnerships for the nine months ended September 30, 2001 and 2000. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions. Future cash distributions are subject to the order of distributions as stipulated by the Venture's Plan of Reorganization. The source of future distributions will depend upon the levels of net cash generated from operations, the availability of cash reserves, and timing of debt maturities, refinancings and/or property sales. The Partnerships' distribution policies are reviewed on a monthly basis. There can be no assurance that the Partnerships will generate sufficient funds from operations, after required capital expenditures and the order of distributions as stipulated by the Venture's Plan of Reorganization, to permit any distributions to partners during the remainder of 2001 or subsequent periods.

As a result of tender offers, AIMCO and its affiliates currently own 39.75 units of limited partnership interest in Portfolio I representing 6.17% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 8.17%. AIMCO and its affiliates currently own 31.5 units of limited partnership interest in Portfolio II representing 11.80% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 13.80%. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 9.82% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnerships for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Venture is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at September 30, 2001, a 100 basis point increase or decrease in market interest rate would not have a material impact on the Venture's Senior or Junior Debt. The Managing General Partner considers estimation of the fair value for the Assignment and Long-Term Arrangement Fee Notes Payable to be impracticable as there is currently no market in which the Venture could obtain similar financing.

The following table summarizes the Venture's Senior and Junior Debt obligations at September 30, 2001. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of September 30, 2001.


                                                        Long-term Debt
                                                Principal       Weighted-average
                                             (in thousands)      Interest Rate

                  2001                            $ 377              8.50%
                  2002                             1,565             8.50%
                  2003                             1,705             8.50%
                  2004                             1,832             8.50%
                  2005                             2,022             8.50%
               Thereafter                        126,644             9.04%
                                                $134,145

As principal payments for the Junior Debt are based upon monthly cash flow, all principal is assumed to be repaid at maturity.

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 11, Calculation of Net (Loss) Income Per Investor.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2001.

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


                                    VMS National Residential Portfolio II


                                    By:   MAERIL, Inc.
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President and
                                          Controller


                                    Date:

Exhibit 11




                      VMS NATIONAL PROPERTIES JOINT VENTURE

                CALCULATION OF NET (LOSS) INCOME PER INVESTOR
                       (in thousands, except unit data)


                                                 For the Three Months    For the Nine Months
                                                 Ended September 30,     Ended September 30,
                                                   2001        2000       2001        2000

VMS National Properties net (loss) income         $ (959)     $ 156      $(2,033)    $ (328)
  Portfolio I net loss                                --          --          --         (1)
  Portfolio II net loss                               --          (1)         --         (1)
        Combined net (loss) income                $ (959)     $ 155      $(2,033)    $ (330)

Portfolio I allocation:  70.69%                   $ (678)     $ 110      $(1,437)    $ (232)
Portfolio I net loss                                  --          --          --         (1)
                                                  $ (678)     $ 110      $(1,437)    $ (233)

Net (loss) income to general partner (2%)         $ (14)       $ 2        $ (29)      $ (5)

Net (loss) income to limited partners (98%)       $ (664)     $ 108      $(1,408)    $ (228)

Number of Limited Partner units                      644         644         644        644

Net (loss) income per limited partnership
  interest                                       $(1,031)     $ 168      $(2,186)    $ (354)

Portfolio II allocation:  29.31%                  $ (281)      $ 46      $ (596)     $ (96)
Portfolio II net loss                                 --          (1)         --         (1)
                                                  $ (281)      $ 45      $ (596)     $ (97)

Net (loss) income to general partner (2%)          $ (6)       $ 1        $ (12)      $ (2)

Net (loss) income to limited partners (98%)       $ (275)      $ 44      $ (584)     $ (95)

Number of Limited Partner units                      267         267         267        267

Net (loss) income per limited partnership
  interest                                       $(1,030)     $ 165      $(2,187)    $ (356)