Form 10-K
period 2001-12-31
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2002-03-28
CIK 789089

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

                 For the fiscal year ended December 31, 2001

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

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

Item 1.     Description of Business

VMS National Properties Joint Venture (the "Venture" or the "Registrant"), of which the general partners are VMS National Residential Portfolio I ("Portfolio I") and VMS National Residential Portfolio II ("Portfolio II"), was formed in September 1984. Portfolio I and Portfolio II are collectively referred to as the "Partnerships". The Partnerships are limited partnerships formed in September 1984, under the Uniform Limited Partnership Act of the State of Illinois. Effective December 12, 1997, the managing general partner of each of the Partnerships was transferred from VMS Realty Investment, Ltd. ("VMSRIL") (formerly VMS Realty Partners) to MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), a wholly-owned subsidiary of MAE GP Corporation ("MAE GP") and an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged with Insignia Properties Trust ("IPT"), which was an affiliate of Insignia. Effective October 1, 1998 and February 26, 1999, Insignia and IPT were respectively merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus, the Managing General Partner is now a wholly-owned subsidiary of AIMCO.

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

The Venture originally acquired 51 residential apartment complexes located throughout the United Sates. At December 31, 2001, 34 of the Venture's properties had been foreclosed and two had been sold. The Venture continues to own and operate the remaining 15 residential apartment complexes (see "Item 2. Description of Properties").

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

Item 2.     Description of Properties

The following table sets forth the Venture's remaining investment in properties:


                                                 Date of
    Property (1)                                 Purchase               Use

    North Park Apartments                        11/14/84             Apartment
      Evansville, IN                                                  284 Units
    Chapelle Le Grande                           12/05/84             Apartment
      Merrillville, IN                                                105 Units
    Terrace Gardens                              10/26/84             Apartment
      Omaha, NE                                                       126 Units
    Forest Ridge Apartments                      10/26/84             Apartment
      Flagstaff, AZ                                                   278 Units
    Scotchollow                                  10/26/84             Apartment
      San Mateo, CA                                                   418 Units
    Pathfinder Village                           10/26/84             Apartment
      Freemont, CA                                                    246 Units
    Buena Vista Apartments                       10/26/84             Apartment
      Pasadena, CA                                                    92 Units
    Mountain View Apartments                     10/26/84             Apartment
      San Dimas, CA                                                   168 Units
    Crosswood Park                               12/05/84             Apartment
      Citrus Heights, CA                                              180 Units
    Casa de Monterey                             10/26/84             Apartment
      Norwalk, CA                                                     144 Units
    The Bluffs                                   10/26/84             Apartment
      Milwaukee, OR                                                   137 Units
    Watergate Apartments                         10/26/84             Apartment
      Little Rock, AR                                                 140 Units
    Shadowood Apartments                         11/14/84             Apartment
      Monroe, LA                                                      120 Units
    Vista Village Apartments                     10/26/84             Apartment
      El Paso, TX                                                     220 Units
    Towers of Westchester Park                   10/26/84             Apartment
      College Park, MD                                                303 Units

(1) All properties are fee ownership, each subject to a first and second mortgage.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                              Gross
                            Carrying  Accumulated               Depreciable     Federal
Property                      Value   Depreciation    Method        Life       Tax Basis
                                (in thousands)                               (in thousands)

North Park Apartments       $ 10,835    $  7,366   SL/200% DBL   5-27.5 yrs     $  1,419
Chapelle Le Grande             5,110       3,410   SL/200% DBL   5-27.5 yrs          710
Terrace Gardens                6,846       4,065   SL/150% and   5-27.5 yrs        1,738
                                                     200% DBL
Forest Ridge Apartments        9,447       6,112   SL/150% and   5-27.5 yrs        1,618
                                                     200% DBL
Scotchollow                   30,131      18,512   SL/150% DBL   5-27.5 yrs        6,749
Pathfinder Village            18,225       9,956   SL/200% DBL   5-27.5 yrs        6,342
Buena Vista Apartments         6,324       3,848   SL/200% DBL   5-27.5 yrs        1,328
Mountain View Apartments      11,319       6,443   SL/200% DBL    5-29 yrs         2,263
Crosswood Park                 9,814       6,000   SL/150% DBL    5-29 yrs         2,467
Casa de Monterey               8,918       5,394   SL/200% DBL   5-27.5 yrs        2,050
The Bluffs                     4,659       3,151   SL/200% DBL   5-27.5 yrs          576
Watergate Apartments           7,462       4,971   SL/200% DBL   5-27.5 yrs        1,145
Shadowood Apartments           4,613       3,125        SL       5-27.5 yrs          646
Vista Village Apartments       7,315       4,525        SL       5-27.5 yrs        1,492
Towers of Westchester Park    18,442      12,097        SL       5-27.5 yrs        3,096

                            $159,460    $ 98,975                                $ 33,639

See "Note A" of the Notes to the Combined Financial Statements included in "Item 8" for a description of the Venture's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                                 Principal      Principal                 Principal
                                 Balance At     Balance At                 Balance
                                December 31,   December 31,   Period       Due At
           Property                 2001           2000      Amortized    Maturity
                                      (in thousands)                   (in thousands)
North Park Apartments
   1st mortgage                   $  6,052        $ 6,135     25 yrs       $ 5,376
   2nd mortgage                      1,977          1,860       (A)          (A)
Chapelle Le Grande
   1st mortgage                      3,106          3,148     25 yrs         2,759
   2nd mortgage                      1,047            995       (A)          (A)
Terrace Gardens
   1st mortgage                      4,298          4,357     25 yrs         3,818
   2nd mortgage                      1,258          1,259       (A)          (A)
Forest Ridge Apartments
   1st mortgage                      5,711          5,789     25 yrs         5,073
   2nd mortgage                      1,156          1,706       (A)          (A)
Scotchollow
   1st mortgage                     28,204         28,590     25 yrs        25,054
   2nd mortgage                      7,914          8,415       (A)          (A)
Pathfinder Village
   1st mortgage                     13,032         13,210     25 yrs        11,576
   2nd mortgage                      3,443          4,075       (A)          (A)
Buena Vista Apartments
   1st mortgage                      4,795          4,861     25 yrs         4,260
   2nd mortgage                      1,180          1,360       (A)          (A)
Mountain View Apartments
   1st mortgage                      6,928          7,023     25 yrs         6,154
   2nd mortgage                      1,539          1,894       (A)          (A)
Crosswood Park
   1st mortgage                      5,390          5,463     25 yrs         4,788
   2nd mortgage                      1,018          1,343       (A)          (A)
Casa de Monterey
   1st mortgage                      3,971          4,024     25 yrs         3,479
   2nd mortgage                      1,153          1,232       (A)          (A)
The Bluffs
   1st mortgage                      3,605          3,654     25 yrs         3,202
   2nd mortgage                      1,159          1,097       (A)          (A)
Watergate Apartments
   1st mortgage                      2,805          2,844     25 yrs         2,492
   2nd mortgage                        853            827       (A)          (A)
Shadowood Apartments
   1st mortgage                      2,180          2,209     25 yrs         1,936
   2nd mortgage                        507            608       (A)          (A)
Vista Village Apartments
   1st mortgage                      3,215          3,259     25 yrs         2,856
   2nd mortgage                      1,048            988       (A)          (A)
Towers of Westchester Park
   1st mortgage                     11,730         11,890     25 yrs        10,420
   2nd mortgage                      2,998          3,617       (A)          (A)

      Totals                      $133,272       $137,732                  $93,243

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

Rental Rates and Occupancy

The following table sets forth the average annual rental rates and occupancy for 2001 and 2000 for each property.

                                        Average Annual               Average
                                    Rental Rates Per Unit           Occupancy
 Property                              2001         2000        2001        2000

 North Park Apartments               $ 6,559       $ 6,506       89%         93%
 Chapelle Le Grande                    8,772         8,364       93%         93%
 Terrace Gardens                       9,828         9,635       92%         94%
 Forest Ridge Apartments               7,866         7,531       98%         97%
 Scotchollow                          18,814        16,389       95%         99%
 Pathfinder Village                   18,250        15,633       95%         98%
 Buena Vista Apartments               15,912        14,788       93%         97%
 Mountain View Apartments             13,489        12,331       98%         98%
 Crosswood Park                       10,944        10,065       95%         96%
 Casa de Monterey                     10,037         9,161       96%         98%
 The Bluffs                            7,404         7,233       90%         93%
 Watergate Apartments                  7,603         7,446       92%         92%
 Shadowood Apartments                  6,988         6,743       97%         94%
 Vista Village Apartments              6,619         6,562       90%         90%
 Towers of Westchester Park           12,564        12,169       98%         97%

The Managing General Partner attributes the occupancy fluctuations at the properties to the following: a decrease at North Park Apartments due to increased competition in a soft market; a decrease at Scotchollow, Pathfinder Village and The Bluffs due to softening markets in their respective localities caused primarily by a weakness in the local industries and recent layoffs; a decrease at Buena Vista Apartments due to increased competition in the local market; an increase at Shadowood Apartments due to an aggressive marketing and resident retention program.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for each property were as follows:

                                         2001             2001
                                        Taxes             Rate
                                    (in thousands)

North Park Apartments                    $147             9.36%
Chapelle Le Grande                         62            14.85%
Terrace Gardens                            95             1.85%
Forest Ridge Apartments                    97            10.05%
Scotchollow                               357             1.28%
Pathfinder Village                        215             1.39%
Buena Vista Apartments                     75             1.24%
Mountain View Apartments                  122             1.20%
Crosswood Park                            123             1.05%
Casa de Monterey                           95             1.16%
The Bluffs                                 69             1.39%
Watergate Apartments                       57             6.80%
Shadowood Apartments                       44            11.94%
Vista Village Apartments                  118             2.94%
Towers of Westchester Park                222             1.43%

Capital Improvements

The Venture is restricted to annual capital improvements of $300 per unit for all of the properties, which is the limit set by the Junior Debt for funding of capital improvements. The Venture, the holder ("AIMCO LP") of the Junior Debt encumbering the properties and the servicer of the Senior Debt encumbering the properties have agreed to a procedure to assess whether or not capital expenditures, in addition to those permitted under the $300 per unit maximum, are needed at the properties and the methodology for funding any such capital expenditures. During 1999, the Venture and the holders of the Junior and Senior Debt agreed that additional capital expenditures were required and that these expenditures would be funded out of the cash flows from the properties that otherwise would have been utilized to pay debt service on the Junior Debt. In November 1999, an agreement was signed relating to the required capital expenditures at Towers of Westchester Park. In July 2000, similar agreements were signed relating to North Park Apartments, Scotchollow, Pathfinder Village, Buena Vista Apartments, Mountain View Apartments, Casa de Monterey and The Bluffs. In August 2000, agreements were signed relating to Shadowood Apartments, Crosswood Park, Vista Village Apartments, Watergate Apartments, Chapelle Le Grande, and Forest Ridge Apartments and in September 2000, an agreement was signed relating to Terrace Gardens.

North Park Apartments: The methodology discussed above for funding the required capital expenditures has been applied to North Park Apartments. The parties agreed that this property required capital expenditures which were estimated to cost approximately $150,000, all of which were completed as of December 31, 2001 at a cost of approximately $183,000. Approximately $93,000 of these expenditures were completed during 2001. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. The Venture completed approximately $240,000 in capital expenditures, including the aforementioned capital expenditures, at North Park Apartments during the year ended December 31, 2001, consisting primarily of structural improvements, recreational facilities enhancements, floor covering replacements, parking lot and electrical improvements and major landscaping. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The property expects to budget $300 per unit or approximately $85,000. Additional improvements may be considered and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Chapelle Le Grande: The methodology discussed above for funding the required capital expenditures has been applied to Chapelle Le Grande. The parties agreed that this property required capital expenditures which were estimated to cost approximately $90,000 all of which were completed as of December 31, 2001 at a cost which approximated its budgeted amount. Approximately $51,000 of these expenditures were completed during 2001. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. The Venture completed approximately $74,000 in capital expenditures, including the aforementioned capital expenditures, at Chapelle Le Grande during the year ended December 31, 2001, consisting primarily of structural improvements, roof replacements, heating and air conditioning upgrades and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The property expects to budget $300 per unit or approximately $32,000. Additional improvements may be considered and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Terrace Gardens: The methodology discussed above for funding the required capital expenditures has been applied to Terrace Gardens. The parties agreed that this property required capital expenditures which have a revised completion date of March 31, 2002 and which are estimated to cost approximately $433,000, of which approximately $317,000 (all during 2001) were completed as of December 31, 2001. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. The Venture completed approximately $624,000 in capital expenditures, including the aforementioned capital expenditures, at Terrace Gardens during the year ended December 31, 2001, consisting primarily of structural and building improvements, plumbing upgrades, floor covering replacements, pool upgrades and a water submetering project. These improvements were funded from operating cash flow, insurance proceeds and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The property expects to budget $300 per unit or approximately $38,000. Additional improvements may be considered and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Forest Ridge Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Forest Ridge Apartments. The parties agreed that this property required capital expenditures which were estimated to cost approximately $296,000 all of which were completed as of December 31, 2001 at a cost of approximately $291,000. Approximately $26,000 of these expenditures were completed during 2001. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. The Venture completed approximately $145,000 in capital expenditures, including the aforementioned capital expenditures, at Forest Ridge Apartments during the year ended December 31, 2001, consisting primarily of structural enhancements and floor covering, water heater, and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The property expects to budget $300 per unit or approximately $83,000. Additional improvements may be considered and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Scotchollow: The methodology discussed above for funding the required capital expenditures has been applied to Scotchollow. The parties agreed that this property required capital expenditures which have a revised completion date of March 31, 2002 and which are estimated to cost approximately $941,000, of which approximately $893,000 ($568,000 during 2001) were completed as of December 31, 2001. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. The Venture completed approximately $1,287,000 in capital expenditures, including the aforementioned capital expenditures, at Scotchollow during the year ended December 31, 2001, consisting primarily of major structural upgrades, parking lot improvements, exterior painting, floor covering replacements, plumbing and other upgrades.
These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The property expects to budget $300 per unit or approximately $125,000. Additional improvements may be considered and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Pathfinder Village: The methodology discussed above for funding the required capital expenditures has been applied to Pathfinder Village. The parties agreed that this property required capital expenditures which have a revised completion date of March 31, 2002 and which are estimated to cost approximately $1,237,000, of which approximately $1,223,000 ($378,000 during 2001) were completed as of December 31, 2001. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. The Venture completed approximately $1,323,000 in capital expenditures, including the aforementioned capital expenditures, at Pathfinder Village during the year ended December 31, 2001, consisting primarily of major structural improvements, floor covering replacements, roofing and interior and other enhancements. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The property expects to budget $300 per unit or approximately $74,000. Additional improvements may be considered and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Buena Vista Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Buena Vista Apartments. The parties agreed that this property required capital expenditures which have a revised completion date of March 31, 2002 and which are estimated to cost approximately $174,000, of which approximately $156,000 (all during 2001) were completed as of December 31, 2001. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. The Venture completed approximately $264,000 in capital expenditures, including the aforementioned capital expenditures, at Buena Vista Apartments during the year ended December 31, 2001, consisting primarily of plumbing upgrades, major structural improvements, appliances, and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The property expects to budget $300 per unit or approximately $28,000. Additional improvements may be considered and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Mountain View Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Mountain View Apartments. The parties agreed that this property required capital expenditures, all of which were completed as of December 31, 2001 at a cost which approximated the budgeted amount of $209,000 ($143,000 during 2001). These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. The Venture completed approximately $277,000 in capital expenditures, including the aforementioned capital expenditures, at Mountain View Apartments during the year ended December 31, 2001, consisting primarily of major structural and pool improvements, floor covering replacements, and electrical upgrades. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The property expects to budget $300 per unit or approximately $50,000. Additional improvements may be considered and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Crosswood Park: The methodology discussed above for funding the required capital expenditures has been applied to Crosswood Park. The parties agreed that this property required capital expenditures which have a revised completion date of March 31, 2002 and which are estimated to cost approximately $301,000, of which approximately $248,000 ($26,000 during 2001) were completed as of December 31, 2001. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. The Venture completed approximately $497,000 in capital expenditures, including the aforementioned capital expenditures, at Crosswood Park during the year ended December 31, 2001, consisting primarily of structural improvements, floor covering and appliance replacements and other enhancements. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The property expects to budget $300 per unit or $54,000. Additional improvements may be considered and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Casa de Monterey: The methodology discussed above for funding the required capital expenditures has been applied to Casa de Monterey. The parties agreed that this property required capital expenditures which have a revised completion date of March 31, 2002 and which are estimated to cost approximately $378,000, of which approximately $361,000 ($198,000 during 2001) were completed as of December 31, 2001. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. The Venture completed approximately $542,000 in capital expenditures, including the aforementioned capital expenditures, at Casa de Monterey during the year ended December 31, 2001, consisting primarily of major structural upgrades, floor covering and appliance replacements, major landscaping, cabinets and parking area and ground lighting improvements. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The property expects to budget $300 per unit or approximately $43,000. Additional improvements may be considered and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

The Bluffs: The methodology discussed above for funding the required capital expenditures has been applied to The Bluffs. The parties agreed that this property required capital expenditures which have a revised completion date of March 31, 2002 and which are estimated to cost approximately $52,000, of which approximately $17,000 (all during 2001) were completed as of December 31, 2001. These costs are to be funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. The Venture completed approximately $172,000 in capital expenditures, including the aforementioned capital expenditures at The Bluffs during the year ended December 31, 2001, consisting primarily of floor covering, appliance and plumbing fixture replacements and other enhancements. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The property expects to budget $300 per unit or approximately $41,000. Additional improvements may be considered and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Watergate Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Watergate Apartments. The parties agreed that this property required capital expenditures which have a revised completion date of March 31, 2002 and which are estimated to cost approximately $186,000, of which $86,000 (all during 2001) were completed as of December 31, 2001. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. The Venture completed approximately $207,000 in capital expenditures, including the aforementioned capital expenditures, at Watergate Apartments during the year ended December 31, 2001, consisting primarily of roof replacements, floor coverings, structural improvements, air conditioning upgrades and major landscaping. These improvements were funded from operating cash flow, replacement reserves and insurance proceeds. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The property expects to budget $300 per unit or $42,000. Additional improvements may be considered and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Shadowood Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Shadowood Apartments. The parties agreed that this property required capital expenditures which have a revised completion date of March 31, 2002 and which are estimated to cost approximately $151,000, of which $148,000 (none during 2001) were completed as of December 31, 2001. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. The Venture completed approximately $172,000 in capital expenditures at Shadowood Apartments during the year ended December 31, 2001, consisting primarily of parking lot improvements, structural upgrades, plumbing improvements, floor covering replacements and other enhancements. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The property expects to budget $300 per unit or $36,000. Additional improvements may be considered and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Vista Village Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Vista Village Apartments. The parties agreed that this property required capital expenditures which were estimated to cost approximately $264,000 all of which were completed as of December 31, 2001 at a cost of approximately $240,000. Approximately $199,000 of these expenditures were completed during 2001. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. The Venture completed approximately $367,000 in capital expenditures, including the aforementioned capital expenditures, at Vista Village Apartments during the year ended December 31, 2001, consisting primarily of appliance and floor covering replacements, air conditioning upgrades and other enhancements. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The property expects to budget $300 per unit or $66,000. Additional improvements may be considered and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Towers of Westchester Park: The methodology discussed above for funding the required capital expenditures has been applied to Towers of Westchester Park. The parties agreed that this property required capital expenditures during 2000 which were estimated to cost approximately $1,001,000, all of which were completed as of December 31, 2001 at a cost of approximately $1,008,000. Approximately $88,000 of these expenditures were completed during 2001. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. The Venture completed approximately $243,000 in capital expenditures, including the aforementioned capital expenditures, at Towers of Westchester Park during the year ended December 31, 2001, consisting primarily of heating and air conditioning upgrades, major landscaping and floor covering and plumbing fixture replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year. The property expects to budget $300 per unit or approximately $91,000. Additional improvements may be considered and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

The Venture has budgeted $300 per unit or approximately $888,000 for all of the properties which is equal to the limit set by the second mortgage notes for funding of capital improvements. In addition, approximately $404,000 has been budgeted to complete the additional capital expenditures agreed upon by the Venture and the holders of the Junior and Senior Debt during 1999. As the Venture identifies properties which require additional improvements discussions are held with the holders of both the first and second mortgage notes for approval to perform agreed upon capital improvements.

Item 3.     Legal Proceedings

The Venture is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unitholders of the Partnerships did not vote on any matter during the quarter ended December 31, 2001.


                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholders Matters

From the period October 26, 1984, through June 16, 1985, Portfolio I and Portfolio II sold a total of 912 Limited Partnership Interests at a price of $150,000 per Limited Partnership Interest, for a total of $136,800,000. As of December 31, 2001, there were 739 holders of record of Portfolio I and 288 holders of record of Portfolio II, owning 644 and 267 units, respectively. As of December 31, 2000, there were 770 holders of record of Portfolio I and 297 holders of record of Portfolio II, owning a total of 644 and 267 units, respectively. As of December 31, 1999, there were 795 holders of record of Portfolio I and 313 holders of record of Portfolio II, owning a total of 644 and 267 units, respectively. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no cash distributions to the partners of either of the Partnerships for the years ended December 31, 2001, 2000 or 1999. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions; however, future cash distributions are subject to the order of distributions as stipulated by the Venture's plan of reorganization (see "Note E" to the combined financial statements for further details of the order of distribution). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. There can be no assurance that the Partnerships will generate sufficient funds from operations, after required capital expenditures, required cash flow payments on the Junior Debt and the order of distributions as stipulated by the Venture's Plan of Reorganization, to permit any distributions to their partners in 2002 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

As a result of tender offers, AIMCO and its affiliates currently own 66.24 units of limited partnership interest in Portfolio I representing 10.29% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 12.29%. AIMCO and its affiliates currently own 39.83 units of limited partnership interest in Portfolio II representing 14.92% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 16.92%. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 13.65% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnerships for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreements, unitholders holding a majority of the interests are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreements and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Item 6.     Selected Financial Data (in thousands, except per interest data):

                                 2001        2000        1999         1998       1997
Total revenues from rental
  operations                   $ 33,249    $ 31,015    $ 28,658     $ 27,956   $ 25,577

Extraordinary item-gain on
  extinguishment of debt         $ --        $ --        $ --         $ --     $ 10,303 (A)

Net (loss) income              $ (2,910)     $ (40)    $ (6,402)    $ (6,958)  $    606

Net (loss) income per limited
  Partnership interest
  Portfolio I - 644 interests  $ (3,130)     $ (43)    $ (6,842)    $ (7,483)  $    654

  Portfolio II - 267 interests $ (3,131)     $ (45)    $ (6,992)    $ (7,493)  $    646

Total assets                   $ 68,919    $ 68,879    $ 68,445     $ 71,937   $ 73,542

Mortgage loans and notes       $178,940    $179,809    $179,468     $177,190   $172,904

A) During 1997, all of the Venture's properties were refinanced. As a result, the Venture recognized an extraordinary gain on the extinguishment of debt.

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

Results from Operations

2001 Compared with 2000

The Venture recorded a net loss for the twelve months ended December 31, 2001 of approximately $2,910,000 compared to a net loss of approximately $40,000 for the corresponding period in 2000 (see "Note J" of the combined financial statements for a reconciliation of these amounts to the Registrant's federal taxable loss). The increase in net loss for the twelve month period is primarily due to the increase in total expenses partially offset by an increase in total revenues.

The increase in total expenses is attributable to increases in interest, operating, depreciation, property tax and property management fee expenses. The increase in interest expense is due to the amortization of the debt discount related to the mortgage participation liability. The liability was recorded during 2001 as a result of improved operations and cash flows due to extensive rehabilitation projects at the properties which have resulted in a significant increase in the estimated fair value of the properties (see "Item 8. Financial Statements and Supplementary Data, Note E - Participating Mortgage Note"). The increases in operating expense are primarily due to increases in the cost of natural gas and insurance rates at all of the Venture's properties. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Property tax expense increased due to an increase in the assessed value by the local taxing authority at Crosswood Park, Vista Village, Watergate and Mountain View Apartments. The property management fee increased due to increased rental income at a majority of the investment properties.

The increase in total revenues was due to an increase in rental and other income and casualty gains at Terrace Gardens Apartments and Watergate Apartments as discussed below. Rental income increased due to increases in average rental rates at all of the Venture's properties which more than offset a slight decrease in occupancy at eight of the Venture's investment properties. Other income increased due to an increase in tenant reimbursements and fees and interest income due to higher average cash balances in interest bearing accounts.

During the year ended December 31, 2001, a net casualty gain of approximately $23,000 was recorded at Watergate Apartments. The casualty gain related to damage caused by an ice storm in December 2000. The gain was the result of the receipt of insurance proceeds of approximately $30,000 offset by approximately $7,000 of undepreciated fixed assets being written off.

During the year ended December 31, 2001, a casualty gain of approximately $40,000 was recorded at Terrace Garden Apartments. The casualty gain related to wind damage in April 2001. The gain was the result of the receipt of insurance proceeds of approximately $58,000 offset by approximately $18,000 of undepreciated fixed assets being written off.

2000 Compared with 1999

The Venture recorded a net loss for the twelve months ended December 31, 2000 of approximately $40,000 compared to a net loss of approximately $6,402,000 for the corresponding period in 1999 (see "Item 8. Financial Statements and Supplementary Data, Note J" for a reconciliation of these amounts to the Registrant's federal taxable loss). The decrease in net loss is attributable to an increase in total revenues and a decrease in total expenses. The increase in total revenues was due to an increase in both rental and other income. Rental income increased mainly due to an increase in average annual rental rates at all of the Venture's investment properties despite decreases in occupancy at seven of the investment properties. Other income increased primarily due to increases in interest income and tenant auxiliary services.

Total expenses decreased primarily due to a reduction in interest expense which more than offset an increase in operating expenses and property management fees. Interest expense decreased due to a reduction in the amortization of the imputed interest on the Venture's Assignment Note. This discount for imputed interest became fully amortized during January 2000, which was the estimated maturity date of the Assignment Note. Operating expenses increased due to an increase in property expenses. The increase in property expense was primarily a result of an increase in salary and related benefits, especially at Scotchollow. In addition, there was an increase in utilities, especially natural gas, due to price increases and an unusually cold November and December.

Included in general and administrative expenses for each of the years ended December 31, 2001, 2000 and 1999, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Venture. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 2001, the Venture had cash and cash equivalents of approximately $5,048,000 compared to approximately $2,153,000 at December 31, 2000, an increase of approximately $2,895,000. The increase is the result of approximately $7,958,000 of cash provided by operating activities which was offset by approximately $3,183,000 and $1,880,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by withdrawals from escrow accounts maintained by the mortgage lender and net insurance proceeds from casualties at Watergate Apartments and Terrace Gardens. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Registrant's properties partially offset by an advance made to the Venture from an affiliate of the Managing General Partner. The Venture invests its working capital reserves in interest-bearing accounts.

In December 2001, an affiliate of the Managing General Partner loaned the Venture's investment properties approximately $3,590,000 to cover capital expenditures required at all of the properties. In accordance with the terms of the Partnership Agreement, interest is charged at the prime rate plus 3%. At December 31, 2001, the balance of the loan was approximately $3,590,000. Interest expense amounted to less than $1,000.

Certain affiliates of the former general partners may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the Venture's 1993 bankruptcy plan. There were no property dispositions for which proceeds were received during the years ended December 31, 2001, 2000 or 1999.

During the year ended December 31, 2000, the Managing General Partner loaned the Venture approximately $15,000 to cover operational expenses required at Mountain View Apartments and Casa de Monterey. These loans were made in accordance with the terms of the Partnership Agreements. At December 31, 2001 and 2000, the balance of the loans was approximately $18,000 and $17,000, respectively, which includes accrued interest. Interest is charged at the prime rate plus 3%.
Interest expense was approximately $1,000 and $2,000 for the years ended December 31, 2001 and 2000, respectively.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Venture and to comply with Federal, state and local legal and regulatory requirements.

The Venture budgeted $300 per unit or approximately $888,000 for all of the properties for 2002. The Venture's Junior Debt restricts capital expenditures from exceeding $300 per unit annually for all of the properties. The Venture, the holder ("AIMCO LP") of the Junior Debt encumbering the properties and the servicer of the Senior Debt encumbering the properties have agreed to a procedure to assess whether or not capital expenditures, in addition to those permitted under the $300 per unit maximum, are needed at the properties and the methodology for funding any such capital expenditures. During 1999, the Venture and the holders of the Junior and Senior Debt agreed that additional capital expenditures were required and that these expenditures would be funded out of the cash flows from the properties that otherwise would have been utilized to pay debt service on the Junior Debt. As a result, the balloon payments due on the Junior Debt may be higher at its maturity in January 2008 as accrued but unpaid interest is added to the principal balance.

Each of the Venture's properties is encumbered by senior and junior debt. The senior debt has an interest rate of 8.5% per annum and requires monthly payments of principal and interest. The junior debt has an interest rate of 10.84% per annum and the monthly payments are based on excess monthly cash flow for each property. All of the loans mature on January 1, 2008, and the senior debt includes prepayment penalties if paid prior to January 1, 2007. In 1997, these loans were recorded at the agreed valuation amount of $110,000,000, which was less than the $152,225,000 face amount of the senior debt. If the Venture defaults on the mortgage notes payable or is unable to pay the outstanding agreed valuation amounts upon maturity, then the note face amounts become due. Accordingly, the Venture deferred recognition of a gain of $42,225,000 in 1997, which is the difference between the note face amounts and the agreed valuation amounts. All the loans are cross-collateralized but they are not cross-defaulted. Therefore, a default by one property under the terms of its debt agreement does not in and of itself create a default under all of the senior and junior debt agreements. However, if the proceeds upon the sale or refinancing of any property are insufficient to fully repay the outstanding senior and junior debt related to that property, any deficiency is to be satisfied from the sale or refinancing of the remaining properties.

Both on a short-term and long-term basis, the Managing General Partner monitors the rental market environment of each of the investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Venture from increases in expenses all of which have an impact on the Venture's liquidity. The Venture's current assets are thought to be sufficient for any short-term needs (exclusive of capital improvements, as discussed above and below) of the Venture. The Senior Debt encumbering all of the properties totals approximately $105,022,000 and is being amortized over 25 years, with a balloon payment of $93,243,000 due January 2008. The Junior Debt, which also matures January 2008, totals approximately $28,250,000 and requires monthly payments based upon monthly excess cash flow for each property. Per the Junior Debt Agreements, excess cash flow is defined as revenue generated from the operation of a property less (1) operating expenses of the property, (2) the debt service payment for the Senior Loan, (3) tax and insurance reserve deposit, and (4) replacement reserve deposit. The Venture anticipates that cash flow is sufficient to meet the operating needs of the Venture as well as the requirements of the Senior Debt with any excess cash flow being utilized to meet the requirements of the Junior Debt. The Assignment Note and Long-Term Arrangement Fee Notes totaling approximately $42,060,000 are non-interest bearing and are subordinate to the Senior and Junior Debt.

AIMCO LP, which owns the Managing General Partner and which is a controlled affiliate of AIMCO, purchased (i) the Junior Debt on November 19, 1999, (ii) a significant interest in the residual value of the properties on November 16, 1999 and (iii) economic and voting rights in a 0.61% interest in Partners Liquidating Trust in September 2000. These transactions occurred between AIMCO LP and unrelated third parties and thus had no effect on the combined financial statements of the Venture.

There were no cash distributions to the partners of either of the Partnerships for the years ended December 31, 2001, 2000 or 1999. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions; however, future cash distributions are subject to the order of distributions as stipulated by the Venture's plan of reorganization (see "Note E" to the combined financial statements for further details of the order of distribution). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. There can be no assurance that the Partnerships will generate sufficient funds from operations, after required capital expenditures, required cash flow payments on the Junior Debt and the order of distributions as stipulated by the Venture's Plan of Reorganization, to permit any distributions to their partners in 2002 or subsequent periods.

As a result of tender offers, AIMCO and its affiliates currently own 66.24 units of limited partnership interest in Portfolio I representing 10.29% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 12.29%. AIMCO and its affiliates currently own 39.83 units of limited partnership interest in Portfolio II representing 14.92% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 16.92%. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 13.65% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnerships for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreements, unitholders holding a majority of the interests are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7a.    Market Risk Factors

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Venture is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis except for advances made from an affiliate of the Managing General Partner. These advances bear interest at the prime rate plus three basis points. Based on interest rates at December 31, 2001, an increase or decrease of 100 basis points in market interest rates would not have a material impact on the Venture.

The following table summarizes the Venture's debt obligations at December 31, 2001. The interest rates represent the weighted-average rates. The fair value of the Venture's first mortgages, after discounting the scheduled loan payments to maturity is approximately $111,703,000 at December 31, 2001, however, the Venture is precluded from refinancing the first mortgage until January 2007. The Managing General Partner believes that it is not appropriate to use the Venture's incremental borrowing rate for the second mortgages, as there is currently no market in which the Venture could obtain similar financing. Therefore, the Managing General Partner considers estimation of fair value to be impracticable for this indebtedness.


                                                     Long-term Debt
                                          Principal             Weighted-average
                                       (in thousands)             Interest Rate

              2002                         $ 1,565                    8.50%
              2003                           1,705                    8.50%
              2004                           1,832                    8.50%
              2005                           2,022                    8.50%
              2006                           2,201                    8.50%
           Thereafter                      123,947                    9.03%
                                          $133,272

As principal payments for the junior loans are based upon monthly cash flow, all principal is assumed to be repaid at maturity.

Item 8.     Financial Statements and Supplementary Data


LIST OF COMBINED FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Combined Balance Sheets - Years ended December 31, 2001 and 2000

      Combined Statements of Operations - Years ended December 31, 2001, 2000 and 1999

      Combined Statements of Changes in Partners' Deficit - Years ended December 31, 2001, 2000 and 1999

      Combined Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999

      Notes to Combined Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
VMS National Properties Joint Venture


We have audited the accompanying combined balance sheets of VMS National Properties Joint Venture as of December 31, 2001 and 2000, and the related combined statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Venture's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of VMS National Properties Joint Venture at December 31, 2001 and 2000, and the combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 15, 2002

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                             COMBINED BALANCE SHEETS
                                (in thousands)

                                                           December 31,   December 31,
                                                               2001           2000
Assets:
   Cash and cash equivalents                                 $  5,048       $  2,153
   Receivables and deposits                                     1,618          1,743
   Restricted escrows                                           1,460          4,279
   Other assets                                                   308            329
   Investment properties:
     Land                                                      13,404         13,404
     Buildings and related personal property                  146,056        139,698
     Less accumulated depreciation                            (98,975)       (92,727)
                                                               60,485         60,375
                                                             $ 68,919       $ 68,879
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                          $  1,718       $  1,245
   Tenant security deposits liabilities                         1,013          1,111
   Accrued property taxes                                         569            521
   Other liabilities                                              318            941
   Accrued interest                                               999          1,071
   Due to affiliate (Note G)                                    3,608             17
   Mortgage notes payable, including $28,250 due to
     an affiliate at 2001 and $31,276 at 2000 (Note C)        133,272        137,732
   Notes payable (Note D)                                      42,060         42,060
   Deferred gain on extinguishment of debt (Note A)            42,225         42,225
   Mortgage participation liability (Note E)                    4,091             --

Partners' Deficit                                            (160,954)      (158,044)
                                                             $ 68,919      $  68,879


           See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                      COMBINED STATEMENTS OF OPERATIONS
                   (in thousands, except per interest data)


                                                     For The Years Ended December 31,
                                                      2001         2000        1999
Revenues:
   Rental income                                     $31,236     $29,566      $27,503
   Other income                                        1,950       1,449        1,155
   Casualty gains (Note F)                                63          --           --
       Total revenues                                 33,249      31,015       28,658

Expenses:
   Operating                                           9,733       8,567        8,428
   Property management fees to an affiliate            1,344       1,238        1,160
   General and administrative                            615         643          636
   Depreciation                                        6,299       5,929        6,000
   Interest, including approximately $7,257,
     $3,353 and $3,444 to an affiliate                16,344      12,989       17,029
   Property taxes                                      1,824       1,689        1,807
       Total expenses                                 36,159      31,055       35,060

Net loss (Note J)                                    $(2,910)     $ (40)      $(6,402)

Net loss allocated to general partners (2%)           $ (58)       $ (1)      $ (128)

Net loss allocated to limited partners (98%)          (2,852)        (39)      (6,274)

                                                     $(2,910)     $ (40)      $(6,402)
Net loss per limited partnership interest:
   Portfolio I (644 interests issued and
     outstanding)                                    $(3,130)     $ (43)      $(6,842)
   Portfolio II (267 interests issued and
     outstanding)                                    $(3,131)     $ (45)      $(6,992)


           See Accompanying Notes to Combined Financial Statements


                      VMS NATIONAL PROPERTIES JOINT VENTURE

             COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                (in thousands)

                                                 VMS National Residential Portfolio I
                                                            Limited Partners
                                         General  Accumulated  Subscription
                                         Partner     Deficit      Notes       Total      Total

Partners' deficit at December 31, 1998  $(3,445)    $(102,751)  $ (506)    $(103,257)  $(106,702)
Net loss for the year ended
  December 31, 1999                         (90)      (4,406)       --        (4,406)     (4,496)
Partner's deficit at December 31, 1999   (3,535)    (107,157)     (506)     (107,663)   (111,198)
Collections of subscription notes            --          --          4             4           4
Net loss for the year ended
  December 31, 2000                          (1)         (27)       --           (27)        (28)
Partners' deficit at December 31, 2000   (3,536)    (107,184)     (502)     (107,686)   (111,222)
Net loss for the year ended
  December 31, 2001                         (41)      (2,016)       --        (2,016)     (2,057)
Partners' deficit at December 31, 2001  $(3,577)   $(109,200)     (502)    $(109,702)  $(113,279)


                                                 VMS National Residential Portfolio II
                                                            Limited Partners
                                         General    Accumulated   Subscription
                                         Partner     Deficit         Notes       Total       Total

Partners' deficit at December 31, 1998   $(1,442)   $(43,134)       $ (329)    $(43,463)   $(44,905)
Net loss for the year ended
  December 31, 1999                          (38)     (1,868)           --       (1,868)     (1,906)
Partner's deficit at December 31, 1999    (1,480)    (45,002)         (329)     (45,331)    (46,811)
Collections of subscription notes             --          --             1            1           1
Net loss for the year ended
  December 31, 2000                           --         (12)           --          (12)        (12)
Partners' deficit at December 31, 2000    (1,480)    (45,014)         (328)     (45,342)    (46,822)
Net loss for the year ended
  December 31, 2001                          (17)       (836)           --         (836)       (853)
Partners' deficit at December 31, 2001   $(1,497)   $(45,850)       $ (328)    $(46,178)   $(47,675)
Combined partners' deficit at
  December 31, 2001                      $(5,074)  $(155,050)       $ (830)    $(155,880) $(160,954)


           See Accompanying Notes to Combined Financial Statements


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                           For The Years Ended December 31,
                                                            2001          2000        1999

Cash flows from operating activities:
  Net loss                                                 $(2,910)      $ (40)      $(6,402)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                            6,299        5,929        6,000
     Amortization of mortgage discounts                      4,091          403        4,199
     Casualty gain                                             (63)          --           --
     Change in accounts:
      Receivables and deposits                                 125          120          300
      Other assets                                              21          (18)         107
      Accounts payable                                         129           97          244
      Tenant security deposit liabilities                      (98)          36          (33)
      Accrued interest                                         938        2,965        1,061
      Accrued property taxes                                    48          (77)        (449)
      Due to affiliate                                           1            2           --
      Other liabilities                                       (623)        (785)       1,233
         Net cash provided by operating activities           7,958        8,632        6,260

Cash flows from investing activities:
  Property improvements and replacements                    (6,090)      (4,119)      (1,857)
  Insurance proceeds received                                   88           --           --
  Net withdrawals from (deposits to) restricted
    escrows                                                  2,819       (1,698)          15
         Net cash used in investing activities              (3,183)      (5,817)      (1,842)

           See Accompanying Notes to Combined Financial Statements


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                                (in thousands)


                                                          For The Years Ended December 31,
                                                           2001          2000         1999
Cash flows from financing activities:
  Payments on mortgage notes payable                      $(5,470)     $(2,686)     $(3,345)
  Payments received on subscription notes                      --            5           --
  Advances from an affiliate                                3,590           15           --
      Net cash used in financing activities                (1,880)      (2,666)      (3,345)

Net increase in cash and cash equivalents                   2,895          149        1,073

Cash and cash equivalents at beginning of year              2,153        2,004          931

Cash and cash equivalents at end of year                  $ 5,048      $ 2,153      $ 2,004

Supplemental disclosure of cash flow information:
   Cash paid for interest, including approximately
     $2,179, $733 and $2,027 paid to an affiliate         $11,302      $ 9,622      $11,768

Supplemental disclosure of non-cash information:
  Accrued interest added to mortgage notes payable        $ 1,010      $ 2,607      $ 1,424
  Property improvements and replacements included
   in accounts payable and other liabilities               $ 843        $ 499         $ --

           See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization:

VMS National Properties Joint Venture (the "Venture") was formed as a general partnership pursuant to the Uniform Partnership Act of the State of Illinois and a joint venture agreement (the "Venture Agreement") dated September 27, 1984, between VMS National Residential Portfolio I ("Portfolio I") and VMS National Residential Portfolio II ("Portfolio II") (collectively, the "Partnerships"). Effective December 12, 1997, the managing general partner of each of the Partnerships was transferred from VMS Realty Investment, Ltd. ("VMSRIL" or the "Former Managing General Partner") (formerly VMS Realty Partners) to MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), a wholly-owned subsidiary of MAE GP Corporation ("MAE GP") and an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged with Insignia Properties Trust ("IPT"), which was an affiliate of Insignia. Effective October 1, 1998 and February 26, 1999, Insignia and IPT were respectively merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Venture is to terminate on December 8, 2044, unless terminated prior to such date. The Venture owns and operates 15 residential apartment complexes located in or near major urban areas in the United States.

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

Operating cash flow distributions for Portfolio I and Portfolio II will be made at the discretion of the Managing General Partner subject to the order of distribution indicated in the Venture's Second Amended and Restated Plan of Reorganization (the "Plan") as approved by the US Bankruptcy Court in September 1993. Such distributions will be allocated first to the respective Limited Partners in an amount equal to 12% per year (on a noncumulative basis) of their contributed capital; then, to the general partners, a subordinated incentive fee equal to 10.45% of remaining operating cash flow; and finally, of the balance to be distributed, 98% to the Limited Partners and 2% to the general partners.

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

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Venture believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Venture's first mortgages, after discounting the scheduled loan payments to maturity, is approximately $111,703,000, however, the Venture is precluded from refinancing the first mortgage until January 2007. The Managing General Partner believes that it is not appropriate to use the Venture's incremental borrowing rate for the second mortgages, the Assignment Note and the long term arrangement fee, as there is currently no market in which the Venture could obtain similar financing. Therefore, the Managing General Partner considers estimation of fair value to be impracticable for this indebtedness.

Cash and Cash Equivalents:

Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. At December 31, 2001 and 2000, cash balances included approximately $4,957,000 and $616,000, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits:

The Venture requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space, and is current on its rental payments.

Investment Properties:

Investment properties consist of fifteen apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. No adjustments for impairment of value were recorded in the years ended December 31, 2001, 2000 or 1999. See "Recent Accounting Pronouncements" below.

Escrows:

In connection with the December 1997 refinancing of the Venture's 15 remaining properties, a replacement escrow was required for each property. Each property was required to deposit an initial lump sum amount plus make monthly deposits over the term of the loan, which varies by property. These funds are to be used to cover replacement costs. The balance of the replacement reserves at December 31, 2001 and 2000 is approximately $1,460,000 and $4,279,000, respectively, including interest.

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

Advertising Costs:

The Venture expenses the cost of advertising as incurred. Advertising costs of approximately $351,000, $355,000 and $355,000, are included in operating expense for the years ended December 31, 2001, 2000, and 1999, respectively.

Deferred Gain on Extinguishment of Debt:

When senior and junior loans refinanced in 1997, senior loans were recorded at the agreed valuation amount of $110,000,000, which was less than the $152,225,000 face amount of the senior debt. If the Venture defaults on the mortgage notes payable or is unable to pay the outstanding agreed valuation amounts upon maturity, then the note face amounts become due. Accordingly, the Venture deferred recognition of a gain of $42,225,000, which is the difference between the note face amounts and the agreed valuation amounts.

Income Taxes:

Taxable income or loss of the Venture is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Venture.

Reclassification:

Certain reclassifications have been made to the 2000 information to conform to the 2001 presentation.

Recent Accounting Pronouncements:

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

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

Note C - Mortgage Notes Payable

                                 Principal    Principal      Monthly      Principal
                                Balance At    Balance At     Payment       Balance
                               December 31,  December 31,   Including       Due At
           Property                2001          2000       Interest       Maturity
                                     (in thousands)              (in thousands)
North Park Apartments
   1st mortgage                   $ 6,052      $ 6,135        $ 51         $ 5,376
   2nd mortgage                     1,977         1,860        (A)           (A)
Chapelle Le Grande
   1st mortgage                     3,106         3,148         26           2,759
   2nd mortgage                     1,047           995        (A)           (A)
Terrace Gardens
   1st mortgage                     4,298         4,357         36           3,818
   2nd mortgage                     1,258         1,259        (A)           (A)
Forest Ridge Apartments
   1st mortgage                     5,711         5,789         48           5,073
   2nd mortgage                     1,156         1,706        (A)           (A)
Scotchollow
   1st mortgage                    28,204        28,590        236          25,054
   2nd mortgage                     7,914         8,415        (A)           (A)
Pathfinder Village
   1st mortgage                    13,032        13,210        109          11,576
   2nd mortgage                     3,443         4,075        (A)           (A)
Buena Vista Apartments
   1st mortgage                     4,795         4,861         40           4,260
   2nd mortgage                     1,180         1,360        (A)           (A)
Mountain View Apartments
   1st mortgage                     6,928         7,023         58           6,154
   2nd mortgage                     1,539         1,894        (A)           (A)
Crosswood Park
   1st mortgage                     5,390         5,463         45           4,788
   2nd mortgage                     1,018         1,343        (A)           (A)
Casa de Monterey
   1st mortgage                     3,971         4,024         33           3,479
   2nd mortgage                     1,153         1,232        (A)           (A)
The Bluffs
   1st mortgage                     3,605         3,654         30           3,202
   2nd mortgage                     1,159         1,097        (A)           (A)
Watergate Apartments
   1st mortgage                     2,805         2,844         23           2,492
   2nd mortgage                       853           827        (A)           (A)
Shadowood Apartments
   1st mortgage                     2,180         2,209         18           1,936
   2nd mortgage                       507           608        (A)           (A)
Vista Village Apartments
   1st mortgage                     3,215         3,259         27           2,856
   2nd mortgage                     1,048           988        (A)           (A)
Towers of Westchester Park
   1st mortgage                    11,730        11,890         98          10,420
   2nd mortgage                     2,998         3,617        (A)           (A)

      Totals                     $133,272      $137,732       $878         $93,243


(A) Payments are based on excess monthly cash flow with any unpaid balance due at maturity. Excess monthly cash flow is defined as revenue generated from the operation of a property less: (1) operating expenses of the property;
      (2) the debt service payment for the senior loan; (3) the tax and insurance reserve deposit; and (4) the replacement reserve deposit.

Interest rates are 8.50% and 10.84% for all first and second mortgages, respectively. All notes mature January 1, 2008.

The senior debt includes prepayment penalties if repaid prior to January 1, 2007. All of the loans are cross-collaterized, but they are not cross-defaulted; therefore, a default by one property under the terms of its debt agreement does not in and of itself create a default under all of the senior and junior debt agreements. However, if the proceeds upon the sale or refinancing of any property are insufficient to fully repay the outstanding senior or junior debt related to that property, any deficiency is to be satisfied from the sale or refinancing of the remaining properties.

Scheduled principal payments on mortgage notes payable subsequent to December 31, 2001 are as follows (in thousands):

      2002            $  1,565
      2003               1,705
      2004               1,832
      2005               2,022
      2006               2,201
   Thereafter          123,947
                      $133,272

As principal payments for the junior loans are based upon monthly cash flow, all principal is assumed to be repaid at maturity.

Note D - Notes Payable

Assignment Note:

The Venture executed a purchase money subordinated note (the "Assignment Note") payable to the VMS/Stout Venture, an affiliate of the former general partner, in exchange for the assignment by the VMS/Stout Venture of its interest in the contract of sale to the Venture. The Assignment Note is collateralized by the pledge from Portfolio I and Portfolio II of their respective interests in the Venture.

In November 1993, VMS Realty Partners assigned its 50% interest in the VMS/Stout Venture to the Partners Liquidating Trust which was established for the benefit of the former creditors of VMS Realty Partners and its affiliates.

At December 31, 2001 and 2000 the remaining $38,810,000 of the Assignment Note is non-interest bearing and is payable only after payment of debt of higher priority, including the senior and junior mortgage notes payable. Pursuant to SOP 90-7, the Assignment Note, the Long-Term Loan Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. Interest expense is being recognized through the amortization of the discount which totaled approximately $403,000 and $4,199,000 in 2000 and 1999, respectively. The discount became fully amortized in January 2000.

Long-Term Loan Arrangement Fee Note:

The Venture executed an unsecured, nonrecourse promissory note (the "Long-Term Loan Arrangement Fee Note") payable to the VMS/Stout Venture as consideration for arranging long-term financing.

The note in the amount of $3,250,000 does not bear interest and is payable only after debt of a higher priority, including senior and junior mortgage loans have been repaid.

Note E - Participating Mortgage Note

AIMCO Properties LP, which owns the Managing General Partner and which is a controlled affiliate of AIMCO, purchased (i) the Junior Debt on November 19, 1999; (ii) a significant interest in the residual value of the properties on November 16, 1999, and (iii) a significant interest in the Bankruptcy Claims (as defined below) effective September 2000. These transactions occurred between AIMCO Properties, LP and an unrelated third party and thus had no effect on the combined financial statements of the Venture. Residual value is defined as the amount remaining from a sale of the Venture's investment properties or refinancing of the mortgages encumbering such investment properties after payment of selling or refinancing costs and repayment of the Senior and Junior Debt, plus accrued interest on each. The agreement states that the Venture will retain an amount equal to $13,500,000 plus accrued interest at 10% compounded monthly (the "Partnership Advance Account") from the proceeds. Interest began accruing on the Partnership Advance Account in 1993 when the bankruptcy plan was finalized. Any proceeds remaining after the Partnership Advance Account is fully funded are split equally (the "50/50 Split") between the Venture and AIMCO Properties, LP. The Venture must repay the Assignment Note, the Long-term Loan Arrangement Fee Note and other pre-petition claims (collectively the "Bankruptcy Claims") which collectively total approximately $42,139,000 from the Partnership Advance Account. Any amounts remaining in the Partnership Advance Account after payment of the Bankruptcy Claims are split 75% to the Venture and 25% to AIMCO Properties, LP.

The Venture has recorded the estimated fair value of the participation feature as a liability and a debt discount of approximately $36,518,000. During the year ended December 31, 2001, the Venture amortized approximately $4,091,000 of the debt discount which is included in interest expense. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties. These fair values were determined using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors. The Managing General Partner evaluates the fair value of the participation feature on an annual basis or as circumstances dictate that it should be analyzed.

Note F - Casualty Gain

During the year ended December 31, 2001, a net casualty gain of approximately $23,000 was recorded at Watergate Apartments. The casualty gain related to damage caused by an ice storm in December 2000. The gain was the result of the receipt of insurance proceeds of approximately $30,000 offset by approximately $7,000 of undepreciated fixed assets being written off.

During the year ended December 31, 2001, a casualty gain of approximately $40,000 was recorded at Terrace Garden Apartments. The casualty gain related to wind damage in April 2001. The gain was the result of the receipt of insurance proceeds of approximately $58,000 offset by approximately $18,000 of undepreciated fixed assets being written off.

Note G - Transactions With Affiliated Parties

The Venture has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Subpartnership activities. The Revised and amended Asset Management Agreement provides for (i) certain payments to affiliates for real estate advisory services and asset management of the Venture's retained properties for an annual compensation of $300,000 adjusted annually by the consumer price index and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Venture up to $100,000 per annum.

Asset management fees of approximately $300,000 were paid to an affiliate of the Managing General Partner for each of the years ended December 31, 2001, 2000 and 1999. These fees are included in general and administrative expenses.

Affiliates of the Managing General Partner are entitled to receive a percentage of the gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $1,344,000, $1,238,000 and $1,160,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $100,000 for each of the years ended December 31, 2001, 2000 and 1999. These expenses are included in general and administrative expenses. During the years ended December 31, 2001, 2000 and 1999, the Venture paid fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $940,000, $125,000 and $16,000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $123,000, $131,000 and $142,000 for the years ended December 31, 2001, 2000 and 1999, respectively. These expenses are included in operating expenses.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At December 31, 2001 and 2000, the outstanding balance of $79,000 is included in other liabilities.

In December 2001, an affiliate of the Managing General Partner loaned the Venture's investment properties approximately $3,590,000 to cover capital expenditures required at all of the properties. In accordance with the terms of the Partnership Agreement, interest is charged at the prime rate plus 3%. At December 31, 2001, the balance of the loan was approximately $3,590,000. Interest expense amounted to less than $1,000.

During the year ended December 31, 2000, the Managing General Partner loaned the Venture approximately $15,000 to cover operational expenses required at Mountain View Apartments and Casa de Monterey. These loans were made in accordance with the terms of the Partnership Agreements. At December 31, 2001 and 2000, the balance of the loans was approximately $18,000 and $17,000, respectively, which includes accrued interest. Interest is charged at the prime rate plus 3%.
Interest expense was approximately $1,000 and $2,000 for the years ended December 31, 2001 and 2000, respectively.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the bankruptcy plan. There were no property dispositions for which proceeds were received during the years ended December 31, 2001, 2000 or 1999.

The junior debt is held by an affiliate of the Managing General Partner. The monthly principal and interest payments are based on monthly excess cash flow for each property, as defined in the mortgage agreement. During the year ended December 31, 2001, 2000 and 1999, the Venture recognized approximately $7,236,000, $3,353,000 and $3,444,000, respectively.

Beginning in 2001, the Venture began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Venture insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Venture paid AIMCO and its affiliates approximately $273,000 for insurance coverage and fees associated with policy claims administration.

As a result of tender offers, AIMCO and its affiliates currently own 66.24 units of limited partnership interest in Portfolio I representing 10.29% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 12.29%. AIMCO and its affiliates currently own 39.83 units of limited partnership interest in Portfolio II representing 14.92% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 16.92%. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 13.65% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnerships for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreements, unitholders holding a majority of the interests are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note H - Subscription Notes And Accrued Interest Receivable

Portfolio I and Portfolio II executed promissory notes requiring cash contributions from the partners aggregating $136,800,000 to the capital of
Portfolios I and II for 644 and 267 units, respectively. Of this amount, approximately $135,060,000 was contributed in cash through December 31, 2001, and $910,000 was deemed uncollectible and written-off prior to December 31, 2001. The following table represents the remaining Limited Partners'
subscription notes principal balances and the related accrued interest receivable at December 31, 2001 (in thousands):

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

All amounts outstanding at December 31, 2001, are considered past due and bear interest at the default rate of 18%. No interest will be recognized until collection is assured.

Note I - Investment Properties and Accumulated Depreciation

                                                Initial Cost
                                               (in thousands)
                                                   Buildings and  Costs Capitalized Provision to
                                                 Related Personal   Subsequent to    Reduce to
Description                  Encumbrances  Land       Property      Acquisition      Fair Value

North Park Apartments          $ 8,029     $  557      $ 8,349        $ 1,929         $   --
Chapelle Le Grande               4,153        166        3,873          1,071             --
Terrace Garden                   5,556        433        4,517          1,896             --
Forest Ridge Apartments          6,867        701        6,930          1,816             --
Scotchollow                     36,118      3,510       19,344          7,277             --
Pathfinder Village              16,475      3,040       11,698          4,737         (1,250)
Buena Vista Apartments           5,975        893        4,538            893             --
Mountain View Apartments         8,467      1,289        8,490          1,540             --
Crosswood Park                   6,408        611        8,597          2,606         (2,000)
Casa De Monterey                 5,124        869        6,136          1,913             --
The Bluffs                       4,764        193        3,667            799             --
Watergate Apartments             3,658        263        5,625          1,574             --
Shadowood Apartments             2,687        209        3,393          1,011             --
Vista Village Apartments         4,263        568        5,209          1,538             --
Towers Of Westchester Park      14,728        529       13,491          4,422             --

       TOTAL                  $133,272    $13,831     $113,857        $35,022        $(3,250)



                          Gross Amount At Which Carried
                              At December 31, 2001
                                  (in thousands)
                                    Buildings             Accum-
                                    And Related           ulated    Year of  Date of
                                     Personal             Deprec-  Construc- Acquis-  Depreciable
   Description               Land    Property    Total     iation    tion     ition   Life Years

North Park Apartments       $ 557    $ 10,278   $ 10,835  $ 7,366    1968    11/14/84   5-27.5
Chapelle Le Grande             166      4,944      5,110     3,410   1972    12/05/84   5-27.5
Terrace Gardens                433      6,413      6,846     4,065   1973    10/26/84   5-27.5
Forest Ridge Apartments        701      8,746      9,447     6,112   1974    10/26/84   5-27.5
Scotchollow                  3,510     26,621     30,131    18,512   1973    10/26/84   5-27.5
Pathfinder Village           2,753     15,472     18,225     9,956   1971    10/26/84   5-27.5
Buena Vista Apartments         893      5,431      6,324     3,848   1972    10/26/84   5-27.5
Mountain View Apartments     1,289     10,030     11,319     6,443   1978    10/26/84    5-29
Crosswood Park                 471      9,343      9,814     6,000   1977    12/05/84    5-29
Casa De Monterey               869      8,049      8,918     5,394   1970    10/26/84   5-27.5
The Bluffs                     193      4,466      4,659     3,151   1968    10/26/84   5-27.5
Watergate Apartments           263      7,199      7,462     4,971   1972    10/26/84   5-27.5
Shadowood Apartments           209      4,404      4,613     3,125   1974    11/14/84   5-27.5
Vista Village Apartments       568      6,747      7,315     4,525   1971    10/26/84   5-27.5
Towers Of Westchester          529     17,913     18,442    12,097   1971    10/26/84   5-27.5
  Park

          TOTAL            $13,404   $146,056   $159,460  $ 98,975

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2001 and 2000, is approximately $176,911,000 and $170,565,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2001 and 2000, is approximately $143,272,000 and $135,770,000, respectively.

Reconciliation of Investment Properties and Accumulated Depreciation:

                                          2001           2000           1999
  Investment Properties

  Balance at beginning of year          $153,102       $148,484       $146,627
  Property improvements and
    replacements                           6,434          4,618          1,857
  Dispositions of property                   (76)            --             --
  Balance at end of year                $159,460       $153,102       $148,484

  Accumulated Depreciation

  Balance at beginning of year          $ 92,727       $ 86,798       $ 80,798
  Additions charged to expense             6,299          5,929          6,000
  Dispositions of property                   (51)            --             --
  Balance at end of year                $ 98,975       $ 92,727       $ 86,798


Note J - Income Taxes

The following is a reconciliation of reported net loss per the financial statements to the Federal taxable loss to partners (in thousands):

                                          2001           2000           1999

Net loss as reported                     $(2,910)        $ (40)         $(6,402)
  Depreciation differences                (1,204)        (1,233)           (749)
  Unearned income                           (304)          (577)            812
  Casualty loss                              (63)            --              --
  Other                                    4,156            (80)             95
Federal taxable loss                     $ (325)        $(1,930)        $(6,244)

The following is a reconciliation between the Venture's reported amounts and Federal tax basis of net liabilities at December 31, 2001 and 2000 (in thousands):

                                                    2001          2000
   Net liabilities as reported                   $(160,954)    $(158,044)
   Land and buildings                               17,451        17,460
   Accumulated depreciation                        (44,297)      (43,043)
   Syndication costs                                17,650        17,650
   Deferred gain                                    42,225        42,225
   Other deferred costs                              9,601         9,601
   Other                                           (53,345)      (53,102)
   Notes payable                                     4,882         4,882
   Subscription notes receivable                     1,837         1,837
   Mortgage payable                                (47,727)      (47,727)
   Residual proceeds liability                       4,091            --
   Accrued interest                                  9,571         9,571
      Net liabilities - Federal tax basis        $(199,015)    $(198,690)

Note K - Legal Proceedings

The Venture is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note L - Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the Venture (in thousands, except per interest data):


                                           1st        2nd       3rd       4th
2001                                     Quarter    Quarter   Quarter   Quarter    Total
Total revenues                           $ 8,235    $ 8,449   $ 8,329   $ 8,236   $33,249

Total expenses                             7,925      9,833     9,288     9,113    36,159

Net income (loss)                         $ 310     $(1,384)   $ (959)   $ (877)  $(2,910)

Net income (loss) per limited partnership
 interest:
   Portfolio I (644 interests issued and
     outstanding)                         $ 334     $(1,489)  $(1,031)   $ (944)  $(3,130)
   Portfolio II (267 interests issued
     and outstanding)                     $ 333     $(1,490)  $(1,030)   $ (944)  $(3,131)


                                           1st        2nd       3rd       4th
2000                                     Quarter    Quarter   Quarter   Quarter    Total
Total revenues                           $ 7,461    $ 7,676   $ 7,889   $ 7,989   $31,015

Total expenses                             7,958      7,664     7,734     7,699    31,055

Net (loss) income                         $ (497)    $ 12      $ 155     $ 290     $ (40)

Net (loss) income per limited partnership
 interest:
   Portfolio I (644 interests issued and
     outstanding)                         $ (535)    $ 13      $ 168     $ 311     $ (43)
   Portfolio II (267 interests issued
     and outstanding)                     $ (536)    $ 15      $ 165     $ 311     $ (45)


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

Name                     Age   Position

Patrick J. Foye          44    Executive Vice President and Director
Martha L. Long           42    Senior Vice President and Controller

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

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Venture's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the combined financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Venture's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Venture has discussed with the independent auditors the auditors' independence from management and the Venture including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Venture's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-K for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the combined financial statements of the Venture for the current fiscal year. Fees for the last fiscal year were audit services of approximately $126,000 and non-audit services (principally tax-related) of approximately $69,000.

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

Except as noted below, no persons or entity owns of record or is known by the Venture to own beneficially more than 5% of the outstanding Interests of either of the Partnerships as of December 31, 2001.

                  Entity                   Number of Units        Percentage

   National Residential Portfolio I

           AIMCO Properties, LP                 66.24               10.29%
          (an affiliate of AIMCO)


   National Residential Portfolio II

           AIMCO Properties, LP                 39.83               14.92%
          (an affiliate of AIMCO)

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado.

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

Item 13.    Certain Relationships and Related Transactions

The Venture has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Subpartnership activities. The Revised and amended Asset Management Agreement provides for (i) certain payments to affiliates for real estate advisory services and asset management of the Venture's retained properties for an annual compensation of $300,000 adjusted annually by the consumer price index and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Venture up to $100,000 per annum.

Asset management fees of approximately $300,000 were paid to an affiliate of the Managing General Partner for each of the years ended December 31, 2001, 2000 and 1999. These fees are included in general and administrative expenses.

Affiliates of the Managing General Partner are entitled to receive a percentage of the gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $1,344,000, $1,238,000 and $1,160,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $100,000 for each of the years ended December 31, 2001, 2000 and 1999. These expenses are included in general and administrative expenses. During the years ended December 31, 2001, 2000 and 1999, the Venture paid fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $940,000, $125,000 and $16,000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $123,000, $131,000 and $142,000 for the years ended December 31, 2001, 2000 and 1999, respectively. These expenses are included in operating expenses.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At December 31, 2001 and 2000, the outstanding balance of $79,000 is included in other liabilities.

In December 2001, an affiliate of the Managing General Partner loaned the Venture's investment properties approximately $3,590,000 to cover capital expenditures required at all of the properties. In accordance with the terms of the Partnership Agreement, interest is charged at the prime rate plus 3%. At December 31, 2001, the balance of the loan was approximately $3,590,000. Interest expense amounted to less than $1,000.

During the year ended December 31, 2000, the Managing General Partner loaned the Venture approximately $15,000 to cover operational expenses required at Mountain View Apartments and Casa de Monterey. These loans were made in accordance with the terms of the Partnership Agreements. At December 31, 2001 and 2000, the balance of the loans was approximately $18,000 and $17,000, respectively, which includes accrued interest. Interest is charged at the prime rate plus 3%.
Interest expense was approximately $1,000 and $2,000 for the years ended December 31, 2001 and 2000, respectively.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the Plan. There were no property dispositions for which proceeds were received during the years ended December 31, 2001, 2000 or 1999.

The junior debt is held by an affiliate of the Managing General Partner. The monthly principal and interest payments are based on monthly excess cash flow for each property, as defined in the mortgage agreement. During the year ended December 31, 2001, 2000 and 1999, the Venture recognized approximately $7,236,000, $3,353,000 and $3,444,000, respectively.

Beginning in 2001, the Venture began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Venture insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Venture paid AIMCO and its affiliates approximately $273,000 for insurance coverage and fees associated with policy claims administration.

As a result of tender offers, AIMCO and its affiliates currently own 66.24 units of limited partnership interest in Portfolio I representing 10.29% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 12.29%. AIMCO and its affiliates currently own 39.83 units of limited partnership interest in Portfolio II representing 14.92% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 16.92%. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 13.65% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnerships for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreements, unitholders holding a majority of the interests are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.


                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following combined financial statements of the Registrant are included in Item 8:

      Combined Balance Sheets at December 31, 2001 and 2000.

      Combined Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

      Combined Statements of Changes in Partners' Deficit for the years ended December 31, 2001, 2000 and 1999.

      Combined Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

      Notes to Combined Financial Statements

      Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

      The following items are incorporated by reference:

      Part V - Amended Restated Certificate and Agreement of:

      Item 1(b)(i) Limited Partnership of VMS National  Residential  Portfolio
      I.

      Item 1(b)(ii) Limited Partnership of VMS National Residential  Portfolio
      II.

      Item 1(b)(iii) Joint Venture Agreement between VMS National Residential Portfolio I and VMS National Residential Portfolio II.

(b)   Reports on Form 8-K:

      None filed during the quarter ended December 31, 2001.

(c)   Exhibits:

      See Exhibit Index

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

11                      Calculation of Net Loss Per Investor.

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


/s/Patrick J. Foye                  Date:
Patrick J. Foye
Executive Vice President
and Director


/s/Martha L. Long                   Date:
Martha L. Long
Senior Vice President
and Controller

Exhibit 11




                      VMS NATIONAL PROPERTIES JOINT VENTURE
                      CALCULATION OF NET LOSS PER INVESTOR
                     (in thousands, except per unit data)


                                                   For the Years Ended December 31,
                                                    2001          2000         1999

 VMS National Properties net loss                  $(2,910)       $ (38)      $(6,272)
    Portfolio I net loss                                --           (1)         (63)
    Portfolio II net loss                               --           (1)         (67)
          Combined net loss                        $(2,910)       $ (40)      $(6,402)

 Portfolio I allocation:  70.69%                   $(2,057)       $ (27)      $(4,433)
                                                        --            (1)         (63)
                                                   $(2,057)       $ (28)      $(4,496)

 Net loss to general partner (2%)                   $ (41)        $ (1)        $ (90)

 Net loss to limited partners (98%)                $(2,016)       $ (27)      $(4,406)

 Number of Limited Partner interests                   644           644          644

 Net loss per limited Partnership interest         $(3,130)       $ (43)      $(6,842)


 Portfolio II allocation: 29.31%                   $ (853)        $ (11)      $(1,839)
                                                        --            (1)         (67)
                                                   $ (853)        $ (12)      $(1,906)

 Net loss to general partner (2%)                   $ (17)        $ --         $ (38)

 Net loss to limited partners (98%)                $ (836)        $ (12)      $(1,868)

 Number of Limited Partner interests                   267           267          267

 Net loss per limited Partnership interest         $(3,131)       $ (45)      $(6,992)