Form 10-Q
period 2002-03-31
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2002-05-15
CIK 789089

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

                                       or

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

ITEM 1.     FINANCIAL STATEMENTS

a)

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                             COMBINED BALANCE SHEETS
                                (in thousands)


                                                             March 31,    December 31,
                                                                2002          2001
                                                            (Unaudited)      (Note)
Assets:
  Cash and cash equivalents                                   $ 2,505        $ 5,048
  Receivables and deposits                                       1,890          1,618
  Restricted escrows                                             1,319          1,460
  Other assets                                                   1,020            308
  Investment properties:
   Land                                                         13,404         13,404
   Buildings and related personal property                     146,751        146,056
                                                               160,155        159,460
   Less accumulated depreciation                              (100,640)       (98,975)
                                                                59,515         60,485
                                                              $ 66,249      $ 68,919
Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                             $ 334         $ 1,718
  Tenant security deposit liabilities                              957          1,013
  Accrued property taxes                                           857            569
  Other liabilities                                                968            318
  Accrued interest                                               1,013            999
  Due to affiliate                                               3,677          3,608
  Mortgage notes payable, including $26,717 and $28,250
   due to an affiliate at March 31, 2002 and
   December 31, 2001, respectively                             131,325        133,272
  Notes payable                                                 42,060         42,060
  Deferred gain on extinguishment of debt                       42,225         42,225
  Mortgage participation liability                               5,183          4,091

Partners' Deficit                                             (162,350)      (160,954)
                                                              $ 66,249      $ 68,919

Note: The combined balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See Accompanying Notes to Combined Financial Statements


b)

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                                               Three Months Ended
                                                                   March 31,
                                                               2002          2001
Revenues:
   Rental income                                              $ 7,356       $ 7,813
   Other income                                                   529           422
       Total revenues                                           7,885         8,235

Expenses:
   Operating                                                    2,396         2,405
   Property management fees to an affiliate                       323           326
   General and administrative                                     164           148
   Depreciation                                                 1,665         1,526
   Interest, including approximately $933 and $838,
     respectively, to an affiliate                              4,253         3,098
   Property taxes                                                 480           422
       Total expenses                                           9,281         7,925

Net (loss) income                                             $(1,396)       $ 310

Net (loss) income allocated to general partners (2%)           $ (28)         $ 6
Net (loss) income allocated to limited partners (98%)          (1,368)          304
                                                              $(1,396)       $ 310
Net (loss) income per limited partnership interest:
   Portfolio I (644 interests issued and outstanding)         $(1,502)       $ 334
   Portfolio II (267 interests issued and outstanding)        $(1,502)       $ 333

           See Accompanying Notes to Combined Financial Statements


c)

                      VMS NATIONAL PROPERTIES JOINT VENTURE

             COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                                (in thousands)


                                       VMS National Residential Portfolio I
                                                 Limited Partners
                                                                  Limited
                         General    Accumulated   Subscription    Partners'
                         Partners     Deficit        Notes          Total        Total

Partners' deficit at
  December 31, 2001      $(3,577)    $(109,200)      $ (502)      $(109,702)   $(113,279)

Net loss for the
  three months ended
  March 31, 2002             (20)         (967)          --            (967)        (987)

Partners' deficit at
  March 31, 2002         $(3,597)    $(110,167)      $ (502)      $(110,669)   $(114,266)


                                      VMS National Residential Portfolio II
                                                Limited Partners
                                                                 Limited
                         General    Accumulated  Subscription    Partners'
                         Partners     Deficit        Notes         Total        Total

Partners' deficit at
  December 31, 2001      $(1,497)    $ (45,850)     $ (328)      $ (46,178)   $ (47,675)

Net loss for the
  three months ended
  March 31, 2002              (8)         (401)          --           (401)        (409)

Partners' deficit at
  March 31, 2002         $(1,505)    $ (46,251)     $ (328)      $ (46,579)   $ (48,084)

Combined total           $(5,102)    $(156,418)     $ (830)      $(157,248)   $(162,350)

           See Accompanying Notes to Combined Financial Statements


d)

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                 Three Months Ended
                                                                      March 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net (loss) income                                             $(1,396)      $ 310
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                 1,665        1,526
     Amortization of mortgage discounts                           1,092           --
     Change in accounts:
      Receivables and deposits                                     (272)        (272)
      Other assets                                                 (712)        (232)
      Accounts payable                                             (541)          24
      Tenant security deposit liabilities                           (56)          --
      Accrued property taxes                                        288          247
      Accrued interest                                              437          576
      Other liabilities                                             650         (106)
      Due to affiliate                                               69           --
        Net cash provided by operating activities                 1,224        2,073

Cash flows from investing activities:
  Property improvements and replacements                         (1,538)      (1,886)
  Net withdrawals from restricted escrows                           141        1,310
        Net cash used in investing activities                    (1,397)        (576)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (2,370)      (1,047)

Net (decrease) increase in cash and cash equivalents             (2,543)         450
Cash and cash equivalents at beginning of period                  5,048        2,153
Cash and cash equivalents at end of period                      $ 2,505      $ 2,603

Supplemental disclosure of cash flow information:
  Cash paid for interest, including approximately $852 and
   $262 paid to an affiliate                                    $ 3,078      $ 2,522

Supplemental disclosure of non-cash activity:
  Accrued interest added to mortgage notes payable               $ 423        $ 577

At  December  31,  2001  and  2000,   approximately   $843,000   and   $499,000,
respectively,  of  property  improvements  and  replacements  were  included  in accounts  payable which are included in property  improvements  and replacements during the three months ended March 31, 2002 and 2001, respectively.

           See Accompanying Notes to Combined Financial Statements

e)

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited combined financial statements of VMS National Properties Joint Venture (the "Venture" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the combined financial statements and footnotes thereto included in the Venture's Annual Report on Form 10-K for the year ended December 31, 2001. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Deferred Gain and Notes Payable

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

At March 31, 2002 and December 31, 2001, the remaining $38,810,000 of the Assignment Note is non-interest bearing and is payable only after payment of debt of higher priority, including the senior and junior mortgage notes payable. Pursuant to SOP 90-7, the Assignment Note, the Long-Term Loan Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. Interest expense was being recognized through the amortization of the discount which became fully amortized in January 2000.

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

Note C - Participating Mortgage Note

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

The Venture has recorded the estimated fair value of the participation feature as a liability and a debt discount of approximately $36,518,000. During the three months ended March 31, 2002, the Venture amortized approximately $1,092,000 of the debt discount which is included in interest expense. The Venture previously recognized amortization of approximately $4,091,000 related to the debt discount. No such expense was recorded during the three months ended March 31, 2001. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties. These fair values were determined using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors. The Managing General Partner evaluates the fair value of the participation feature on an annual basis or as circumstances dictate that it should be analyzed.

Note D - Transactions with Affiliated Parties

The Venture has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Venture activities. The Revised and Amended Asset Management Agreement provides for (i) certain payments to affiliates for real estate advisory services and asset management of the Venture's retained properties for an annual compensation of $300,000, adjusted annually by the consumer price index and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Venture up to $100,000 per annum.

Asset management fees of approximately $86,000 and $75,000 were paid to affiliates of the Managing General Partner for the three months ended March 31, 2002 and 2001, respectively. These fees are included in general and administrative expenses.

Affiliates of the Managing General Partner are entitled to receive a percentage of the gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $323,000 and $326,000 for the three months ended March 31, 2002 and 2001, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $25,000 for each of the three month periods ended March 31, 2002 and 2001. These expenses are included in general and administrative expenses.

During the three months ended March 31, 2002 and 2001, the Venture paid fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $137,000 and $2,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $31,000 for each of the three months ended March 31, 2002 and 2001. These expenses are included in operating expense.

At March 31, 2002 and December 31, 2001, the Venture owed loans of approximately $3,606,000 to an affiliate of the Managing General plus accrued interest thereon of approximately $71,000 and $2,000, respectively, which are included in due to affiliate on the combined balance sheets. These loans were made in accordance with the Joint Venture Agreement and bear interest at the prime rate plus 3%. The Venture recognized interest expense of approximately $69,000 during the three months ended March 31, 2002. No such interest was recognized during the three months ended March 31, 2001.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At March 31, 2002 and December 31, 2001, the outstanding balance of $79,000 is included in other liabilities.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the bankruptcy plan. There were no property dispositions for which proceeds were received during either of the three months ended March 31, 2002 or 2001.

The junior debt is held by an affiliate of the Managing General Partner. The monthly principal and interest payments are based on monthly excess cash flow for each property, as defined in the mortgage agreement. During the three months ended March 31, 2002 and 2001, the Venture recognized interest expense of approximately $864,000 and $838,000, respectively.

Beginning in 2001, the Venture began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Venture insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2002 and 2001, the Venture was charged by AIMCO and its affiliates approximately $440,000 and $308,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note E - Legal Proceedings

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

Average occupancy rates for the three months ended March 31, 2002 and 2001, for all of the Venture's properties are as follows:

                                                   Average Occupancy
      Property                                      2002       2001

      North Park Apartments
         Evansville, IN (1)                         94%        88%
      Chapelle Le Grande
         Merrillville, IN (2)                       97%        94%
      Terrace Gardens
         Omaha, NE                                  91%        93%
      Forest Ridge Apartments
         Flagstaff, AZ (3)                          95%        98%
      Scotchollow
         San Mateo, CA (4)                          85%        98%
      Pathfinder
         Fremont, CA (4)                            79%        98%
      Buena Vista Apartments
         Pasadena, CA (5)                           97%        92%
      Mountain View Apartments
         San Dimas, CA                              97%        97%
      Crosswood Park
         Citrus Heights, CA (6)                     89%        97%
      Casa de Monterey
         Norwalk, CA                                96%        95%
      The Bluffs
         Milwaukie, OR                              95%        94%
      Watergate Apartments
         Little Rock, AR (7)                        87%        96%
      Shadowood Apartments
         Monroe, LA                                 95%        96%
      Vista Village Apartments
         El Paso, TX (8)                            97%        88%
      The Towers of Westchester Park
         College Park, MD                           99%        98%

(1) The increase in occupancy at North Park Apartments is due to an aggressive resident retention program implemented by the property management team.

(2) The increase in occupancy at Chapelle Le Grande is due to several units being uninhabitable during the first quarter of 2001 due to water damage. The units were occupied during the first quarter of 2002.

(3) The decrease in occupancy at Forest Ridge Apartments was due to a slower economy as a result of a warmer winter affecting the local skiing industry.

(4) Scotchollow and Pathfinder are both located in the San Francisco Bay area which was significantly impacted by layoffs in the airline industry as a result of the terrorist attacks of September 11, 2001. In addition, several local companies in the high tech industry have laid off employees. Both complexes have experienced increases in occupancy subsequent to the first quarter.

(5) The increase in occupancy at Buena Vista Apartments is a result of a policy of not increasing rental rates for renewing leases which has decreased tenant turnover.

(6) The decrease in occupancy at Crosswood Park is due to many first-time home buyers as a result of lower interest rates.

(7) The decrease in occupancy at Watergate Apartments is the result of local competition reducing rental rates to attract tenants. The complex management has implemented a similar plan to combat the effects of competitor concessions.

(8) The increase in occupancy at Vista Village Apartments is a result of concessions offered to potential tenants in order to better compete in the local market.

Results of Operations

The Venture recorded a net loss for the three months ended March 31, 2002 of approximately $1,396,000 compared to net income of approximately $310,000 for the corresponding period in 2001. The decrease in net income is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to a decrease in occupancy at seven of the Venture's properties partially offset by an increase in occupancy at seven of the Venture's properties and an increase in the average rental rates at fourteen out of fifteen of the Venture's properties. Other income increased due primarily to an increase in tenant reimbursements and lease cancellation fees.

Total expenses increased due to an increase in interest, depreciation and property tax expense. The increase in interest expense is due to the amortization of the debt discount related to the mortgage participation liability and to interest recognized on the loan made to the Partnership in December 2001 by the Managing General Partner. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Property tax expense increased due to an increase in the assessed value by the local taxing authorities at Crosswood Park, Casa de Monterey, Vista Village and Mountain View Apartments.

Included in general and administrative expenses for the three months ended March 31, 2002 and 2001 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Venture. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2002, the Venture had cash and cash equivalents of approximately $2,505,000 compared to approximately $2,603,000 at March 31, 2001. Cash and cash equivalents decreased approximately $2,543,000 from December 31, 2001 due to approximately $2,370,000 and $1,397,000 of cash used in financing and investing activities, respectively, partially offset by approximately $1,224,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the investment properties. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrow accounts maintained by the mortgage lender. The Venture invests its working capital reserves in interest bearing accounts.

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

The Venture is restricted to annual capital improvements of $300 per unit for all of the properties which is the limit set by the Junior Debt for funding of capital improvements. The Venture, the holder ("AIMCO LP") of the Junior Debt encumbering the properties and the servicer of the Senior Debt encumbering the properties have agreed to a procedure to assess whether or not capital expenditures, in addition to those permitted under the $300 per unit maximum, are needed at the properties and the methodology for funding any such capital expenditures. During 1999, the Venture and the holders of the Junior and Senior Debt agreed that additional capital expenditures were required and that these expenditures would be funded out of the cash flows from the properties that otherwise would have been utilized to pay debt service on the Junior Debt. In November 1999, an agreement was signed relating to the required capital expenditures at Towers of Westchester Park. In July 2000, similar agreements were signed relating to North Park Apartments, Scotchollow, Pathfinder Village, Buena Vista Apartments, Mountain View Apartments, Casa de Monterey and The Bluffs. In August 2000, agreements were signed relating to Shadowood Apartments, Crosswood Park, Vista Village Apartments, Watergate Apartments, Chapelle Le Grande, and Forest Ridge Apartments and in September 2000, an agreement was signed relating to Terrace Gardens.

North Park Apartments: As of March 31, 2002, all capital expenditures required under the agreement signed in July 2000, as discussed above, have been completed. In addition, approximately $85,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering replacements, air conditioning upgrades and interior decorations. The Venture completed approximately $44,000 in capital expenditures at North Park Apartments during the three months ended March 31, 2002, consisting primarily of floor covering replacements, sewer improvements and office computers. These improvements were funded from operating cash flow and replacement reserves.

Chappelle Le Grande: As of March 31, 2002, all capital expenditures required under the agreement signed in August 2000, as discussed above, have been completed. In addition, approximately $32,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering, appliance and air conditioning replacements. The Venture completed approximately $16,000 in capital expenditures at Chappelle Le Grande during the three months ended March 31, 2002, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow and replacement reserves.

Terrace Gardens: The methodology discussed above for funding the required capital expenditures has been applied to Terrace Gardens. The parties agreed that this property required capital expenditures which have a revised completion date of June 30, 2002 and which are estimated to cost approximately $433,000, of which approximately $340,000 were completed as of March 31, 2002. Approximately $21,000 of these expenditures were completed during 2002. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. In addition, approximately $38,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering and appliance replacements. The Venture completed approximately $21,000 in capital expenditures, including the aforementioned capital expenditures, at Terrace Gardens during the three months ended March 31, 2002, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow and replacement reserves.

Forest Ridge Apartments: As of March 31, 2002, all capital expenditures required under the agreement signed in August 2000, as discussed above, have been completed. In addition, approximately $83,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering and appliance replacements, water heaters and plumbing fixtures. The Venture completed approximately $44,000 in capital expenditures at Forest Ridge Apartments during the three months ended March 31, 2002, consisting primarily of floor covering replacements, water heaters and plumbing fixtures. These improvements were funded from operating cash flow and replacement reserves.

Scotchollow: The methodology discussed above for funding the required capital expenditures has been applied to Scotchollow. The parties agreed that this property required capital expenditures which have a revised completion date of June 30, 2002 and which are estimated to cost approximately $941,000, of which approximately $900,000 were completed as of March 31, 2002. Approximately $7,000 of these expenditures were completed during 2002. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. In addition, approximately $125,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering and appliance replacements, interior decoration, plumbing fixtures and other structural improvements. The Venture completed approximately $121,000 in capital expenditures, including the aforementioned capital expenditures, at Scotchollow during the three months ended March 31, 2002, consisting primarily of floor covering and appliance replacements, major landscaping, structural improvements and plumbing fixtures. These improvements were funded from operating cash flow and replacement reserves.

Pathfinder Village: The methodology discussed above for funding the required capital expenditures has been applied to Pathfinder Village. The parties agreed that this property required capital expenditures which have a revised completion date of June 30, 2002 and which are estimated to cost approximately $1,237,000. As of March 31, 2002, the Partnership has spent approximately $1,242,000 on these budgeted items. Approximately $19,000 of these expenditures were completed during 2002. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. In addition, approximately $74,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering and appliance replacements, interior decoration, plumbing fixtures and other structural improvements. The Venture completed approximately $131,000 in capital expenditures, including the aforementioned expenditures, at Pathfinder Village during the three months ended March 31, 2002, consisting primarily of floor covering and roof replacements. These improvements were funded from operating cash flow and replacement reserves.

Buena Vista Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Buena Vista Apartments. The parties agreed that this property required capital expenditures which have a revised completion date of June 30, 2002 and which are estimated to cost approximately $174,000, of which approximately $156,000 were completed as of March 31, 2002 (none in 2002). These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. In addition, approximately $28,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering and appliance replacements. The Venture completed approximately $23,000 in capital expenditures, including the aforementioned capital expenditures, at Buena Vista Apartments during the three months ended March 31, 2002, consisting primarily of floor covering and appliance replacements, plumbing fixtures and other improvements. These improvements were funded from operating cash flow and replacement reserves.

Mountain View Apartments: As of March 31, 2002, all capital expenditures required under the agreement signed in July 2000, as discussed above, have been completed. In addition, approximately $50,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering and appliance replacements, plumbing fixtures, air conditioning and cabinet upgrades and furniture and fixtures. The Venture completed approximately $45,000 in capital expenditures at Mountain View Apartments during the three months ended March 31, 2002, consisting primarily of countertops, plumbing fixtures and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves.

Crosswood Park: The methodology discussed above for funding the required capital expenditures has been applied to Crosswood Park. The parties agreed that this property required capital expenditures which have a revised completion date of June 30, 2002 and which are estimated to cost approximately $301,000, of which approximately $251,000 were completed as of March 31, 2002. Approximately $3,000 of these expenditures were completed during 2002. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. In addition, approximately $54,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering, appliance and water heater replacements and air conditioning upgrades. The Venture completed approximately $64,000 in capital expenditures, including the aforementioned capital expenditures, at Crosswood Park during the three months ended March 31, 2002, consisting primarily of structural improvements, air conditioning upgrades, floor covering replacements and major landscaping. These improvements were funded from operating cash flow and replacement reserves.

Casa de Monterey: The methodology discussed above for funding the required capital expenditures has been applied to Casa de Monterey. The parties agreed that this property required capital expenditures which have a revised completion date of June 30, 2002 and which are estimated to cost approximately $378,000, of which approximately $361,000 were completed as of March 31, 2002 (none in 2002). These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. In addition, approximately $43,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering and appliance replacements, office computers, plumbing and air conditioning upgrades. The Venture completed approximately $32,000 in capital expenditures, including the aforementioned capital expenditures, at Casa de Monterey during the three months ended March 31, 2002, consisting primarily of floor covering and appliance replacements, air conditioning upgrades and parking lot improvements. These improvements were funded from operating cash flow.

The Bluffs: The methodology discussed above for funding the required capital expenditures has been applied to The Bluffs. The parties agreed that this property required capital expenditures which have a revised completion date of June 30, 2002 and which are estimated to cost approximately $52,000, of which approximately $29,000 were completed as of March 31, 2002. Approximately $12,000 of these expenditures were completed during 2002. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. In addition, approximately $41,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering replacements, interior decoration and plumbing fixtures. The Venture completed approximately $18,000 in capital expenditures, including the aforementioned capital expenditures, at The Bluffs during the three months ended March 31, 2002, consisting primarily of floor covering replacements, office computers and structural improvements. These improvements were funded from operating cash flow and replacement reserves.

Watergate Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Watergate Apartments. The parties agreed that this property required capital expenditures which have a revised completion date of June 30, 2002 and which are estimated to cost approximately $186,000, of which approximately $122,000 were completed as of March 31, 2002. Approximately $36,000 of these expenditures were completed during 2002. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the Junior Debt. In addition, approximately $42,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of office computers, floor covering and appliance replacements and air conditioning and plumbing upgrades. The Venture completed approximately $49,000 in capital expenditures, including the aforementioned capital expenditures, at North Park Apartments during the three months ended March 31, 2002, consisting primarily of roof and floor covering replacements and sewer upgrades. These improvements were funded from operating cash flow.

Shadowood Apartments: As of March 31, 2002, all capital expenditures required under the agreement signed in August 2000, as discussed above, have been completed. In addition, approximately $36,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering and appliance replacements and water heater, air conditioning and plumbing upgrades. The Venture completed approximately $13,000 in capital expenditures at Shadowood Apartments during the three months ended March 31, 2002, consisting primarily of floor covering replacements and swimming pool enhancements. These improvements were funded from operating cash flow.

Vista Village Apartments: As of March 31, 2002, all capital expenditures required under the agreement signed in August 2000, as discussed above, have been completed. In addition, approximately $66,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering replacements and parking lot resurfacing. The Venture completed approximately $27,000 in capital expenditures at Vista Village Apartments during the three months ended March 31, 2002, consisting primarily of water heaters and air conditioning upgrades and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves.

Towers of Westchester Park: As of March 31, 2002, all capital expenditures required under the agreement signed in November 1999, as discussed above, have been completed. In addition, approximately $91,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of major landscaping, cabinet, floor covering and appliance replacements, interior decoration, heating and air conditioning upgrades. The Venture completed approximately $47,000 in capital expenditures at Towers of Westchester Park during the three months ended March 31, 2002, consisting primarily of major landscaping, plumbing fixtures and cabinet and appliance replacements. These improvements were funded from operating cash flow.

The Venture has budgeted $888,000 ($300 per unit) for all of the properties which is equal to the limit set by the second mortgage notes for funding of capital improvements. As the Venture identifies properties which require additional improvements discussions are held with the holders of both the first and second mortgage notes for approval to perform agreed upon capital improvements.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Senior Debt encumbering all of the properties totals approximately $104,608,000 and is being amortized over 25 years, with a balloon payment of $93,243,000 due January 2008. The Junior Debt, which also matures January 2008, totals approximately
$26,717,000 and requires monthly payments based upon monthly excess cash flow for each property. The Assignment Note and Long-Term Arrangement Fee Notes totaling approximately $42,060,000 are non-interest bearing, are subordinate to the Senior and Junior Debt and are only payable from the proceeds of the sale or refinancing of the properties.

There were no cash distributions to the partners of either of the Partnerships for the three months ended March 31, 2002 and 2001. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions. Future cash distributions are subject to the order of distributions as stipulated by Venture's Plan of Reorganization. The source of future distributions will depend upon the levels of net cash generated from operations, the availability of cash reserves, and timing of debt maturities, refinancings and/or property sales. The Partnerships' cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnerships will generate sufficient funds from operations, after required capital expenditures and the order of distributions as stipulated by the Venture's bankruptcy plan, to permit any distributions to partners during the remainder of 2002 or subsequent periods.

As a result of tender offers, AIMCO and its affiliates currently own 66.25 units of limited partnership interest in Portfolio I representing 10.29% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 12.29%. AIMCO and its affiliates currently own 37.83 units of limited partnership interest in Portfolio II representing 14.17% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 16.17%. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 13.43% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnerships for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Venture is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis except for advances made from an affiliate of the Managing General Partner. These advances bear interest at the prime rate plus three basis points. Based on interest rates at March 31, 2002, an increase or decrease of 100 basis points in market interest rates would not have a material impact on the Venture.

The following table summarizes the Venture's debt obligations at March 31, 2002. The interest rates represent the weighted-average rates. The fair value of the Venture's first mortgages, after discounting the scheduled loan payments to maturity, is approximately $110,406,000 at March 31, 2002, however, the Venture is precluded from refinancing the first mortgage until January 2007. The
Managing General Partner believes that it is not appropriate to use the Venture's incremental borrowing rate for the second mortgages, as there is currently no market in which the Venture could obtain similar financing. Therefore, the Managing General Partner considers estimation of fair value to be impracticable for this indebtedness.


                                                   Long-term Debt
                                          Principal             Weighted-average
                                       (in thousands)             Interest Rate

              2002                         $ 1,151                    8.50%
              2003                           1,705                    8.50%
              2004                           1,832                    8.50%
              2005                           2,022                    8.50%
              2006                           2,201                    8.50%
           Thereafter                      122,414                    9.01%
                                          $131,325

As principal payments for the junior loans are based upon monthly cash flow, all principal is assumed to be repaid at maturity.

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 11, Calculation of Net Income (Loss) Per Investor.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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


                                    VMS National Residential Portfolio II


                                    By:   MAERIL, Inc.
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President and
                                          Controller


                                    Date:

Exhibit 11


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                CALCULATION OF NET INCOME (LOSS) PER INVESTOR
                     (in thousands, except per unit data)



                                                          For the Three Months
                                                             Ended March 31,
                                                            2002          2001

VMS National Properties net (loss) income                 $(1,396)        $ 310
  Portfolio I net income                                       --            --
  Portfolio II net income                                      --            --
        Combined net (loss) income                        $(1,396)        $ 310

Portfolio I allocation:  70.69%                            $ (987)        $ 219
                                                               --            --
                                                           $ (987)        $ 219

Net (loss) income to general partner (2%)                  $ (20)          $ 4

Net (loss) income to limited partners (98%)                $ (967)        $ 215

Number of Limited Partner units                               644           644

Net (loss) income per limited partnership
  interest                                                $(1,502)        $ 334

Portfolio II allocation:  29.31%                           $ (409)        $  91
                                                               --            --
                                                           $ (409)        $  91

Net (loss) income to general partner (2%)                   $ (8)          $  2

Net (loss) income to limited partners (98%)                $ (401)        $  89

Number of Limited Partner units                               267           267

Net (loss) income per limited partnership
  interest                                                $(1,502)        $ 333