Form 10-Q
period 2002-06-30
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2002-08-14
CIK 789089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

                                       or

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

ITEM 1.     FINANCIAL STATEMENTS



                      VMS NATIONAL PROPERTIES JOINT VENTURE

                             COMBINED BALANCE SHEETS
                                (in thousands)


                                                              June 30,    December 31,
                                                                2002          2001
                                                            (Unaudited)      (Note)
Assets:
  Cash and cash equivalents                                   $ 3,137        $ 5,048
  Receivables and deposits                                       1,825          1,618
  Restricted escrows                                             1,465          1,460
  Other assets                                                     701            308
  Investment properties:
   Land                                                         13,404         13,404
   Buildings and related personal property                     147,480        146,056
                                                               160,884        159,460
   Less accumulated depreciation                              (102,225)       (98,975)
                                                                58,659         60,485
                                                              $ 65,787      $ 68,919
Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                             $ 636         $ 1,718
  Tenant security deposit liabilities                              960          1,013
  Accrued property taxes                                           518            569
  Other liabilities                                              1,125            318
  Accrued interest                                               1,000            999
  Due to affiliate                                               3,753          3,608
  Mortgage notes payable, including $26,529 and $28,250
   due to an affiliate at June 30, 2002 and
   December 31, 2001, respectively                             130,773        133,272
  Mortgage participation liability                               6,312          4,091
  Notes payable                                                 42,060         42,060
  Deferred gain on extinguishment of debt                       42,225         42,225

Partners' Deficit                                             (163,575)      (160,954)
                                                              $ 65,787      $ 68,919


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

           See Accompanying Notes to Combined Financial Statements


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                           Three Months Ended         Six Months Ended
                                                June 30,                  June 30,
                                            2002        2001         2002         2001
Revenues:
  Rental income                           $ 7,463      $ 7,949      $14,819      $15,762
  Other income                                556          476        1,085          898
  Casualty gain                               208           24          208           24
      Total revenues                        8,227        8,449       16,112       16,684

Expenses:
  Operating                                 2,581        2,309        4,977        4,714
  Property management fee to an
    affiliate                                 328          339          651          665
  General and administrative                  137          165          301          313
  Depreciation                              1,711        1,575        3,376        3,101
  Interest                                  4,211        5,003        8,464        8,101
  Property taxes                              484          442          964          864
       Total expenses                       9,452        9,833       18,733       17,758

Net loss                                  $(1,225)     $(1,384)     $(2,621)     $(1,074)

Net loss allocated to general
  partners (2%)                            $ (25)       $ (27)       $ (52)       $ (21)
Net loss allocated to limited
  partners (98%)                           (1,200)      (1,357)      (2,569)      (1,053)

                                          $(1,225)     $(1,384)     $(2,621)     $(1,074)
Net loss per limited partnership interest:
   Portfolio I (644 interests
     issued and outstanding)              $(1,317)     $(1,489)     $(2,820)     $(1,155)
   Portfolio II (267 interests
     issued and outstanding)              $(1,317)     $(1,490)     $(2,820)     $(1,157)

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


           See Accompanying Notes to Combined Financial Statements


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                                   (Unaudited)
                                (in thousands)


                                VMS National Residential Portfolio I
                                         Limited Partners
                         General    Accumulated   Subscription
                         Partners     Deficit        Notes          Total        Total

Partners' deficit at
  December 31, 2001      $(3,577)    $(109,200)      $ (502)      $(109,702)   $(113,279)

Net loss for the
  six months ended
  June 30, 2002              (37)       (1,816)          --          (1,816)      (1,853)

Partners' deficit at
  June 30, 2002          $(3,614)    $(111,016)      $ (502)      $(111,518)   $(115,132)

                               VMS National Residential Portfolio II
                                        Limited Partners
                         General    Accumulated  Subscription
                         Partners     Deficit        Notes         Total         Total

Partners' deficit at
  December 31, 2001      $(1,497)    $ (45,850)     $ (328)      $ (46,178)    $ (47,675)

Net loss for the
  six months ended
  June 30, 2002              (15)         (753)          --           (753)         (768)

Partners' deficit at
 June 30, 2002           $(1,512)    $ (46,603)     $ (328)      $ (46,931)    $ (48,443)

Combined total           $(5,126)    $(157,619)     $ (830)      $(158,449)    $(163,575)

           See Accompanying Notes to Combined Financial Statements


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net loss                                                      $(2,621)     $(1,074)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                 3,376        3,101
     Amortization of discounts                                    2,221        1,887
     Casualty gain                                                 (208)         (24)
     Change in accounts:
      Receivables and deposits                                     (207)        (106)
      Other assets                                                 (393)         (45)
      Accounts payable                                             (369)         238
      Tenant security deposit liabilities                           (53)         (11)
      Due to affiliate                                              145           --
      Accrued property taxes                                        (51)         (13)
      Accrued interest                                              794          618
      Other liabilities                                             807          245
        Net cash provided by operating activities                 3,441        4,816

Cash flows from investing activities:
  Property improvements and replacements                         (2,315)      (3,639)
  Net (deposits to) withdrawals from restricted escrows              (5)       1,648
  Net insurance proceeds                                            260           31
        Net cash used in investing activities                    (2,060)      (1,960)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (3,292)      (3,229)

Net decrease in cash and cash equivalents                        (1,911)        (373)
Cash and cash equivalents at beginning of period                  5,048        2,153
Cash and cash equivalents at end of period                      $ 3,137      $ 1,780

Supplemental disclosure of cash flow information:
  Cash paid for interest, including approximately $796 and
   $1,028 paid to an affiliate                                  $ 5,304      $ 5,590

Supplemental disclosure of non-cash activity:
  Accrued interest added to mortgage notes payable               $ 793        $ 655
  Mortgage participation liability and debt discounts             $ --       $36,518

At  June  30,  2002  and  December  31,  2001  accounts   payable  and  property
improvements  and  replacements  were  adjusted by  approximately  $130,000  and
$843,000, respectively.

At June 30, 2001 accounts payable and property improvements and replacements were adjusted by approximately $499,000 which were included at December 31, 2000.

           See Accompanying Notes to Combined Financial Statements


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited combined financial statements of VMS National Properties Joint Venture (the "Venture" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results which may be expected for the year ending December 31, 2002. For further information, refer to the combined financial statements and footnotes thereto included in the Venture's Annual Report on Form 10-K for the year ended December 31, 2001. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Deferred Gain and Notes Payable

Deferred Gain on Extinguishment of Debt:

When the senior and junior loans refinanced in 1997, the senior loans were recorded at the agreed valuation amount of $110,000,000, which was less than the $152,225,000 face amount of the senior debt. If the Venture defaults on the mortgage notes payable or is unable to pay the outstanding agreed valuation amounts upon maturity, then the note face amounts become due. Accordingly, the Venture deferred recognition of a gain of $42,225,000, which is the difference between the note face amounts and the agreed valuation amounts.

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

At June 30, 2002 and December 31, 2001, the remaining $38,810,000 of the Assignment Note is non-interest bearing and is payable only after payment of debt of higher priority, including the senior and junior mortgage notes payable. Pursuant to SOP 90-7, the Assignment Note, the Long-Term Loan Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. Interest expense was being recognized through the amortization of the discount which became fully amortized in January 2000.

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

The Venture has recorded the estimated fair value of the participation feature as a liability and a debt discount of approximately $36,518,000. During the six months ended June 30, 2002 and 2001, the Venture amortized approximately $2,221,000 and $1,887,000, respectively, of the debt discount which is included in interest expense. The Venture previously recognized amortization of approximately $4,091,000 related to the debt discount as of December 31, 2001. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties. These fair values were determined using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors. The Managing General Partner evaluates the fair value of the participation feature on an annual basis or as circumstances dictate that it should be analyzed.

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

Asset management fees of approximately $166,000 and $150,000 were paid to affiliates of the Managing General Partner for the six months ended June 30, 2002 and 2001, respectively. These fees are included in general and administrative expenses.

Affiliates of the Managing General Partner are entitled to receive a percentage of the gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $651,000 and $665,000 for the six months ended June 30, 2002 and 2001, respectively. These fees are included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $50,000 and $59,000 for the six month periods ended June 30, 2002 and 2001, respectively. These expenses are included in general and administrative expenses.

During the six months ended June 30, 2002 and 2001, the Venture paid fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $160,000 and $15,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties and are included in investment properties.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $62,000 for each of the six months ended June 30, 2002 and 2001. These expenses are included in operating expense.

At June 30, 2002 and December 31, 2001, the Venture owed loans of approximately $3,606,000 to an affiliate of the Managing General plus accrued interest thereon of approximately $147,000 and $2,000, respectively, which are included in due to affiliate on the combined balance sheets. These loans were made in accordance with the Joint Venture Agreement and bear interest at the prime rate plus 3%. The Venture recognized interest expense of approximately $145,000 during the six months ended June 30, 2002. No such interest was recognized during the six months ended June 30, 2001.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At June 30, 2002 and December 31, 2001, the outstanding balance of $79,000 is included in other liabilities.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the bankruptcy plan. There were no property dispositions for which proceeds were received during either of the six months ended June 30, 2002 or 2001.

The junior debt is held by an affiliate of the Managing General Partner. The monthly principal and interest payments are based on monthly excess cash flow for each property, as defined in the mortgage agreement. During the six months ended June 30, 2002 and 2001, the Venture recognized interest expense of approximately $1,593,000 and $1,656,000, respectively.

Beginning in 2001, the Venture began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Venture insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2002 and 2001, the Venture was charged by AIMCO and its affiliates approximately $440,000 and $308,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note E - Casualty Gain

During the six months ended June 30, 2002, a net casualty gain of approximately $208,000 was recorded at Scotchollow. The casualty gain related to damage caused by a fire at the property's clubhouse in January 2002. The gain was a result of the receipt of insurance proceeds of approximately $260,000 offset by approximately $52,000 of undepreciated fixed assets being written off.

During the six months ended June 30, 2001, a net casualty gain of approximately $24,000 was recorded at Watergate Apartments. The casualty gain related to damage caused by an ice storm in December 2000. The gain was a result of the receipt of net insurance proceeds of approximately $31,000 offset by approximately $7,000 of undepreciated fixed assets being written off.

Note F - Casualty Event

In February 2002, a fire occurred at Chapelle Le Grande which caused damage to the property's clubhouse and surrounding structures. The restoration is anticipated to be completed during 2002. Initial insurance proceeds of $101,000 were received during July 2002. The Managing General Partner does not anticipate that this casualty will result in a loss to the Partnership.

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

Average occupancy rates for the six months ended June 30, 2002 and 2001, for all of the Venture's properties are as follows:

                                                   Average Occupancy
      Property                                      2002       2001

      North Park Apartments (1)
         Evansville, IN                             96%        89%
      Chapelle Le Grande (2)
         Merrillville, IN                           98%        93%
      Terrace Gardens
         Omaha, NE                                  94%        94%
      Forest Ridge Apartments (3)
         Flagstaff, AZ                              95%        98%
      Scotchollow (4)
         San Mateo, CA                              89%        97%
      Pathfinder (4)
         Fremont, CA                                84%        97%
      Buena Vista Apartments (5)
         Pasadena, CA                               97%        94%
      Mountain View Apartments
         San Dimas, CA                              97%        97%
      Crosswood Park (6)
         Citrus Heights, CA                         92%        96%
      Casa de Monterey
         Norwalk, CA                                97%        95%
      The Bluffs (1)
         Milwaukie, OR                              95%        92%
      Watergate Apartments (7)
         Little Rock, AR                            90%        94%
      Shadowood Apartments
         Monroe, LA                                 96%        96%
      Vista Village Apartments (8)
         El Paso, TX                                97%        88%
      The Towers of Westchester Park
         College Park, MD                           98%        98%

(1) The increase in occupancy at North Park Apartments and The Bluffs is due to aggressive resident retention and marketing programs implemented by the property management teams.

(2) The increase in occupancy at Chapelle Le Grande is due to several units being uninhabitable during the first and second quarters of 2001 due to water damage. The units were occupied during the first and second quarters of 2002.

(3) The decrease in occupancy at Forest Ridge Apartments is due primarily to a slow market caused by a warm winter affecting the local skiing industry.

(4) Scotchollow and Pathfinder are both located in the San Francisco Bay area which was significantly impacted by layoffs in the airline industry as a result of the terrorist attacks of September 11, 2001. In addition, several local companies in the high tech industry have laid off employees. Both complexes have experienced increases in occupancy near the end of the second quarter.

(5) The increase in occupancy at Buena Vista Apartments is a result of a policy of not increasing rental rates for renewing leases which has decreased tenant turnover.

(6) The decrease in occupancy at Crosswood Park is due to many first-time home buyers as a result of lower interest rates. Crosswood Park has also been affected by a weak economy due to layoffs in the Citrus Heights area.

(7) The decrease in occupancy at Watergate Apartments is the result of local competition reducing rental rates to attract tenants. The complex management has implemented a similar plan to combat the effects of competitor concessions.

(8) The increase in occupancy at Vista Village Apartments is a result of concessions offered to potential tenants in order to better compete in the local market.

Results of Operations

The Venture recorded a net loss for the six months ended June 30, 2002 of approximately $2,621,000 compared to a net loss of approximately $1,074,000 for the corresponding period in 2001. For the three months ended June 30, 2002 the Venture recorded a net loss of approximately $1,225,000 as compared to a net loss of approximately $1,384,000 for the corresponding period in 2001. The increase in net loss for the six month period above is due to an increase in expenses and a decrease in revenues. The decrease in net loss for the three month period above is due to a decrease in expenses slightly offset by a decrease in revenues.

For the six months ended June 30, 2002 as compared to June 30, 2001 the increase in expenses is primarily attributable to increases in interest, operating, depreciation and property tax expenses. Interest expense increased due to an increase in the amortization of the debt discount related to the mortgage participation liability and to the interest recognized on the loan made to the Partnership in December 2001 by the Managing General Partner. Operating expenses increased primarily due to increases in insurance costs at all of the Venture's properties and increased maintenance expenses at Scotchollow and Pathfinder
Village offset by decreased natural gas costs at ten of the Venture's properties. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Property tax expense increased due to an increase in the assessed value and tax rates by the local taxing authorities at Crosswood Park, Casa de Monterey and Vista Village Apartments. Revenues decreased primarily due to significant decreases in occupancy at Scotchollow and Pathfinder Village and decreases in rental rates at six of the Venture's properties. These decreases were partially offset by the casualty gain at Scotchollow as discussed below and increases in other income which consist primarily of increased utility reimbursements.

The decrease in the net loss for the three month period ended June 30, 2002 as compared with the same time period in 2001 is due to a decrease in interest expense caused by a large principal reduction payment on the junior debt late in the first quarter of 2002 offset by increases in operating and depreciation expenses as discussed above.

During the six months ended June 30, 2002, a net casualty gain of approximately $208,000 was recorded at Scotchollow. The casualty gain related to damage caused by a fire at the property's clubhouse in January 2002. The gain was a result of the receipt of insurance proceeds of approximately $260,000 offset by approximately $52,000 of undepreciated fixed assets being written off.

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

Liquidity and Capital Resources

At June 30, 2002, the Venture had cash and cash equivalents of approximately $3,137,000 as compared to approximately $1,780,000 at June 30, 2001. Cash and cash equivalents decreased approximately $1,911,000 for the six months ended June 30, 2002, from December 31, 2001. The decrease in cash and cash equivalents is a result of approximately $3,292,000 and $2,060,000 of cash used in financing and investing activities, respectively, which was partially offset by approximately $3,441,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Venture's investment properties. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to restricted escrow accounts maintained by the mortgage lender partially offset by the receipt of insurance proceeds from a casualty at Scotchollow.

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

The Venture is restricted to annual capital improvements of $300 per unit for all of the properties, which is the limit set by the junior debt for funding of capital improvements. The Venture, the holder of the junior debt encumbering the properties and the servicer of the senior debt encumbering the properties have agreed to a procedure to assess whether or not capital expenditures, in addition to those permitted under the $300 per unit limit, are needed at the properties and the methodology for funding any such capital expenditures. During 1999, the Venture and the holders of the junior and senior debt agreed that additional capital expenditures were required and that these expenditures would be funded out of the cash flows from the properties that otherwise would have been utilized to pay debt services on the junior debt. In November 1999, an agreement was signed relating to the required capital expenditures at Towers of Westchester Park. In July 2000, similar agreements were signed relating to North Park Apartments, Scotchollow, Pathfinder Village, Buena Vista Apartments, Mountain View Apartments, Casa de Monterey and The Bluffs. In August 2000, agreements were signed relating to Shadowood Apartments, Crosswood Park, Vista Village Apartments, Watergate Apartments, Chapelle Le Grande, and Forest Ridge Apartments and in September 2000, an agreement was signed relating to Terrace Gardens. As of June 30, 2002, funds to pay for these expenditures have been set aside and the Venture has resumed making monthly payments on the junior debt to the extent of monthly excess cash flow.

North Park Apartments: As of June 30, 2002, all capital expenditures required under the agreement signed in July 2000, as discussed above, have been completed. In addition, approximately $85,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering replacements, air conditioning upgrades and interior decorations. The Venture completed approximately $64,000 in capital expenditures at North Park Apartments during the six months ended June 30, 2002, consisting primarily of floor covering replacements, plumbing fixtures and appliances. These improvements were funded from operating cash flow and replacement reserves.

Chappelle Le Grande: As of June 30, 2002, all capital expenditures required under the agreement signed in August 2000, as discussed above, have been completed. In addition, approximately $32,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering, appliance and air conditioning replacements. The Venture completed approximately $17,000 in capital expenditures at Chappelle Le Grande during the six months ended June 30, 2002, consisting primarily of floor covering replacements and office computers. These improvements were funded from operating cash flow and replacement reserves.

Terrace Gardens: The methodology discussed above for funding the required capital expenditures has been applied to Terrace Gardens. The parties agreed that this property required capital expenditures which have a revised completion date of September 30, 2002 and which are estimated to cost approximately $433,000, of which approximately $340,000 were completed as of June 30, 2002. Approximately $23,000 of these expenditures were completed during 2002. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the junior debt. In addition, approximately $38,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering replacements. The Venture completed approximately $31,000 in capital expenditures, including the aforementioned capital expenditures, at Terrace Gardens during the six months ended June 30, 2002, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow and replacement reserves.

Forest Ridge Apartments: As of June 30, 2002, all capital expenditures required under the agreement signed in August 2000, as discussed above, have been completed. In addition, approximately $83,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering and appliance replacements, water heaters and plumbing fixtures. The Venture completed approximately $60,000 in capital expenditures at Forest Ridge Apartments during the six months ended June 30, 2002, consisting primarily of floor covering replacements, water heaters, plumbing fixtures, and office computers. These improvements were funded from operating cash flow and replacement reserves.

Scotchollow: The methodology discussed above for funding the required capital expenditures has been applied to Scotchollow. The parties agreed that this property required capital expenditures which have a revised completion date of September 30, 2002 and which are estimated to cost approximately $941,000, of which approximately $900,000 were completed as of June 30, 2002. Approximately $7,000 of these expenditures were completed during 2002. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the junior debt. In addition, approximately $133,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering and appliance replacements, interior decoration, plumbing fixtures and other structural improvements. The Venture completed approximately $365,000 in capital expenditures, including the aforementioned capital expenditures, at Scotchollow during the six months ended June 30, 2002 and expenditures related to a fire at the property during January 2002 which resulted in approximately $300,000 of replacement costs. The capital expenditures to date consist primarily of floor covering replacements, structural improvements, plumbing fixtures, interior decoration, and appliance replacements. These improvements were funded from insurance proceeds, operating cash flow and replacement reserves.

Pathfinder Village: The methodology discussed above for funding the required capital expenditures has been applied to Pathfinder Village. The parties agreed that this property required capital expenditures which have a revised completion date of September 30, 2002 and which are estimated to cost approximately
$1,237,000. As of June 30, 2002, the Partnership has spent approximately $1,261,000 on these budgeted items. Approximately $38,000 of these expenditures were completed during 2002. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the junior debt. In addition, approximately $128,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering and appliance replacements, interior decoration, plumbing fixtures and other structural improvements. The Venture completed approximately $440,000 in capital expenditures, including the aforementioned expenditures, at Pathfinder Village during the six months ended June 30, 2002, consisting primarily of floor covering and roof replacements, structural improvements, window dressings, land improvements, and appliance replacements. These improvements were funded from operating cash flow and replacement reserves.

Buena Vista Apartments: As of June 30, 2002, all capital expenditures required under the agreement signed in July 2000, as discussed above, have been completed. In addition, approximately $46,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering and appliance replacements. The Venture completed approximately $35,000 in capital expenditures at Buena Vista Apartments during the six months ended June 30, 2002, consisting primarily of floor covering and appliance replacements and plumbing fixtures. These improvements were funded from operating cash flow and replacement reserves.

Mountain View Apartments: As of June 30, 2002, all capital expenditures required under the agreement signed in July 2000, as discussed above, have been completed. In addition, approximately $68,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering and appliance replacements, plumbing fixtures, water heaters, air conditioning and cabinet upgrades and furniture and fixtures. The Venture completed approximately $76,000 in capital expenditures at Mountain View Apartments during the six months ended June 30, 2002, consisting primarily of floor covering replacements, structural improvements and plumbing fixtures. These improvements were funded from operating cash flow and replacement reserves.

Crosswood Park: The methodology discussed above for funding the required capital expenditures has been applied to Crosswood Park. The parties agreed that this property required capital expenditures which have a revised completion date of September 30, 2002 and which are estimated to cost approximately $301,000, of which approximately $283,000 were completed as of June 30, 2002. Approximately $35,000 of these expenditures were completed during 2002. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the junior debt. In addition, approximately $132,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering replacements, structural improvements, major landscaping, appliance replacements and air conditioning upgrades. The Venture completed approximately $136,000 in capital expenditures, including the aforementioned capital expenditures, at Crosswood Park during the six months ended June 30, 2002, consisting primarily of structural improvements, air conditioning upgrades, floor covering replacements, major landscaping, and appliance replacements. These improvements were funded from operating cash flow and replacement reserves.

Casa de Monterey: As of June 30, 2002, all capital expenditures required under the agreement signed in July 2000, as discussed above, have been completed. In addition, approximately $43,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering and appliance replacements, office computers, plumbing and air conditioning upgrades. The Venture completed approximately $66,000 in capital expenditures at Casa de Monterey during the six months ended June 30, 2002, consisting primarily of floor covering replacements, structural improvements, appliance replacements, plumbing fixtures and parking lot improvements. These improvements were funded from operating cash flow and replacement reserves.

The Bluffs: The methodology discussed above for funding the required capital expenditures has been applied to The Bluffs. The parties agreed that this property required capital expenditures which have a revised completion date of September 30, 2002 and which are estimated to cost approximately $52,000, of which approximately $29,000 were completed as of June 30, 2002. Approximately $12,000 of these expenditures were completed during 2002. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the junior debt. In addition, approximately $41,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering replacements, interior decoration and plumbing fixtures. The Venture completed approximately $46,000 in capital expenditures, including the aforementioned capital expenditures, at The Bluffs during the six months ended June 30, 2002, consisting primarily of floor covering and appliance replacements, plumbing fixtures, interior decoration and furnishings. These improvements were funded from operating cash flow and replacement reserves.

Watergate Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Watergate Apartments. The parties agreed that this property required capital expenditures which have a revised completion date of September 30, 2002 and which are estimated to cost approximately $186,000, of which approximately $131,000 were completed as of June 30, 2002. Approximately $45,000 of these expenditures were completed during 2002. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the junior debt. In addition, approximately $125,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of roof repairs, floor covering and appliance replacements and air conditioning and plumbing upgrades. The Venture completed approximately $87,000 in capital expenditures, including the aforementioned capital expenditures, at North Park Apartments during the six months ended June 30, 2002, consisting primarily of roof repairs, floor covering and appliance replacements and structural improvements. These improvements were funded from operating cash flow and replacement reserves.

Shadowood Apartments: As of June 30, 2002, all capital expenditures required under the agreement signed in August 2000, as discussed above, have been completed. In addition, approximately $39,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering and appliance replacements and water heater, air conditioning and plumbing upgrades. The Venture completed approximately $28,000 in capital expenditures at Shadowood Apartments during the six months ended June 30, 2002, consisting primarily of floor covering and appliance replacements and air conditioning upgrades. These improvements were funded from operating cash flow.

Vista Village Apartments: As of June 30, 2002, all capital expenditures required under the agreement signed in August 2000, as discussed above, have been completed. In addition, approximately $83,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering replacements and parking lot resurfacing. The Venture completed approximately $72,000 in capital expenditures at Vista Village Apartments during the six months ended June 30, 2002, consisting primarily of water heaters, air conditioning upgrades, floor covering and appliance replacements and parking lot resurfacing. These improvements were funded from operating cash flow and replacement reserves.

Towers of Westchester Park: As of June 30, 2002, all capital expenditures required under the agreement signed in November 1999, as discussed above, have been completed. In addition, approximately $106,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of major landscaping, cabinet, floor covering and appliance replacements, interior decoration, heating and air conditioning upgrades and plumbing fixtures. The Venture completed approximately $79,000 in capital expenditures at Towers of Westchester Park during the six months ended June 30, 2002, consisting primarily of heating upgrades, plumbing fixtures, interior decorations, and appliance replacements. These improvements were funded from operating cash flow and replacement reserves.

The Venture initially budgeted $888,000 ($300 per unit) for all of the properties which is equal to the limit set by the junior notes for funding of capital improvements. As the Venture identifies properties which require additional improvements discussions are held with the holders of both the senior and junior mortgage notes for approval to perform agreed upon capital improvements.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The senior debt encumbering all of the properties totals approximately $104,244,000 and is being amortized over 25 years, with a balloon payment of $93,243,000 due January 2008. Not including the debt discount relating to the mortgage participation liability, the junior debt, which also matures January 2008, totals approximately $26,529,000 and requires monthly payments based upon monthly excess cash flow for each property. The Assignment Note and Long-Term Arrangement Fee Notes totaling approximately $42,060,000 are non-interest bearing and are subordinate to the senior and junior debt and are only payable from the proceeds of the sale or refinancing of the properties.

There were no cash distributions to the partners of either of the Partnerships for the six months ended June 30, 2002 and 2001. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions. Future cash distributions are subject to the order of distributions as stipulated by Venture's Plan of Reorganization. The source of future distributions will depend upon the levels of net cash generated from operations, the availability of cash reserves, and timing of debt maturities, refinancings and/or property sales. The Partnerships' distribution policies are reviewed on a quarterly basis. There can be no assurance that the Partnerships will generate sufficient funds from operations, after required capital expenditures and the order of distributions as stipulated by the Venture's Plan of Reorganization, to permit any distributions to partners during the remainder of 2002 or subsequent periods.

Other

As a result of tender offers, AIMCO and its affiliates currently own 66.25 units of limited partnership interest in Portfolio I representing 10.29% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 12.29%. AIMCO and its affiliates currently own 37.83 units of limited partnership interest in Portfolio II representing 14.17% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 16.17%. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 13.43% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Partnerships in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.
Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnerships and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The combined financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Venture to make estimates and assumptions. The Venture believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Venture will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Venture would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Venture's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Venture's assets.

Revenue Recognition

The Venture generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Venture will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Participating Mortgage Note

The Venture has a participating mortgage note which requires it to record the estimated fair value of the participation feature as a liability and a debt discount. The fair value of the participation feature is calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties. These fair values are determined using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, physical condition of the property and other factors. The Managing General Partner evaluates the fair value of the participation feature on an annual basis or as circumstances dictate that it should be analyzed.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Venture is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis except for advances made from an affiliate of the Managing General Partner. These advances bear interest at the prime rate plus three basis points. Based on interest rates at June 30, 2002, an increase or decrease of 100 basis points in market interest rates would not have a material impact on the Venture.

The following table summarizes the Venture's debt obligations at June 30, 2002. The interest rates represent the weighted-average rates. The fair value of the Venture's first mortgages, after discounting the scheduled loan payments to maturity, is approximately $109,839,000 at June 30, 2002, however, the Venture is precluded from refinancing the first mortgage until January 2007. The
Managing General Partner believes that it is not appropriate to use the Venture's incremental borrowing rate for the second mortgages, as there is currently no market in which the Venture could obtain similar financing. Therefore, the Managing General Partner considers estimation of fair value to be impracticable for this indebtedness.


                                                        Long-term Debt
                                                Principal       Weighted-average
                                             (in thousands)      Interest Rate

                  2002                            $ 787               8.50%
                  2003                             1,705              8.50%
                  2004                             1,832              8.50%
                  2005                             2,022              8.50%
                  2006                             2,201              8.50%
               Thereafter                        122,226              9.01%
                                                $130,773

As principal payments for the junior loans are based upon monthly cash flow, all principal is assumed to be repaid at maturity.

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 3(a), VMS National Properties Joint Venture Agreement (Exhibit 3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference).

                  Exhibit 3(b), Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership of VMS National Properties Portfolio I (Exhibit 3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference).

                  Exhibit 3(c), Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership of VMS
                  National Properties Portfolio II (Exhibit 3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference).

                  Exhibit 11, Calculation of Net Loss Per Investor.

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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



                                    VMS NATIONAL PROPERTIES JOINT VENTURE
                                    (Registrant)


                                    VMS National Residential Portfolio I


                                    By:   MAERIL, Inc.
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    VMS National Residential Portfolio II


                                    By:   MAERIL, Inc.
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 11




                      VMS NATIONAL PROPERTIES JOINT VENTURE

                      CALCULATION OF NET LOSS PER INVESTOR
                       (in thousands, except unit data)



                                                            For the Six Months
                                                               Ended June 30,
                                                            2002          2001

VMS National Properties net loss                          $(2,621)       $(1,074)
  Portfolio I net loss                                         --             --
  Portfolio II net loss                                        --             --
        Combined net loss                                 $(2,621)       $(1,074)

Portfolio I allocation:  70.69%                           $(1,853)       $ (759)

Net loss to general partner (2%)                           $ (37)         $ (15)

Net loss to limited partners (98%)                        $(1,816)       $ (744)

Number of Limited Partner units                               644            644

Net loss per limited partnership interest                 $(2,820)       $(1,155)

Portfolio II allocation:  29.31%                           $ (768)       $ (315)

Net loss to general partner (2%)                           $ (15)         $ (6)

Net loss to limited partners (98%)                         $ (753)       $ (309)

Number of Limited Partner units                               267            267

Net loss per limited partnership interest                 $(2,820)       $(1,157)


Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of VMS National Properties Joint Venture (the "Venture"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Venture, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Venture, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Venture.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Venture for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.