Form 10-Q
period 2002-09-30
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2002-11-14
CIK 789089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2002

                                       or

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

ITEM 1.     FINANCIAL STATEMENTS



                      VMS NATIONAL PROPERTIES JOINT VENTURE

                             COMBINED BALANCE SHEETS
                                 (in thousands)


                                                           September 30,  December 31,
                                                                2002          2001
                                                            (Unaudited)       (Note)
Assets:
  Cash and cash equivalents                                   $ 2,733        $ 5,048
  Receivables and deposits                                       2,006          1,618
  Restricted escrows                                             1,112          1,460
  Other assets                                                     627            308
  Investment properties:
   Land                                                         13,404         13,404
   Buildings and related personal property                     148,482        146,056
                                                               161,886        159,460
   Less accumulated depreciation                              (103,782)       (98,975)
                                                                58,104         60,485
                                                              $ 64,582      $ 68,919
Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                             $ 521         $ 1,718
  Tenant security deposit liabilities                              920          1,013
  Accrued property taxes                                           893            569
  Other liabilities                                                938            318
  Accrued interest                                                 932            999
  Due to affiliate                                               3,827          3,608
  Mortgage notes payable, including $25,392 and $28,250
   due to an affiliate at September 30, 2002 and
   December 31, 2001, respectively                             129,258        133,272
  Mortgage participation liability                               7,466          4,091
  Notes payable                                                 42,060         42,060
  Deferred gain on extinguishment of debt                       42,225         42,225

Partners' Deficit                                             (164,458)      (160,954)
                                                              $ 64,582      $ 68,919


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

              See Accompanying Notes to Combined Financial Statements


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                           Three Months Ended        Nine Months Ended
                                              September 30,            September 30,
                                            2002        2001         2002         2001
Revenues:
  Rental income                           $ 7,435      $ 7,809      $22,254      $23,571
  Other income                                651          481        1,736        1,379
  Casualty gain                               283           39          491           63
      Total revenues                        8,369        8,329       24,481       25,013

Expenses:
  Operating                                 2,367        2,499        7,344        7,213
  Property management fee to an
    affiliate                                 327          335          978        1,000
  General and administrative                  147          158          448          471
  Depreciation                              1,681        1,584        5,057        4,685
  Interest                                  4,240        4,240       12,704       12,341
  Property taxes                              490          472        1,454        1,336
       Total expenses                       9,252        9,288       27,985       27,046

Net loss                                   $ (883)     $ (959)      $(3,504)     $(2,033)

Net loss allocated to general
  partners (2%)                            $ (18)       $ (19)       $ (70)       $ (41)
Net loss allocated to limited
  partners (98%)                             (865)        (940)      (3,434)      (1,992)

                                           $ (883)     $ (959)      $(3,504)     $(2,033)
Net loss per limited partnership interest:
   Portfolio I (644 interests
     issued and outstanding)               $ (949)     $(1,031)     $(3,770)     $(2,186)
   Portfolio II (267 interests
     issued and outstanding)               $ (948)     $(1,030)     $(3,768)     $(2,187)

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

              See Accompanying Notes to Combined Financial Statements


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                                   (Unaudited)
                                 (in thousands)


                                       VMS National Residential Portfolio I
                                         Limited Partners
                         General    Accumulated  Subscription
                         Partners     Deficit        Notes          Total        Total

Partners' deficit at
  December 31, 2001      $(3,577)    $(109,200)      $ (502)      $(109,702)   $(113,279)

Net loss for the
  nine months ended
  September 30, 2002         (49)       (2,428)          --          (2,428)      (2,477)

Partners' deficit at
  September 30, 2002     $(3,626)    $(111,628)      $ (502)      $(112,130)   $(115,756)

                                       VMS National Residential Portfolio II
                                        Limited Partners
                         General    Accumulated   Subscription
                         Partners     Deficit        Notes         Total         Total

Partners' deficit at
  December 31, 2001      $(1,497)    $ (45,850)     $ (328)      $ (46,178)    $ (47,675)

Net loss for the
  nine months ended
  September 30, 2002         (21)      (1,006)           --         (1,006)       (1,027)

Partners' deficit at
  September 30, 2002     $(1,518)    $ (46,856)     $ (328)      $ (47,184)    $ (48,702)

Combined total           $(5,144)    $(158,484)     $ (830)      $(159,314)    $(164,458)

              See Accompanying Notes to Combined Financial Statements


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2002         2001
Cash flows from operating activities:
  Net loss                                                      $(3,504)     $(2,033)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                 5,057        4,685
     Amortization of discounts                                    3,375        3,026
     Casualty gain                                                 (491)         (63)
     Change in accounts:
      Receivables and deposits                                     (430)        (172)
      Other assets                                                 (319)        (137)
      Accounts payable                                             (403)         462
      Tenant security deposit liabilities                           (93)         (22)
      Due to affiliate                                              219           --
      Accrued property taxes                                        324          356
      Accrued interest                                              894          772
      Other liabilities                                             620          126
        Net cash provided by operating activities                 5,249        7,000

Cash flows from investing activities:
  Property improvements and replacements                         (3,571)      (5,187)
  Net withdrawals from restricted escrows                           348        2,122
  Net insurance proceeds                                            634           88
        Net cash used in investing activities                    (2,589)      (2,977)

Cash flows used in financing activities:
  Payments on mortgage notes payable                             (4,975)      (4,402)

Net decrease in cash and cash equivalents                        (2,315)        (379)
Cash and cash equivalents at beginning of period                  5,048        2,153
Cash and cash equivalents at end of period                      $ 2,733      $ 1,774

Supplemental disclosure of cash flow information:
  Cash paid for interest, including approximately $1,445
   and $1,676 paid to an affiliate                              $ 8,217      $ 8,533

Supplemental disclosure of non-cash activity:
  Accrued interest added to mortgage notes payable               $ 961        $ 815

At September 30, 2002 and December 31, 2001 accounts payable and property improvements and replacements were adjusted by approximately $49,000 and $843,000, respectively.

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

              See Accompanying Notes to Combined Financial Statements


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited combined financial statements of VMS National Properties Joint Venture (the "Venture" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results which may be expected for the year ending December 31, 2002. For further information, refer to the combined financial statements and footnotes thereto included in the Venture's Annual Report on Form 10-K for the year ended December 31, 2001. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

At September 30, 2002 and December 31, 2001, the remaining $38,810,000 of the Assignment Note is non-interest bearing and is payable only after payment of debt of higher priority, including the senior and junior mortgage notes payable. Pursuant to SOP 90-7, the Assignment Note, the Long-Term Loan Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. Interest expense was being recognized through the amortization of the discount which became fully amortized in January 2000.

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

The Venture has recorded the estimated fair value of the participation feature as a liability and a debt discount of approximately $36,518,000. During the nine months ended September 30, 2002 and 2001, the Venture amortized approximately $3,375,000 and $3,026,000, respectively, of the debt discount which is included in interest expense. The Venture previously recognized amortization of approximately $4,091,000 related to the debt discount as of December 31, 2001. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties. These fair values were determined using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors. The Managing General Partner evaluates the fair value of the participation feature on an annual basis or as circumstances dictate that it should be analyzed.

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

Asset management fees of approximately $246,000 and $225,000 were paid to affiliates of the Managing General Partner for the nine months ended September 30, 2002 and 2001, respectively. These fees are included in general and administrative expense.

Affiliates of the Managing General Partner are entitled to receive a percentage of the gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $978,000 and $1,000,000 for the nine months ended September 30, 2002 and 2001, respectively. These fees are included in operating expense.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $75,000 and $84,000 for the nine month periods ended September 30, 2002 and 2001, respectively. These expenses are included in general and administrative expense.

During the nine months ended September 30, 2002 and 2001, the Venture paid fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $231,000 and $342,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties and are included in investment properties.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $93,000 for each of the nine months ended September 30, 2002 and 2001. These expenses are included in operating expense.

At September 30, 2002 and December 31, 2001, the Venture owed loans of approximately $3,606,000 to an affiliate of the Managing General Partner plus accrued interest thereon of approximately $221,000 and $2,000, respectively, which are included in due to affiliate on the combined balance sheets. These loans were made in accordance with the Joint Venture Agreement and bear interest at the prime rate plus 3%. The Venture recognized interest expense of approximately $219,000 during the nine months ended September 30, 2002. No such interest was earned by the affiliate during the nine months ended September 30, 2001.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At September 30, 2002 and December 31, 2001, the outstanding balance of $79,000 is included in other liabilities.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the bankruptcy plan. There were no property dispositions for which proceeds were received during either of the nine months ended September 30, 2002 or 2001.

The junior debt is held by an affiliate of the Managing General Partner. The monthly principal and interest payments are based on monthly excess cash flow for each property, as defined in the mortgage agreement. During the nine months ended September 30, 2002 and 2001, the Venture recognized interest expense of approximately $2,344,000 and $2,459,000, respectively.

Beginning in 2001, the Venture began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Venture insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2002 and 2001, the Venture was charged by AIMCO and its affiliates approximately $440,000 and $308,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note E - Casualty Gain

During the nine months ended September 30, 2002, the Partnership recorded a net casualty gain of approximately $491,000. The casualty gain resulted from both a fire and wind damage at Chappelle Le Grande, a fire at Scotchollow and wind damage at Terrace Gardens as discussed below.

In March 2002, a wind storm caused roof damage at Chappelle Le Grande. The gain of approximately $62,000 associated with this casualty was the result of the receipt of insurance proceeds of approximately $74,000 offset by approximately $12,000 of undepreciated property improvements and replacements being written off.

In February 2002, a fire at Chappelle Le Grande caused damage to the clubhouse and surrounding structures. A net casualty gain of approximately $44,000 was recorded in relation to this fire. The gain was the result of the receipt of insurance proceeds of approximately $101,000 offset by approximately $15,000 of undepreciated property improvements and replacements being written off and approximately $42,000 of emergency repairs made at the property. The Managing General Partner is in discussions with the insurance carrier and anticipates that additional insurance proceeds to cover the emergency repairs will be received related to this casualty.

In January 2002, a fire caused damage to the fitness center at Scotchollow. A net casualty gain of approximately $352,000 was recorded in relation to this fire. The gain was a result of the receipt of insurance proceeds of approximately $426,000 offset by approximately $74,000 of undepreciated property improvements and replacements being written off.

During the nine months ended September 30, 2001, a net casualty gain of approximately $40,000 was recorded at Terrace Gardens. The casualty gain related to wind damage in April 2001. The gain was the result of the receipt of insurance proceeds of approximately $58,000 offset by approximately $18,000 of undepreciated property improvements and replacements being written off. During the nine months ended September 30, 2002, final insurance proceeds of approximately $33,000 related to this casualty were received and recorded as an additional casualty gain.

During the nine months ended September 30, 2001, a net casualty gain of approximately $23,000 was recorded at Watergate Apartments. The casualty gain related to damage caused by an ice storm in December 2000. The gain was a result of the receipt of net insurance proceeds of approximately $30,000 offset by approximately $7,000 of undepreciated fixed assets being written off.

Note F - Legal Proceedings

The Venture is not aware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

Average occupancy rates for the nine months ended September 30, 2002 and 2001, for all of the Venture's properties are as follows:

                                                   Average Occupancy
      Property                                      2002       2001

      North Park Apartments (1)
         Evansville, IN                             96%        89%
      Chapelle Le Grande (2)
         Merrillville, IN                           96%        92%
      Terrace Gardens
         Omaha, NE                                  95%        93%
      Forest Ridge Apartments (3)
         Flagstaff, AZ                              94%        98%
      Scotchollow (4)
         San Mateo, CA                              90%        95%
      Pathfinder (4)
         Fremont, CA                                88%        97%
      Buena Vista Apartments (1)
         Pasadena, CA                               97%        93%
      Mountain View Apartments
         San Dimas, CA                              96%        98%
      Crosswood Park
         Citrus Heights, CA                         94%        96%
      Casa de Monterey (1)
         Norwalk, CA                                98%        95%
      The Bluffs (1)
         Milwaukie, OR                              94%        90%
      Watergate Apartments
         Little Rock, AR                            91%        93%
      Shadowood Apartments
         Monroe, LA                                 97%        97%
      Vista Village Apartments (5)
         El Paso, TX                                96%        88%
      The Towers of Westchester Park
         College Park, MD                           98%        98%

(1) The increase in occupancy at North Park Apartments, The Bluffs, Buena Vista Apartments and Casa de Monterey is due to aggressive resident retention and marketing programs implemented by the property management teams.

(2) The increase in occupancy at Chapelle Le Grande is due to several units being uninhabitable during the first and second quarters of 2001 due to water damage. The units were occupied during the first and second quarters of 2002.

(3) The decrease in occupancy at Forest Ridge Apartments is due primarily to a slow market caused by a warm winter affecting the local skiing industry in early 2002.

(4) Scotchollow and Pathfinder Village are both located in the San Francisco Bay area which was significantly impacted by layoffs in the airline industry as a result of the terrorist attacks of September 11, 2001. In addition, several local companies in the high tech industry have laid off employees. Both complexes have experienced slight increases in occupancy in the third quarter.

(5) The increase in occupancy at Vista Village Apartments is a result of concessions offered to potential tenants in order to better compete in the local market.

Results of Operations

The Venture recorded a net loss for the nine months ended September 30, 2002 of approximately $3,504,000 compared to a net loss of approximately $2,033,000 for the corresponding period in 2001. For the three months ended September 30, 2002 the Venture recorded a net loss of approximately $883,000 as compared to a net loss of approximately $959,000 for the corresponding period in 2001. The increase in net loss for the nine month period above is due to an increase in total expenses and a decrease in total revenues. The decrease in net loss for the three month period above is due to an increase in total revenues and a decrease in total expenses.

For the nine months ended September 30, 2002 as compared to September 30, 2001 the increase in total expenses is primarily attributable to increases in interest, operating, depreciation and property tax expenses. Interest expense increased due to an increase in the amortization of the debt discount related to the mortgage participation liability and to the interest recognized on the loan made to the Partnership in December 2001 by the Managing General Partner. Operating expenses increased primarily due to increases in insurance costs at ten of the Venture's fifteen properties and increased maintenance expenses, especially interior painting costs, at Scotchollow, Pathfinder Village and Crosswood Park offset by decreased natural gas costs at eight of the Venture's properties, and a decrease in salaries and related employee expenses. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Property tax expense increased due to an increase in the assessed value and tax rates by the local taxing authorities at Scotchollow, Crosswood Park and Casa de Monterey. Total revenues decreased primarily due to decreases in occupancy at Forest Ridge, Scotchollow and Pathfinder Village and decreases in rental rates at seven of the Venture's properties. These decreases were partially offset by the casualty gain at Scotchollow, Chapelle Le Grande and Terrace Gardens as discussed below and increases in other income which consist primarily of increased utility reimbursements.

For the three months ended September 30, 2002 as compared to September 30, 2001, the increase in total revenues is due to the recognition of casualty gains at Scotchollow, Chappelle Le Grande and Terrace Gardens and an increase in other income offset by a decrease in rental income as discussed above. The decrease in total expenses is primarily attributable to a decrease in natural gas costs included in operating expenses at eight of the Venture's properties offset by an increase in depreciation expense as discussed above.

During the nine months ended September 30, 2002, the Partnership recorded a net casualty gain of approximately $491,000. The casualty gain resulted from both a fire and wind damage at Chappelle Le Grande, a fire at Scotchollow and wind damage at Terrace Gardens as discussed below.

In March 2002, a wind storm caused roof damage at Chappelle Le Grande. The gain of approximately $62,000 associated with this casualty was the result of the receipt of insurance proceeds of approximately $74,000 offset by approximately $12,000 of undepreciated property improvements and replacements being written off.

In February 2002, a fire at Chappelle Le Grande caused damage to the clubhouse and surrounding structures. A net casualty gain of approximately $44,000 was recorded in relation to this fire. The gain was the result of the receipt of insurance proceeds of approximately $101,000 offset by approximately $15,000 of undepreciated property improvements and replacements being written off and approximately $42,000 of emergency repairs made at the property. The Managing General Partner is in discussions with the insurance carrier and anticipates that additional insurance proceeds to cover the emergency repairs will be received related to this casualty.

In January 2002, a fire caused damage to the fitness center at Scotchollow. A net casualty gain of approximately $352,000 was recorded in relation to this fire. The gain was a result of the receipt of insurance proceeds of approximately $426,000 offset by approximately $74,000 of undepreciated property improvements and replacements being written off.

During the nine months ended September 30, 2001, a net casualty gain of approximately $40,000 was recorded at Terrace Gardens. The casualty gain related to wind damage in April 2001. The gain was the result of the receipt of insurance proceeds of approximately $58,000 offset by approximately $18,000 of undepreciated property improvements and replacements being written off. During the nine months ended September 30, 2002, final insurance proceeds of approximately $33,000 related to this casualty were received and recorded as an additional casualty gain.

During the nine months ended September 30, 2001, a net casualty gain of approximately $23,000 was recorded at Watergate Apartments. The casualty gain related to damage caused by an ice storm in December 2000. The gain was a result of the receipt of net insurance proceeds of approximately $30,000 offset by approximately $7,000 of undepreciated fixed assets being written off.

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

Liquidity and Capital Resources

At  September  30,  2002,   the  Venture  had  cash  and  cash   equivalents  of
approximately $2,733,000 as compared to approximately $1,774,000 at September 30, 2001. Cash and cash equivalents decreased approximately $2,315,000 for the nine months ended September 30, 2002, from December 31, 2001. The decrease in cash and cash equivalents is a result of approximately $4,975,000 and $2,589,000 of cash used in financing and investing activities, respectively, which was partially offset by approximately $5,249,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Venture's investment properties. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrow accounts maintained by the mortgage lender and by the receipt of insurance proceeds related to the casualties at Scotchollow, Chapelle Le Grande and Terrace Gardens.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Venture and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Venture expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Venture's properties are detailed below.

The Venture is restricted to annual capital improvements of $300 per unit for all of the properties, which is the limit set by the junior debt for funding of capital improvements. The Venture, the holder of the junior debt encumbering the properties and the servicer of the senior debt encumbering the properties have agreed to a procedure to assess whether or not capital expenditures, in addition to those permitted under the $300 per unit limit, are needed at the properties and the methodology for funding any such capital expenditures. During 1999, the Venture and the holders of the junior and senior debt agreed that additional capital expenditures were required and that these expenditures would be funded out of the cash flows from the properties that otherwise would have been utilized to pay debt services on the junior debt. In November 1999, an agreement was signed relating to the required capital expenditures at Towers of Westchester Park. In July 2000, similar agreements were signed relating to North Park Apartments, Scotchollow, Pathfinder Village, Buena Vista Apartments, Mountain View Apartments, Casa de Monterey and The Bluffs. In August 2000, agreements were signed relating to Shadowood Apartments, Crosswood Park, Vista Village Apartments, Watergate Apartments, Chapelle Le Grande, and Forest Ridge Apartments and in September 2000, an agreement was signed relating to Terrace Gardens. As of September 30, 2002, funds to pay for these expenditures have been set aside and the Venture has resumed making monthly payments on the junior debt to the extent of monthly excess cash flow.

North Park Apartments: All capital expenditures required under the agreement signed in July 2000, as discussed above, were completed in 2001. Approximately $85,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering and appliance replacements, air conditioning upgrades and interior decorations. The Venture completed approximately $121,000 in budgeted and unbudgeted capital expenditures at North Park Apartments during the nine months ended September 30, 2002, consisting primarily of floor covering and door replacements, air conditioning and swimming pool upgrades and structural improvements. These improvements were funded from operating cash flow and replacement reserves.

Chapelle Le Grande: All capital expenditures required under the agreement signed in August 2000, as discussed above, were completed in 2001. Approximately $32,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering and appliance replacements. The Venture completed approximately $211,000 in budgeted and unbudgeted capital expenditures at Chapelle Le Grande during the nine months ended September 30, 2002, consisting primarily of building improvements, floor covering replacements and office computers. These improvements were funded from operating cash flow, replacement reserves and insurance proceeds.

Terrace Gardens: The methodology discussed above for funding the required capital expenditures has been applied to Terrace Gardens. The parties agreed that this property required capital expenditures which have a revised completion date of December 31, 2002 and which are estimated to cost approximately $433,000, of which approximately $340,000 were completed as of September 30, 2002. Approximately $23,000 of these expenditures were completed during 2002. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the junior debt. In addition, approximately $38,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering replacements. The Venture completed approximately $79,000 in budgeted and unbudgeted capital expenditures, including the aforementioned capital expenditures, at Terrace Gardens during the nine months ended September 30, 2002, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow and replacement reserves.

Forest Ridge Apartments: All capital expenditures required under the agreement signed in August 2000, as discussed above, were completed in 2001. Approximately $83,000 was originally budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering and appliance replacements, water heaters and plumbing fixtures. During the third quarter of 2002 an additional $45,000 was approved for plumbing and other structural work. The Venture completed approximately $156,000 in budgeted and unbudgeted capital expenditures at Forest Ridge Apartments during the nine months ended September 30, 2002, consisting primarily of floor covering replacements, water heaters, plumbing fixtures, and structural improvements. These improvements were funded from operating cash flow and replacement reserves.

Scotchollow: As of September 30, 2002, all capital expenditures required under the agreement signed in July 2000, as discussed above, have been completed. Approximately $7,000 of these expenditures were completed during 2002. In addition, approximately $133,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering and appliance replacements, interior decoration, plumbing fixtures and other structural improvements. The Venture completed approximately $617,000 in budgeted and unbudgeted capital expenditures, including the aforementioned capital expenditures, at Scotchollow during the nine months ended September 30, 2002 and expenditures related to a fire at the property during January 2002 which resulted in approximately $300,000 of replacement costs. The capital expenditures to date consist primarily of floor covering and appliance replacements, structural improvements, plumbing fixtures, interior decoration, and major landscaping. These improvements were funded from insurance proceeds, operating cash flow and replacement reserves.

Pathfinder Village: As of September 30, 2002, all capital expenditures required under the agreement signed in July 2000, as discussed above, have been completed. Approximately $38,000 of these expenditures were completed during 2002. In addition, approximately $128,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering and appliance replacements, interior decoration, plumbing fixtures and other structural improvements. The Venture completed approximately $573,000 in budgeted and unbudgeted capital expenditures, including the aforementioned expenditures, at Pathfinder Village during the nine months ended September 30, 2002, consisting primarily of building improvements, floor covering, appliance and roof replacements, structural improvements, window dressings, cabinets and countertops. These improvements were funded from operating cash flow and replacement reserves.

Buena Vista Apartments: All capital expenditures required under the agreement signed in July 2000, as discussed above, were completed in 2001. Approximately $46,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering and appliance replacements. The Venture completed approximately $42,000 in capital expenditures at Buena Vista Apartments during the nine months ended September 30, 2002, consisting primarily of floor covering and appliance replacements and plumbing fixtures. These improvements were funded from operating cash flow and replacement reserves.

Mountain View Apartments: All capital expenditures required under the agreement signed in July 2000, as discussed above, were completed in 2001. Approximately $68,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering and appliance replacements, plumbing fixtures, water heaters, air conditioning and cabinet upgrades and furniture and fixtures. The Venture completed approximately $146,000 in budgeted and unbudgeted capital expenditures at Mountain View Apartments during the nine months ended September 30, 2002, consisting primarily of floor covering replacements, water heaters, structural improvements and plumbing fixtures. These improvements were funded from operating cash flow and replacement reserves.

Crosswood Park: The methodology discussed above for funding the required capital expenditures has been applied to Crosswood Park. The parties agreed that this property required capital expenditures which have a revised completion date of December 31, 2002 and which are estimated to cost approximately $301,000, of which approximately $283,000 were completed as of September 30, 2002. Approximately $35,000 of these expenditures were completed during 2002. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the junior debt. In addition, approximately $132,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering and appliance replacements, structural improvements, major landscaping, patio improvements and air conditioning upgrades. The Venture completed approximately $209,000 in budgeted and unbudgeted capital expenditures, including the aforementioned capital expenditures, at Crosswood Park during the nine months ended September 30, 2002, consisting primarily of structural improvements, air conditioning upgrades, floor covering and appliance replacements and major landscaping. These improvements were funded from operating cash flow and replacement reserves.

Casa de Monterey: All capital expenditures required under the agreement signed in July 2000, as discussed above, were completed in 2001. Approximately $43,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering and appliance replacements, office computers, plumbing and air conditioning upgrades. The Venture completed approximately $112,000 in budgeted and unbudgeted capital expenditures at Casa de Monterey during the nine months ended September 30, 2002, consisting primarily of floor covering and appliance replacements, structural improvements, air conditioning upgrades, plumbing fixtures and parking lot improvements. These improvements were funded from operating cash flow and replacement reserves.

The Bluffs: The methodology discussed above for funding the required capital expenditures has been applied to The Bluffs. The parties agreed that this property required capital expenditures which have a revised completion date of December 31, 2002 and which are estimated to cost approximately $52,000, of which approximately $30,000 were completed as of September 30, 2002. Approximately $13,000 of these expenditures were completed during 2002. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the junior debt. In addition, approximately $41,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering replacements, interior decoration and plumbing fixtures. The Venture completed approximately $81,000 in budgeted and unbudgeted capital expenditures, including the aforementioned capital expenditures, at The Bluffs during the nine months ended September 30, 2002, consisting primarily of floor covering and appliance replacements, interior decorations, plumbing fixtures, and structural improvements. These improvements were funded from operating cash flow and replacement reserves.

Watergate Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Watergate Apartments. The parties agreed that this property required capital expenditures which have a revised completion date of December 31, 2002 and which are estimated to cost approximately $186,000, of which approximately $132,000 were completed as of September 30, 2002. Approximately $46,000 of these expenditures were completed during 2002. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the junior debt. In addition, approximately $125,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of roof repairs, floor covering and appliance replacements and air conditioning and heating upgrades. The Venture completed approximately $120,000 in capital expenditures, including the aforementioned capital expenditures, at Watergate Apartments during the nine months ended September 30, 2002, consisting primarily of roof repairs, floor covering and appliance replacements, water heaters and structural improvements. These improvements were funded from operating cash flow and replacement reserves.

Shadowood Apartments: All capital expenditures required under the agreement signed in August 2000, as discussed above, were completed in 2001. Approximately $39,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering and appliance replacements, water heaters and air conditioning upgrades. The Venture completed approximately $42,000 in budgeted and unbudgeted capital expenditures at Shadowood Apartments during the nine months ended September 30, 2002, consisting primarily of floor covering and appliance replacements, plumbing fixtures and air conditioning upgrades. These improvements were funded from operating cash flow.

Vista Village Apartments: All capital expenditures required under the agreement signed in August 2000, as discussed above, were completed in 2001. Approximately $83,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of floor covering replacements and parking lot resurfacing. The Venture completed approximately $106,000 in budgeted and unbudgeted capital expenditures at Vista Village Apartments during the nine months ended September 30, 2002, consisting primarily of parking lot resurfacing, water heaters, air conditioning upgrades, floor covering and appliance replacements and swimming pool improvements. These improvements were funded from operating cash flow and replacement reserves.

Towers of Westchester Park: All capital expenditures required under the agreement signed in November 1999, as discussed above, were completed in 2001. Approximately $106,000 is budgeted for capital improvements for the year ending December 31, 2002, consisting primarily of cabinet, floor covering and appliance replacements, interior decorations, heating and air conditioning upgrades and plumbing fixtures. The Venture completed approximately $162,000 in budgeted and unbudgeted capital expenditures at Towers of Westchester Park during the nine months ended September 30, 2002, consisting primarily of heating and air conditioning upgrades, plumbing fixtures, interior decorations, and floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves.

The Venture initially budgeted $888,000 ($300 per unit) for all of the properties which is equal to the limit set by the junior notes for funding of capital improvements. As the Venture identifies properties which require additional improvements discussions are held with the holders of both the senior and junior mortgage notes for approval to perform agreed upon capital improvements.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The senior debt encumbering all of the properties totals approximately $103,866,000 and is being amortized over 25 years, with a balloon payment of $93,243,000 due January 2008. Not including the debt discount relating to the mortgage participation liability, the junior debt, which also matures January 2008, totals approximately $25,392,000 and requires monthly payments based upon monthly excess cash flow for each property. The Assignment Note and Long-Term Arrangement Fee Notes totaling approximately $42,060,000 are non-interest bearing and are subordinate to the senior and junior debt and are only payable from the proceeds of the sale or refinancing of the properties.

There were no cash distributions to the partners of either of the Partnerships for the nine months ended September 30, 2002 and 2001. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions. Future cash distributions are subject to the order of distributions as stipulated by the Venture's Plan of Reorganization. The source of future distributions will depend upon the levels of net cash generated from operations, the availability of cash reserves, and timing of debt maturities, refinancings and/or property sales. The Partnerships' distribution policies are reviewed on a quarterly basis. There can be no assurance that the Partnerships will generate sufficient funds from operations, after required capital expenditures and the order of distributions as stipulated by the Venture's Plan of Reorganization, to permit any distributions to partners during the remainder of 2002 or subsequent periods.

Other

As a result of tender offers, AIMCO and its affiliates currently own 66.50 units of limited partnership interest in Portfolio I representing 10.33% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 12.33%. AIMCO and its affiliates currently own 37.83 units of limited partnership interest in Portfolio II representing 14.17% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 16.17%. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 13.46% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.
Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Venture is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis except for advances made from an affiliate of the Managing General Partner. These advances bear interest at the prime rate plus three basis points. Based on interest rates at September 30, 2002, an increase or decrease of 100 basis points in market interest rates would not have a material impact on the Venture.

The following table summarizes the Venture's debt obligations at September 30, 2002. The interest rates represent the weighted-average rates. The fair value of the Venture's first mortgages, after discounting the scheduled loan payments to maturity, is approximately $109,247,000 at September 30, 2002. However, the Venture is precluded from refinancing the first mortgage until January 2007. The Managing General Partner believes that it is not appropriate to use the Venture's incremental borrowing rate for the second mortgages, as there is currently no market in which the Venture could obtain similar financing. Therefore, the Managing General Partner considers estimation of fair value to be impracticable for this indebtedness.


                                                        Long-term Debt
                                                Principal       Weighted-average
                                             (in thousands)      Interest Rate

                  2002                          $    409             8.50%
                  2003                             1,705             8.50%
                  2004                             1,832             8.50%
                  2005                             2,022             8.50%
                  2006                             2,201             8.50%
               Thereafter                        121,089             8.99%
                                                $129,258

As principal payments for the junior loans are based upon monthly cash flow, all principal is assumed to be repaid at maturity.

ITEM 4.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Venture's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Venture's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Venture's internal controls or in other factors that could significantly affect the Venture's internal controls since the date of evaluation. The Venture does not believe any significant deficiencies or material weaknesses exist in the Venture's internal controls. Accordingly, no corrective actions have been taken.

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

                  Exhibit 11, Calculation of Net Loss Per Investor.

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2002.

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


                                    VMS National Residential Portfolio II


                                    By:   MAERIL, Inc.
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-Q of VMS National Properties Joint Venture;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive Vice President of MAERIL, Inc., equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-Q of VMS National Properties Joint Venture;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of MAERIL, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 11




                      VMS NATIONAL PROPERTIES JOINT VENTURE

                      CALCULATION OF NET LOSS PER INVESTOR
                        (in thousands, except unit data)



                                                           For the Nine Months
                                                           Ended September 30,
                                                            2002          2001

VMS National Properties net loss                          $(3,504)      $(2,033)
  Portfolio I net loss                                         --            --
  Portfolio II net loss                                        --            --
        Combined net loss                                 $(3,504)      $(2,033)

Portfolio I allocation:  70.69%                           $(2,477)      $(1,437)

Net loss to general partner (2%)                           $ (49)         $ (29)

Net loss to limited partners (98%)                        $(2,428)      $(1,408)

Number of Limited Partner units                               644           644

Net loss per limited partnership interest                 $(3,770)      $(2,186)

Portfolio II allocation:  29.31%                          $(1,027)       $ (596)

Net loss to general partner (2%)                           $ (21)         $ (12)

Net loss to limited partners (98%)                        $(1,006)       $ (584)

Number of Limited Partner units                               267           267

Net loss per limited partnership interest                 $(3,768)      $(2,187)

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of VMS National Properties Joint Venture (the "Venture"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Venture, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Venture, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Venture.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date: November 13, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Venture for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.