Form 10-K
period 2002-12-31
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2003-03-31
CIK 789089

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934


                   For the fiscal year ended December 31, 2002

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

                  Registrant's telephone number (864) 239-1000

                Securities registered pursuant to Section 12(b) of the Act:

                                      None

                Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rate 12b-2). Yes ___ No X__

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Venture originally acquired 51 residential apartment complexes located throughout the United Sates. At December 31, 2002, 34 of the Venture's properties had been foreclosed and two had been sold. The Venture continues to own and operate the remaining 15 residential apartment complexes (see "Item 2. Description of Properties").

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

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Venture may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

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

Schedule of Properties

Set forth below for each of the Venture's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                              Gross
                            Carrying  Accumulated               Depreciable     Federal
Property                      Value   Depreciation    Method        Life       Tax Basis
                                (in thousands)                               (in thousands)

North Park Apartments       $ 10,959    $ 7,790    SL/200% DBL    5-30 yrs      $ 1,228
Chapelle Le Grande             5,229       3,559   SL/200% DBL    5-30 yrs          604
Terrace Gardens                6,974       4,376   SL/150% and    5-30 yrs        1,604
                                                     200% DBL
Forest Ridge Apartments        9,682       6,539   SL/150% and    5-30 yrs        1,605
                                                     200% DBL
Scotchollow                   30,584      19,515   SL/150% DBL    5-30 yrs        6,050
Pathfinder Village            18,900      10,840   SL/200% DBL    5-30 yrs        6,199
Buena Vista Apartments         6,372       4,081   SL/200% DBL    5-30 yrs        1,227
Mountain View Apartments      11,503       6,811   SL/200% DBL    5-30 yrs        2,164
Crosswood Park                10,101       6,401   SL/150% DBL    5-30 yrs        2,302
Casa de Monterey               9,075       5,789   SL/200% DBL    5-30 yrs        1,906
The Bluffs                     4,756       3,360   SL/200% DBL    5-30 yrs          506
Watergate Apartments           7,606       5,296   SL/200% DBL    5-30 yrs        1,057
Shadowood Apartments           4,666       3,328        SL        5-30 yrs          549
Vista Village Apartments       7,433       4,889        SL        5-30 yrs        1,315
Towers of Westchester Park    18,638      12,920        SL        5-30 yrs        2,691

                            $162,478    $105,494                                $31,007

See "Note A" of the Notes to the Combined Financial Statements included in "Item 8" for a description of the Venture's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Venture's properties.


                                 Principal      Principal                 Principal
                                 Balance At     Balance At                 Balance
                                December 31,   December 31,   Period       Due At
           Property                 2002           2001      Amortized    Maturity
                                      (in thousands)                   (in thousands)
North Park Apartments
   1st mortgage                   $ 5,955        $ 6,052      25 yrs       $ 5,376
   2nd mortgage                      2,101          1,977       (A)          (A)
Chapelle Le Grande
   1st mortgage                      3,056          3,106     25 yrs         2,759
   2nd mortgage                      1,080          1,047       (A)          (A)
Terrace Gardens
   1st mortgage                      4,229          4,298     25 yrs         3,818
   2nd mortgage                      1,184          1,258       (A)          (A)
Forest Ridge Apartments
   1st mortgage                      5,626          5,711     25 yrs         5,073
   2nd mortgage                        803          1,156       (A)          (A)
Scotchollow
   1st mortgage                     27,784         28,204     25 yrs        25,054
   2nd mortgage                      7,970          7,914       (A)          (A)
Pathfinder Village
   1st mortgage                     12,838         13,032     25 yrs        11,576
   2nd mortgage                      2,941          3,443       (A)          (A)
Buena Vista Apartments
   1st mortgage                      4,718          4,795     25 yrs         4,260
   2nd mortgage                        800          1,180       (A)          (A)
Mountain View Apartments
   1st mortgage                      6,825          6,928     25 yrs         6,154
   2nd mortgage                        851          1,539       (A)          (A)
Crosswood Park
   1st mortgage                      5,309          5,390     25 yrs         4,788
   2nd mortgage                        724          1,018       (A)          (A)
Casa de Monterey
   1st mortgage                      3,911          3,971     25 yrs         3,479
   2nd mortgage                        763          1,153       (A)          (A)
The Bluffs
   1st mortgage                      3,551          3,605     25 yrs         3,202
   2nd mortgage                      1,138          1,159       (A)          (A)
Watergate Apartments
   1st mortgage                      2,760          2,805     25 yrs         2,492
   2nd mortgage                        775            853       (A)          (A)
Shadowood Apartments
   1st mortgage                      2,145          2,180     25 yrs         1,936
   2nd mortgage                        385            507       (A)          (A)
Vista Village Apartments
   1st mortgage                      3,164          3,215     25 yrs         2,856
   2nd mortgage                      1,074          1,048       (A)          (A)
Towers of Westchester Park
   1st mortgage                     11,542         11,730     25 yrs        10,420
   2nd mortgage                      2,098          2,998       (A)          (A)

      Totals                      $128,100       $133,272                  $93,243

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

Rental Rates and Occupancy

The following table sets forth the average annual rental rates and occupancy for 2002 and 2001 for each property.

                                        Average Annual               Average
                                    Rental Rates Per Unit           Occupancy
 Property                              2002         2001        2002        2001

 North Park Apartments (1)           $ 6,296       $ 6,559       95%         89%
 Chapelle Le Grande                    8,641         8,772       94%         93%
 Terrace Gardens                       9,663         9,828       93%         92%
 Forest Ridge Apartments (2)           8,080         7,866       94%         98%
 Scotchollow  (3)                     17,102        18,814       91%         95%
 Pathfinder Village  (3)              16,722        18,250       90%         95%
 Buena Vista Apartments  (1)          15,811        15,912       97%         93%
 Mountain View Apartments             14,525        13,489       96%         98%
 Crosswood Park                       10,981        10,944       93%         95%
 Casa de Monterey                     10,704        10,037       97%         96%
 The Bluffs  (1)                       7,438         7,404       93%         90%
 Watergate Apartments                  7,587         7,603       90%         92%
 Shadowood Apartments                  7,002         6,988       95%         97%
 Vista Village Apartments (4)          6,265         6,619       97%         90%
 Towers of Westchester Park           12,886        12,564       98%         98%

(1) The increase in occupancy at North Park Apartments, The Bluffs and Buena Vista Apartments is due to aggressive resident retention and marketing programs implemented by the property management teams.

(2) The decrease in occupancy at Forest Ridge Apartments is due primarily to a slow market caused by a warm winter affecting the local skiing industry in early 2002.

(3) Scotchollow and Pathfinder Village are both located in the San Francisco Bay area which was significantly impacted by layoffs in the airline industry as a result of the terrorist attacks of September 11, 2001. In addition, several local companies in the high tech industry have laid off employees. Both complexes have experienced slight increases in occupancy in the third and fourth quarters of 2002. Average rental rates decreased in an effort to increase occupancy levels.

(4) The increase in occupancy at Vista Village Apartments is a result of concessions offered to potential tenants in order to better compete in the local market.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for each property were as follows:

                                         2002             2002
                                        Taxes             Rate
                                    (in thousands)

North Park Apartments                    $149             3.18%
Chapelle Le Grande                         63             4.82%
Terrace Gardens                           103             2.01%
Forest Ridge Apartments                   102            10.24%
Scotchollow                               375             1.32%
Pathfinder Village                        222             1.40%
Buena Vista Apartments                     75             1.22%
Mountain View Apartments                  126             1.21%
Crosswood Park                            123             1.04%
Casa de Monterey                           96             1.16%
The Bluffs                                 74             1.49%
Watergate Apartments                       58             6.90%
Shadowood Apartments                       43            12.00%
Vista Village Apartments                  121             2.99%
Towers of Westchester Park                220             1.37%

Capital Improvements

The Venture is restricted to annual capital improvements of $300 per unit for all of the properties, which is the limit set by the Junior Debt for funding of capital improvements. The Venture, the holder ("AIMCO LP") of the Junior Debt encumbering the properties and the servicer of the Senior Debt encumbering the properties have agreed to a procedure to assess whether or not capital expenditures, in addition to those permitted under the $300 per unit maximum, are needed at the properties and the methodology for funding any such capital expenditures. During 1999, the Venture and the holders of the Junior and Senior Debt agreed that additional capital expenditures were required and that these expenditures would be funded out of the cash flows from the properties that otherwise would have been utilized to pay debt service on the Junior Debt. In November 1999, an agreement was signed relating to the required capital expenditures at Towers of Westchester Park. In July 2000, similar agreements were signed relating to North Park Apartments, Scotchollow, Pathfinder Village, Buena Vista Apartments, Mountain View Apartments, Casa de Monterey and The Bluffs. In August 2000, agreements were signed relating to Shadowood Apartments, Crosswood Park, Vista Village Apartments, Watergate Apartments, Chapelle Le Grande, and Forest Ridge Apartments and in September 2000, an agreement was signed relating to Terrace Gardens. As of December 31, 2002, funds to pay for these expenditures have been set aside and the Venture has resumed making monthly payments on the junior debt to the extent of monthly excess cash flow.

North Park Apartments: All capital expenditures required under the agreement signed in July 2000, as discussed above, were completed in 2001. The Venture completed approximately $124,000 in capital expenditures at North Park Apartments during the twelve months ended December 31, 2002, consisting primarily of floor covering and door replacements, air conditioning and swimming pool upgrades and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $85,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Chapelle Le Grande: All capital expenditures required under the agreement signed in August 2000, as discussed above, were completed in 2001. The Venture completed approximately $217,000 in capital expenditures at Chapelle Le Grande during the twelve months ended December 31, 2002, consisting primarily of building improvements, floor covering replacements and office computers. These improvements were funded from operating cash flow, replacement reserves and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $32,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Terrace Gardens: The methodology discussed above for funding the required capital expenditures has been applied to Terrace Gardens. The parties agreed that this property required capital expenditures which have a revised completion date of March 31, 2003 and which are estimated to cost approximately $433,000, of which approximately $340,000 were completed as of December 31, 2002. Approximately $23,000 of these expenditures were completed during 2002. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the junior debt. The Venture completed approximately $128,000 in capital expenditures, including the aforementioned capital expenditures, at Terrace Gardens during the twelve months ended December 31, 2002, consisting primarily of floor covering replacements and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $38,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Forest Ridge Apartments: All capital expenditures required under the agreement signed in August 2000, as discussed above, were completed in 2001. The Venture completed approximately $236,000 in capital expenditures at Forest Ridge Apartments during the twelve months ended December 31, 2002, consisting primarily of floor covering replacements, water heaters, plumbing fixtures, and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $83,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Scotchollow: As of December 31, 2002, all capital expenditures required under the agreement signed in July 2000, as discussed above, have been completed. Approximately $7,000 of these expenditures were completed during 2002. The Venture completed approximately $705,000 in capital expenditures, including the aforementioned capital expenditures, at Scotchollow during the twelve months ended December 31, 2002 and expenditures related to a fire at the property during January 2002 which resulted in approximately $300,000 of replacement costs. The capital expenditures to date consist primarily of building improvements, floor covering and appliance replacements, structural improvements, plumbing fixtures and interior decorations. These improvements were funded from insurance proceeds, operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $125,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Pathfinder Village: As of December 31, 2002, all capital expenditures required under the agreement signed in July 2000, as discussed above, have been completed. Approximately $38,000 of these expenditures were completed during 2002. The Venture completed approximately $676,000 in capital expenditures, including the aforementioned expenditures, at Pathfinder Village during the twelve months ended December 31, 2002, consisting primarily of floor covering, appliance and roof replacements, structural improvements, window dressings, cabinets and countertops. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $74,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Buena Vista Apartments: All capital expenditures required under the agreement signed in July 2000, as discussed above, were completed in 2001. The Venture completed approximately $49,000 in capital expenditures at Buena Vista
Apartments during the twelve months ended December 31, 2002, consisting primarily of floor covering and appliance replacements and plumbing fixtures. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $28,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.


Mountain View Apartments: All capital expenditures required under the agreement signed in July 2000, as discussed above, were completed in 2001. The Venture completed approximately $184,000 in capital expenditures at Mountain View Apartments during the twelve months ended December 31, 2002, consisting primarily of floor covering replacements, water heaters, structural improvements and plumbing fixtures. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $50,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Crosswood Park: As of December 31, 2002, all capital expenditures required under the agreement in August 2000, as discussed above, have been completed. Approximately $35,000 of these expenditures were completed during 2002. The Venture completed approximately $287,000 in capital expenditures, including the aforementioned capital expenditures, at Crosswood Park during the twelve months ended December 31, 2002, consisting primarily of structural improvements, air conditioning upgrades, floor covering and appliance replacements, major landscaping and swimming pool upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $54,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Casa de Monterey: All capital expenditures required under the agreement signed in July 2000, as discussed above, were completed in 2001. The Venture completed approximately $157,000 in capital expenditures at Casa de Monterey during the twelve months ended December 31, 2002, consisting primarily of floor covering and appliance replacements, structural improvements, air conditioning upgrades, and plumbing fixtures. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $43,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

The Bluffs: The methodology discussed above for funding the required capital expenditures has been applied to The Bluffs. The parties agreed that this property required capital expenditures which have a revised completion date of March 31, 2003 and which are estimated to cost approximately $52,000, of which approximately $30,000 were completed as of December 31, 2002. Approximately $13,000 of these expenditures were completed during 2002. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the junior debt. The Venture completed approximately $96,000 in capital expenditures, including the aforementioned capital expenditures, at The Bluffs during the twelve months ended December 31, 2002, consisting primarily of floor covering and appliance replacements, interior decorations, plumbing fixtures, and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $41,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Watergate Apartments: The methodology discussed above for funding the required capital expenditures has been applied to Watergate Apartments. The parties agreed that this property required capital expenditures which have a revised completion date of June 30, 2003 and which are estimated to cost approximately $186,000, of which approximately $132,000 were completed as of December 31, 2002. Approximately $49,000 of these expenditures were completed during 2002. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the junior debt. The Venture completed approximately $144,000 in capital expenditures, including the aforementioned capital expenditures, at Watergate Apartments during the twelve months ended December 31, 2002, consisting primarily of roof repairs, floor covering and appliance replacements, water heaters and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $42,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Shadowood Apartments: All capital expenditures required under the agreement signed in August 2000, as discussed above, were completed in 2001. The Venture completed approximately $53,000 in capital expenditures at Shadowood Apartments during the twelve months ended December 31, 2002, consisting primarily of floor covering and appliance replacements, plumbing fixtures and major landscaping. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $36,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Vista Village Apartments: All capital expenditures required under the agreement signed in August 2000, as discussed above, were completed in 2001. The Venture completed approximately $118,000 in capital expenditures at Vista Village Apartments during the twelve months ended December 31, 2002, consisting primarily of parking lot resurfacing, water heaters, air conditioning upgrades, floor covering and appliance replacements and swimming pool improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $66,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Towers of Westchester Park: All capital expenditures required under the agreement signed in November 1999, as discussed above, were completed in 2001. The Venture completed approximately $195,000 in capital expenditures at Towers of Westchester Park during the twelve months ended December 31, 2002, consisting primarily of heating and air conditioning upgrades, plumbing fixtures, interior decorations, and floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $91,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

The Venture has budgeted $300 per unit or approximately $888,000 for all of the properties which is equal to the limit set by the second mortgage notes for funding of capital improvements. In addition, approximately $169,000 has been budgeted to complete the additional capital expenditures agreed upon by the Venture and the holders of the Junior and Senior Debt during 1999 and 2000 which have yet to be fully completed. As the Venture identifies properties which require additional improvements discussions are held with the holders of both the first and second mortgage notes for approval to perform agreed upon capital improvements.

Item 3.     Legal Proceedings

The Venture is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

The unitholders of the Partnerships did not vote on any matter during the quarter ended December 31, 2002.

                                     PART II

Item 5.  Market for the  Registrant's  Common  Equity and  Related  Stockholders
     Matters

From the period October 26, 1984, through June 16, 1985, Portfolio I and Portfolio II sold a total of 912 Limited Partnership Interests at a price of $150,000 per Limited Partnership Interest, for a total of $136,800,000. As of December 31, 2002, there were 665 holders of record of Portfolio I and 258 holders of record of Portfolio II, owning 644 and 267 units, respectively. As of December 31, 2001, there were 739 holders of record of Portfolio I and 288 holders of record of Portfolio II, owning a total of 644 and 267 units, respectively. As of December 31, 2000, there were 770 holders of record of Portfolio I and 297 holders of record of Portfolio II, owning a total of 644 and 267 units, respectively. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no cash distributions to the partners of either of the Partnerships for the years ended December 31, 2002, 2001 or 2000. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions; however, future cash distributions are subject to the order of distributions as stipulated by the Venture's plan of reorganization (see "Note D" to the combined financial statements for further details of the order of distribution). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. There can be no assurance that the Partnerships will generate sufficient funds from operations, after required capital expenditures, required cash flow payments on the Junior Debt and the order of distributions as stipulated by the Venture's Plan of Reorganization, to permit any distributions to their partners in 2003 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

As a result of tender offers, AIMCO and its affiliates owned 118.50 units of limited partnership interest in Portfolio I representing 18.40% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 20.40% at December 31, 2002. AIMCO and its affiliates owned 64.42 units of limited partnership interest in Portfolio II representing 24.13% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 26.13% at December 31, 2002. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 22.08% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Venture in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Venture, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.


Item 6.     Selected Financial Data (in thousands, except per interest data):


                                 2002        2001        2000         1999       1998
Total revenues from rental
  operations                   $ 32,471    $ 33,249    $ 31,015     $ 28,658    $ 27,956

Net loss                       $ (4,573)   $ (2,910)     $ (40)     $ (6,402)   $ (6,958)

Net loss per limited
  Partnership interest
  Portfolio    I    -    644   $ (4,921)   $ (3,130)     $ (43)     $ (6,842)   $ (7,483)
interests

  Portfolio    II   -    267   $ (4,918)   $ (3,131)     $ (45)     $ (6,992)   $ (7,493)
interests

Total assets                   $ 62,731    $ 68,919    $ 68,879     $ 68,445    $ 71,937

Mortgage loans and notes       $174,062    $178,940    $179,809     $179,468    $177,190


The above selected financial data should be read in conjunction with the combined financial statements and the related notes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


This item should be read in conjunction with the combined financial statements and other items contained elsewhere in this report.

Results from Operations

2002 Compared with 2001

The Venture recorded a net loss for the twelve months ended December 31, 2002 of approximately $4,573,000 compared to a net loss of approximately $2,910,000 for the corresponding period in 2001 (see "Item 8. Financial Statements and Supplementary Data, Note I - Income Taxes" for a reconciliation of these amounts to the Registrant's federal taxable loss). The increase in net loss for the twelve month period above is due to both an increase in total expenses and a decrease in total revenues.

For the twelve months ended December 31, 2002 as compared to December 31, 2001 the increase in total expenses is primarily attributable to increases in interest, depreciation and property tax expenses offset by a decrease in operating expense. Interest expense increased due to an increase in the amortization of the debt discount related to the mortgage participation liability and to the interest recognized on the loans made to the Partnership in December 2001 by the Managing General Partner. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Property tax expense increased due to an increase in the assessed value by the local taxing authorities at Mountain View, Pathfinder, Scotchollow, and Casa de Monterey and an increase in tax rates at The Bluffs and Terrace Gardens. Operating expense decreased primarily due to a decrease in natural gas costs at ten of the Venture's fifteen investment properties and a decrease in salaries and related employee costs, especially at Scotchollow, partially offset by an increase in hazard insurance premiums and legal costs at many of the Venture's investment properties. Also contributing to the decrease in operating expense was an increase in the capitalization of certain direct and indirect project costs, primarily payroll related costs, at the properties (see Item 8. Financial Statements and Supplementary Data, Note A - Organization and Significant Accounting Policies). Total revenues decreased primarily due to decreases in occupancy at Forest Ridge, Scotchollow and Pathfinder Village and decreases in rental rates at eight of the Venture's properties. These decreases were partially offset by the casualty gain at Scotchollow, Chapelle Le Grande and Terrace Gardens as discussed below and increases in other income which consist primarily of increased utility reimbursements.

During the twelve months ended December 31, 2002, the Partnership recorded a net casualty gain of approximately $513,000. The casualty gain resulted from both fire and wind damage at Chappelle Le Grande, a fire at Scotchollow and wind damage at Terrace Gardens as discussed below.

In March 2002, a wind storm caused roof damage at Chappelle Le Grande. The gain of approximately $62,000 associated with this casualty was the result of the receipt of insurance proceeds of approximately $74,000 offset by approximately $12,000 of undepreciated property improvements and replacements being written off.

In February 2002, a fire at Chappelle Le Grande caused damage to the clubhouse and surrounding structures. A net casualty gain of approximately $69,000 was recorded in relation to this fire. The gain was the result of the receipt of insurance proceeds of approximately $126,000 offset by approximately $15,000 of undepreciated property improvements and replacements being written off and approximately $42,000 of emergency repairs made at the property.

In January 2002, a fire caused damage to the fitness center at Scotchollow. A net casualty gain of approximately $349,000 was recorded in relation to this fire. The gain was a result of the receipt of insurance proceeds of approximately $423,000 offset by approximately $74,000 of undepreciated property improvements and replacements being written off.

During the twelve months ended December 31, 2002, final insurance proceeds of approximately $33,000 related to the 2001 casualty at Terrace Gardens, described below, were received and recorded as an additional casualty gain.

2001 Compared with 2000

The Venture recorded a net loss for the twelve months ended December 31, 2001 of approximately $2,910,000 compared to a net loss of approximately $40,000 for the corresponding period in 2000 (see "Item 8. Financial Statements and Supplementary Data, Note I - Income Taxes" for a reconciliation of these amounts to the Registrant's federal taxable loss). The increase in net loss for the twelve month period is primarily due to an increase in total expenses partially offset by an increase in total revenues.

The increase in total expenses is attributable to increases in interest, operating, depreciation, property tax and property management fee expenses. The increase in interest expense is due to the amortization of the debt discount related to the mortgage participation liability. The liability was recorded during 2001 as a result of improved operations and cash flows due to extensive rehabilitation projects at the properties which have resulted in a significant increase in the estimated fair value of the properties (see "Item 8. Financial Statements and Supplementary Data, Note D - Participating Mortgage Note"). The increases in operating expense are primarily due to increases in the cost of natural gas and insurance rates at all of the Venture's properties. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Property tax expense increased due to an increase in the assessed value by the local taxing authority at Crosswood Park, Vista Village, Watergate and Mountain View Apartments. The property management fee increased due to increased rental income at a majority of the investment properties.

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

Included in general and administrative expenses at both December 31, 2002 and 2001 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 2002, the Venture had cash and cash equivalents of approximately $2,809,000 as compared to approximately $5,048,000 at December 31, 2001, a decrease of approximately $2,239,000. The decrease in cash and cash equivalents is a result of approximately $6,222,000 and $2,920,000 of cash used in financing and investing activities, respectively, which was partially offset by approximately $6,903,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Venture's investment properties slightly offset by advances from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrow accounts maintained by the mortgage lender and by the receipt of insurance proceeds related to the casualties at Scotchollow, Chapelle Le Grande and Terrace Gardens.

In December 2002, an affiliate of the Managing General Partner loaned approximately $3,000 to cover operating expenses at Pathfinder Village. In addition, during December 2001, an affiliate of the Managing General Partner loaned the Venture's investment properties approximately $3,590,000 to cover capital expenditures required at all of the properties. An additional $15,000 was loaned during the year ended December 31, 2000 to cover operational expenses required at Mountain View Apartments and Casa de Monterey. In accordance with the terms of the Partnership Agreement, interest is charged on these loans at the prime rate plus 3%. At December 31, 2002 and 2001, the balance of the loans and accrued interest on the loans was approximately $3,902,000 and $3,608,000, respectively. Interest expense amounted to approximately $290,000 and $2,000 for the years ended December 31, 2002 and 2001, respectively.

Certain affiliates of the former general partners may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the Venture's 1993 bankruptcy plan. There were no property dispositions for which proceeds were received during the years ended December 31, 2002, 2001 or 2000.

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

With respect to the capital improvements planned for the Venture's properties, the Venture budgeted $300 per unit or approximately $888,000 for all of the properties for 2003. The Venture's Junior Debt restricts capital expenditures from exceeding $300 per unit annually for all of the properties. The Venture, the holder ("AIMCO LP") of the Junior Debt encumbering the properties and the servicer of the Senior Debt encumbering the properties have agreed to a procedure to assess whether or not capital expenditures, in addition to those permitted under the $300 per unit maximum, are needed at the properties and the methodology for funding any such capital expenditures. During 1999, the Venture and the holders of the Junior and Senior Debt agreed that additional capital expenditures were required and that these expenditures would be funded out of the cash flows from the properties that otherwise would have been utilized to pay debt service on the Junior Debt. As a result, the balloon payments due on the Junior Debt may be higher at its maturity in January 2008 as accrued but unpaid interest is added to the principal balance.

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

Both on a short-term and long-term basis, the Managing General Partner monitors the rental market environment of each of the investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Venture from increases in expenses all of which have an impact on the Venture's liquidity. The Venture's assets are thought to be sufficient for any short-term needs (exclusive of capital improvements, as discussed above and below) of the Venture. The Senior Debt encumbering all of the properties totals approximately $103,413,000 and is being amortized over 25 years, with a balloon payment of $93,243,000 due January 2008. The Junior Debt, which also matures January 2008, totals approximately $24,687,000 and requires monthly payments based upon monthly excess cash flow for each property. Per the Junior Debt Agreements, excess cash flow is defined as revenue generated from the operation of a property less (1) operating expenses of the property, (2) the debt service payment for the Senior Loan, (3) tax and insurance reserve deposit, and (4) replacement reserve deposit. The Venture anticipates that cash flow is sufficient to meet the operating needs of the Venture as well as the requirements of the Senior Debt with any excess cash flow being utilized to meet the requirements of the Junior Debt. The Assignment Note and Long-Term Arrangement Fee Notes totaling approximately $42,060,000 are non-interest bearing and are subordinate to the Senior and Junior Debt.

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

The Venture has recorded the estimated fair value of the participation feature as a liability and a debt discount of approximately $36,518,000. During the years ended December 31, 2002 and 2001, the Venture amortized approximately $4,562,00 and $4,091,000, respectively of the debt discount which is included in interest expense. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties. These fair values were determined using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors. The Managing General Partner evaluates the fair value of the participation feature on an annual basis or as circumstances dictate that it should be analyzed.

There were no cash distributions to the partners of either of the Partnerships for the years ended December 31, 2002, 2001 or 2000. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions; however, future cash distributions are subject to the order of distributions as stipulated by the Venture's plan of reorganization (see "Item 8. Financial Statements and Supplementary Data, Note A" for further details of the order of distribution). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. There can be no assurance that the Partnerships will generate sufficient funds from operations, after required capital expenditures, required cash flow payments on the Junior Debt and the order of distributions as stipulated by the Venture's Plan of Reorganization, to permit any distributions to their partners in 2003 or subsequent periods.

As a result of tender offers, AIMCO and its affiliates owned 118.50 units of limited partnership interest in Portfolio I representing 18.40% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 20.40% at December 31, 2002. AIMCO and its affiliates owned 64.42 units of limited partnership interest in Portfolio II representing 24.13% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 26.13% at December 31, 2002. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 22.08% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Venture in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Venture, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Venture's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the combined financial statements in "Item 8. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Venture to provide readers of the financial statements with useful and reliable information about the Venture's operating results and financial condition. The preparation of combined financial statements in conformity with accounting principles generally accepted in the United States requires the Venture to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Venture's accounting policies in many areas. The Venture believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Venture generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Venture fully reserves all balances outstanding over thirty days. The Venture will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Item 7a.    Market Risk Factors

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Venture is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis except for advances made from an affiliate of the Managing General Partner. These advances bear interest at the prime rate plus three basis points. Based on interest rates at December 31, 2002, an increase or decrease of 100 basis points in market interest rates would not have a material impact on the Venture.

The following table summarizes the Venture's debt obligations at December 31, 2002. The interest rates represent the weighted-average rates. The fair value of the Venture's first mortgages, after discounting the scheduled loan payments to maturity is approximately $111,883,000 at December 31, 2002, however, the Venture is precluded from refinancing the first mortgage until January 2007. The Managing General Partner believes that it is not appropriate to use the Venture's incremental borrowing rate for the second mortgages, as there is currently no market in which the Venture could obtain similar financing. Therefore, the Managing General Partner considers estimation of fair value to be impracticable for this indebtedness. The Managing General Partner does not believe that there have been any material changes in market risk exposure between the current year and the preceding year.


                                                     Long-term Debt
                                          Principal             Weighted-average
                                       (in thousands)            Interest Rate

              2003                         $ 1,660                    8.50%
              2004                           1,832                    8.50%
              2005                           2,022                    8.50%
              2006                           2,201                    8.50%
              2007                           2,403                    8.50%
           Thereafter                      117,982                    8.99%
                                          $128,100

As principal payments for the junior loans are based upon monthly cash flow, all principal is assumed to be repaid at maturity.




Item 8.     Financial Statements and Supplementary Data


LIST OF COMBINED FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Combined Balance Sheets - Years ended December 31, 2002 and 2001

      Combined Statements of Operations - Years ended December 31, 2002, 2001 and 2000

      Combined Statements of Changes in Partners' Deficit - Years ended December 31, 2002, 2001 and 2000

      Combined  Statements of Cash Flows - Years ended  December 31, 2002,  2001 and 2000

      Notes to Combined Financial Statements

                     Report of Ernst & Young LLP, Independent Auditors



The Partners
VMS National Properties Joint Venture


We have audited the accompanying combined balance sheets of VMS National Properties Joint Venture as of December 31, 2002 and 2001, and the related combined statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of VMS National Properties Joint Venture at December 31, 2002 and 2001, and the combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 14, 2003

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                             COMBINED BALANCE SHEETS
                                 (in thousands)



                                                           December 31,  December 31,
                                                               2002          2001
Assets:
   Cash and cash equivalents                                 $ 2,809        $ 5,048
   Receivables and deposits                                     1,711          1,618
   Restricted escrows                                             849          1,460
   Other assets                                                   378            308
   Investment properties (Notes B and H):
     Land                                                      13,404         13,404
     Buildings and related personal property                  149,074        146,056
     Less accumulated depreciation                           (105,494)       (98,975)
                                                               56,984         60,485
                                                             $ 62,731      $ 68,919
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                           $ 340         $ 1,718
   Tenant security deposits liabilities                           893          1,013
   Accrued property taxes                                         603            569
   Other liabilities                                              779            318
   Accrued interest                                               703            999
   Due to affiliate (Note F)                                    3,902          3,608
   Mortgage notes payable, including $24,687 due to
     an affiliate at 2002 and $28,250 at 2001 (Note B)        128,100        133,272
   Notes payable (Note C)                                      42,060         42,060
   Deferred gain on extinguishment of debt (Note A)            42,225         42,225
   Mortgage participation liability (Note D)                    8,653          4,091

Partners' Deficit                                            (165,527)      (160,954)
                                                             $ 62,731      $ 68,919

                  See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF OPERATIONS
          (in thousands, except per limited partnership interest data)


                                                     For The Years Ended December 31,
                                                      2002         2001        2000
Revenues:
   Rental income                                     $29,692     $31,236      $29,566
   Other income                                        2,266       1,950        1,449
   Casualty gains (Note E)                               513          63           --
       Total revenues                                 32,471      33,249       31,015

Expenses:
   Operating                                           9,523       9,733        8,567
   Property management fees to an affiliate            1,289       1,344        1,238
   General and administrative                            596         615          643
   Depreciation                                        6,769       6,299        5,929
   Interest, including approximately
     $7,884, $7,236 and $3,353 to
     an affiliate                                     16,877      16,344       12,989
   Property taxes                                      1,990       1,824        1,689
       Total expenses                                 37,044      36,159       31,055

Net loss (Note I)                                    $(4,573)    $(2,910)      $ (40)

Net loss allocated to general partners (2%)           $ (91)      $ (58)       $ (1)

Net loss allocated to limited partners (98%)          (4,482)     (2,852)         (39)

                                                     $(4,573)    $(2,910)      $ (40)
Net loss per limited partnership interest:
   Portfolio I (644 interests issued and
     outstanding)                                    $(4,921)    $(3,130)      $ (43)
   Portfolio II (267 interests issued and
     outstanding)                                    $(4,918)    $(3,131)      $ (45)

                  See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

               COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                 (in thousands)


                                               VMS National Residential Portfolio I
                                                          Limited Partners
                                       General    Accumulated Subscription
                                       Partner     Deficit      Notes       Total      Total

Partners' deficit at December 31,
1999                                  $(3,535)    $(107,157)  $ (506)   $(107,663) $(111,198)
Collections of subscription notes          --          --        4            4          4
Net loss for the year ended
  December 31, 2000                        (1)         (27)       --         (27)       (28)
Partner's deficit at December 31,
2000                                   (3,536)    (107,184)     (502)   (107,686)  (111,222)
Net loss for the year ended
  December 31, 2001
                                         (41)      (2,016)         --     (2,016)    (2,057)
Partners' deficit at December 31,
2001                                   (3,577)    (109,200)       (502) (109,702)  (113,279)
Net loss for the year ended
  December 31, 2002
                                         (64)      (3,169)          --    (3,169)    (3,233)
Partners' deficit at December 31,
2002                                  $(3,641)    $(112,369)     $(502) $(112,871) $(116,512)


                                               VMS National Residential Portfolio II
                                                          Limited Partners
                                       General    Accumulated Subscription
                                       Partner     Deficit      Notes       Total      Total

Partners' deficit at December 31,
1999                                    $(1,480)    $(45,002)    $ (329)   $(45,331)  $(46,811)
Collections of subscription notes           --           --          1            1          1
Net loss for the year ended
  December 31, 2000                         --           (12)        --         (12)       (12)

Partner's deficit at December 31,
2000                                     (1,480)     (45,014)      (328)     (45,342)   (46,822)

Net loss for the year ended
  December 31, 2001                        (17)        (836)         --         (836)      (853)

Partners' deficit at December 31,
2001                                    (1,497)     (45,850)       (328)     (46,178)   (47,675)

Net loss for the year ended
  December 31, 2002                        (27)      (1,313)         --       (1,313)    (1,340)

Partners' deficit at December 31,
2002                                    $(1,524)   $(47,163)     $ (328)    $(47,491)  $(49,015)

Combined partners' deficit at
  December 31, 2002                    $(5,165)   $(159,532)    $ (830)    $(160,362) $(165,527)

                  See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                           For The Years Ended December 31,
                                                            2002          2001        2000

Cash flows from operating activities:
  Net loss                                                 $(4,573)     $(2,910)      $ (40)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                            6,769        6,299        5,929
     Amortization of mortgage discounts                      4,562        4,091          403
     Casualty gain                                            (513)         (63)          --
     Change in accounts:
      Receivables and deposits                                (135)         125          120
      Other assets                                             (70)          21          (18)
      Accounts payable                                        (560)         129           97
      Tenant security deposit liabilities                     (120)         (98)          36
      Accrued interest                                         757          938        2,965
      Accrued property taxes                                    34           48          (77)
      Due to affiliate                                         291            1            2
      Other liabilities                                        461         (623)        (785)
         Net cash provided by operating activities           6,903        7,958        8,632

Cash flows from investing activities:
  Property improvements and replacements                    (4,187)      (6,090)      (4,119)
  Insurance proceeds received                                  656           88           --
  Net withdrawals from (deposits to) restricted
    escrows                                                    611        2,819       (1,698)
         Net cash used in investing activities              (2,920)      (3,183)      (5,817)

                  See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                  COMBINED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)



                                                          For The Years Ended December 31,
                                                           2002          2001         2000
Cash flows from financing activities:
  Payments on mortgage notes payable                      $(6,225)     $(5,470)     $(2,686)
  Payments received on subscription notes                      --           --            5
  Advances from an affiliate                                    3        3,590           15
      Net cash used in financing activities                (6,222)      (1,880)      (2,666)

Net (decrease) increase in cash and cash
   equivalents                                             (2,239)       2,895          149

Cash and cash equivalents at beginning of year              5,048        2,153        2,004

Cash and cash equivalents at end of year                  $ 2,809      $ 5,048      $ 2,153

Supplemental disclosure of cash flow information:
   Cash paid for interest, including approximately
   $1,984, $2,179, and $733
      paid to an affiliate                                $11,268      $11,302      $ 9,622
Supplemental disclosure of non-cash information:
  Accrued interest added to mortgage notes payable        $ 1,053      $ 1,010      $ 2,607
  Property improvements and replacements included
   in accounts payable and other liabilities               $ 25         $ 843        $ 499

                  See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                December 31, 2002


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

Basis of Accounting:

The accompanying financial statements represent the combined financial statements of Portfolio I, Portfolio II, and the Venture. Significant interpartnership accounts and transactions have been eliminated from these combined financial statements.

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

Distributions of proceeds arising from the sale or refinancing of the Venture's properties will be allocated to Portfolio I and Portfolio II in proportion to their respective Venture interests subject to the order of distribution indicated in the Plan and approved by the U.S. Bankruptcy Court. Distributions by Portfolio I and Portfolio II will then be allocated as follows: (1) first to the Limited Partners in an amount equal to their aggregate capital contributions; (2) then to the general partners in an amount equal to their aggregate capital contributions; (3) then, among the Limited Partners, an amount equal to $62,000,000 multiplied by the respective percentage interest of Portfolio I or Portfolio II in the Venture; and (4) finally, of the balance, 76% to the Limited Partners and 24% to the general partners.

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

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Venture believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Venture's first mortgages, after discounting the scheduled loan payments to maturity, is approximately $111,883,000; however, the Venture is precluded from refinancing the first mortgages until January 2007. The Managing General Partner believes that it is not appropriate to use the Venture's incremental borrowing rate for the second mortgages, the Assignment Note and the long term arrangement fee, as there is currently no market in which the Venture could obtain similar financing. Therefore, the Managing General Partner considers estimation of fair value to be impracticable for this indebtedness.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. At December 31, 2002 and 2001, cash balances included approximately $2,623,000 and $4,957,000, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits:

The Venture requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space, and is current on its rental payments.

Investment Properties:

Investment properties consist of fifteen apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires impairment losses to be recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. No adjustments for impairment of value were recorded in the years ended December 31, 2002, 2001 or 2000.

During 2001, AIMCO, an affiliate of the Managing General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Venture's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $358,000 in 2002 compared to 2001.

Escrows:

In connection with the December 1997 refinancing of the Venture's 15 remaining properties, a replacement escrow was required for each property. Each property was required to deposit an initial lump sum amount plus make monthly deposits over the term of the loan, which varies by property. These funds are to be used to cover replacement costs. The balance of the replacement reserves at December 31, 2002 and 2001 is approximately $849,000 and $1,460,000, respectively, including interest.

Depreciation:

Depreciation is computed by the straight-line method over estimated useful lives ranging from 25 to 30 years for buildings and improvements and the 150% or 200% declining balance method for five to fifteen years for personal property.

Leases:

The Venture generally leases apartment units for twelve-month terms or less. The Venture recognizes income as earned on its leases and fully reserves all balances outstanding over thirty days. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Advertising Costs:

The Venture expenses the cost of advertising as incurred. Advertising costs of approximately $390,000, $351,000 and $355,000, are included in operating expense for the years ended December 31, 2002, 2001, and 2000, respectively.

Segment Reporting:

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

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

Recent Accounting Pronouncements:

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Effective January 1, 2002, the Venture adopted SFAS
144. The adoption of which did not have a material effect on the financial position or results of operations of the Venture.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Venture. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. The Venture adopted SFAS 145 effective April 1, 2002. The adoption of which did not have a material effect on the financial position or results of operations of the Venture.

Note B - Mortgage Notes Payable


                                 Principal      Principal                 Principal
                                 Balance At     Balance At                 Balance
                                December 31,   December 31,   Period       Due At
           Property                 2002           2001      Amortized    Maturity
                                      (in thousands)                   (in thousands)
North Park Apartments
   1st mortgage                   $ 5,955        $ 6,052      25 yrs       $ 5,376
   2nd mortgage                      2,101          1,977       (A)          (A)
Chapelle Le Grande
   1st mortgage                      3,056          3,106     25 yrs         2,759
   2nd mortgage                      1,080          1,047       (A)          (A)
Terrace Gardens
   1st mortgage                      4,229          4,298     25 yrs         3,818
   2nd mortgage                      1,184          1,258       (A)          (A)
Forest Ridge Apartments
   1st mortgage                      5,626          5,711     25 yrs         5,073
   2nd mortgage                        803          1,156       (A)          (A)
Scotchollow
   1st mortgage                     27,784         28,204     25 yrs        25,054
   2nd mortgage                      7,970          7,914       (A)          (A)
Pathfinder Village
   1st mortgage                     12,838         13,032     25 yrs        11,576
   2nd mortgage                      2,941          3,443       (A)          (A)
Buena Vista Apartments
   1st mortgage                      4,718          4,795     25 yrs         4,260
   2nd mortgage                        800          1,180       (A)          (A)
Mountain View Apartments
   1st mortgage                      6,825          6,928     25 yrs         6,154
   2nd mortgage                        851          1,539       (A)          (A)
Crosswood Park
   1st mortgage                      5,309          5,390     25 yrs         4,788
   2nd mortgage                        724          1,018       (A)          (A)
Casa de Monterey
   1st mortgage                      3,911          3,971     25 yrs         3,479
   2nd mortgage                        763          1,153       (A)          (A)
The Bluffs
   1st mortgage                      3,551          3,605     25 yrs         3,202
   2nd mortgage                      1,138          1,159       (A)          (A)
Watergate Apartments
   1st mortgage                      2,760          2,805     25 yrs         2,492
   2nd mortgage                        775            853       (A)          (A)
Shadowood Apartments
   1st mortgage                      2,145          2,180     25 yrs         1,936
   2nd mortgage                        385            507       (A)          (A)
Vista Village Apartments
   1st mortgage                      3,164          3,215     25 yrs         2,856
   2nd mortgage                      1,074          1,048       (A)          (A)
Towers of Westchester Park
   1st mortgage                     11,542         11,730     25 yrs        10,420
   2nd mortgage                      2,098          2,998       (A)          (A)
      Totals                      $128,100       $133,272                  $93,243

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

The senior debt  includes  prepayment  penalties  if repaid  prior to January 1,
2007. All of the loans are cross-collateralized, but they are not cross-defaulted; therefore, a default by one property under the terms of its debt agreement does not in and of itself create a default under all of the senior and junior debt agreements. However, if the proceeds upon the sale or refinancing of any property are insufficient to fully repay the outstanding senior or junior debt related to that property, any deficiency is to be satisfied from the sale or refinancing of the remaining properties.

Scheduled principal payments on mortgage notes payable subsequent to December 31, 2002 are as follows (in thousands):

      2003            $ 1,660
      2004               1,832
      2005               2,022
      2006               2,201
      2007               2,403
   Thereafter          117,982
                      $128,100

As principal payments for the junior loans are based upon monthly cash flow, all principal is assumed to be repaid at maturity.

Note C - Notes Payable

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

At December 31, 2002 and 2001 the remaining $38,810,000 of the Assignment Note is non-interest bearing and is payable only after payment of debt of higher priority, including the senior and junior mortgage notes payable. Pursuant to SOP 90-7, the Assignment Note, the Long-Term Loan Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. Interest expense was being recognized through the amortization of the discount which became fully amortized in January 2000.

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

Note D - Participating Mortgage Note

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

The Venture has recorded the estimated fair value of the participation feature as a liability and a debt discount of approximately $36,518,000. During the year ended December 31, 2002 and 2001, the Venture amortized approximately $4,562,00 and $4,091,000, respectively of the debt discount which is included in interest expense. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties. These fair values were determined using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors. The Managing General Partner evaluates the fair value of the participation feature on an annual basis or as circumstances dictate that it should be analyzed.

Note E - Casualty Gain

During the twelve months ended December 31, 2002, the Partnership recorded a net casualty gain of approximately $513,000. The casualty gain resulted from both fire and wind damage at Chappelle Le Grande, a fire at Scotchollow and wind damage at Terrace Gardens as discussed below.

In March 2002, a wind storm caused roof damage at Chappelle Le Grande. The gain of approximately $62,000 associated with this casualty was the result of the receipt of insurance proceeds of approximately $74,000 offset by approximately $12,000 of undepreciated property improvements and replacements being written off.

In February 2002, a fire at Chappelle Le Grande caused damage to the clubhouse and surrounding structures. A net casualty gain of approximately $69,000 was recorded in relation to this fire. The gain was the result of the receipt of insurance proceeds of approximately $126,000 offset by approximately $15,000 of undepreciated property improvements and replacements being written off and approximately $42,000 of emergency repairs made at the property.

In January 2002, a fire caused damage to the fitness center at Scotchollow. A net casualty gain of approximately $349,000 was recorded in relation to this fire. The gain was a result of the receipt of insurance proceeds of approximately $423,000 offset by approximately $74,000 of undepreciated property improvements and replacements being written off.

During the twelve months ended December 31, 2001, a net casualty gain of approximately $40,000 was recorded at Terrace Gardens. The casualty gain related to wind damage in April 2001. The gain was the result of the receipt of insurance proceeds of approximately $58,000 offset by approximately $18,000 of undepreciated property improvements and replacements being written off. During the twelve months ended December 31, 2002, final insurance proceeds of approximately $33,000 related to this casualty were received and recorded as an additional casualty gain.

During the twelve months ended December 31, 2001, a net casualty gain of approximately $23,000 was recorded at Watergate Apartments. The casualty gain related to damage caused by an ice storm in December 2000. The gain was a result of the receipt of insurance proceeds of approximately $30,000 offset by approximately $7,000 of undepreciated fixed assets being written off.

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

Asset management fees of approximately $326,000 were paid to an affiliate of the Managing General Partner for the year ended December 31, 2002 and asset management fees of approximately $300,000 were paid to an affiliate of the Managing General Partner for each of the years ended December 31, 2001 and 2000. These fees are included in general and administrative expenses.

Affiliates of the Managing General Partner are entitled to receive a percentage of the gross receipts from all of the Venture's properties as compensation for providing property management services. The Venture paid to such affiliates approximately $1,289,000, $1,344,000 and $1,238,000 for the years ended December 31, 2002, 2001 and 2000, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $100,000 for each of the years ended December 31, 2002, 2001 and 2000. These expenses are included in general and administrative expenses. During the years ended December 31, 2002, 2001 and 2000, the Venture paid fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $308,000, $940,000 and $125,000, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. These fees are included in investment properties.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $123,000, $123,000 and $131,000 for the years ended December 31, 2002, 2001 and 2000, respectively, which are included in operating expenses.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At December 31, 2002 and 2001, the outstanding balance of $79,000 is included in other liabilities.

During December 2002 and 2001, respectively, the Managing General Partner loaned the Venture approximately $3,000 to cover operating costs at Pathfinder Village and approximately $3,590,000 to cover capital expenditures required at all of the properties. During the year ended December 31, 2000, the Managing General Partner loaned the Venture approximately $15,000 to cover operational expenses required at Mountain View Apartments and Casa de Monterey. These loans were made in accordance with the terms of the Partnership Agreement and bear interest at the prime rate plus 3%. The balance of the above loans from the Managing General Partner is approximately $3,902,000 and $3,608,000 for the years ended December 31, 2002 and 2001, respectively, which includes accrued interest. Interest expense on the loans was approximately $290,000 and $2,000 for the years ended December 31, 2002 and 2001, respectively. Interest expense was less than $1,000 for the year ended December 31, 2000.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the bankruptcy plan. There were no property dispositions for which proceeds were received during the years ended December 31, 2002, 2001 or 2000.

The junior debt is held by an affiliate of the Managing General Partner. The monthly principal and interest payments are based on monthly excess cash flow for each property, as defined in the mortgage agreement. During the year ended December 31, 2002, 2001 and 2000, the Venture recognized interest expense on the junior debt of approximately $3,029,000, $3,132,000 and $3,351,000, respectively.

Beginning in 2001, the Venture began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Venture insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Venture paid AIMCO and its affiliates approximately $574,000 and $308,000, respectively, for insurance coverage and fees associated with policy claims administration.

As a result of tender offers, AIMCO and its affiliates owned 118.50 units of limited partnership interest in Portfolio I representing 18.40% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 20.40% at December 31, 2002. AIMCO and its affiliates owned 64.42 units of limited partnership interest in Portfolio II representing 24.13% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 26.13% at December 31, 2002. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 22.08% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Venture in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Venture, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note G - Subscription Notes And Accrued Interest Receivable

Portfolio I and Portfolio II executed promissory notes requiring cash contributions from the partners aggregating $136,800,000 to the capital of
Portfolios I and II for 644 and 267 units, respectively. Of this amount, approximately $135,060,000 was contributed in cash through December 31, 2002, and $910,000 was deemed uncollectible and written-off prior to December 31, 2002. The following table represents the remaining Limited Partners'
subscription notes principal balances and the related accrued interest receivable at December 31, 2002 (in thousands):

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

All amounts outstanding at December 31, 2002, are considered past due and bear interest at the default rate of 18%. No interest will be recognized until collection is assured. The balances have been appropriately included as a reduction of Partners' Capital.

Note H - Investment Properties and Accumulated Depreciation


                                                  Initial Cost
                                                 (in thousands)

                                                   Buildings and       Costs
                                                      Related       Capitalized    Provision to
                                                      Personal      Subsequent to    Reduce to
Description                  Encumbrances  Land       Property      Acquisition     Fair Value
                            (in thousands)                        (in thousands)   (in thousands)

North Park Apartments          $ 8,056     $ 557      $ 8,349         $ 2,053          $ --
Chapelle Le Grande               4,136        166        3,873          1,190             --
Terrace Garden                   5,413        433        4,517          2,024             --
Forest Ridge Apartments          6,429        701        6,930          2,051             --
Scotchollow                     35,754      3,510       19,344          7,730             --
Pathfinder Village              15,779      3,040       11,698          5,412         (1,250)
Buena Vista Apartments           5,518        893        4,538            941             --
Mountain View Apartments         7,676      1,289        8,490          1,724             --
Crosswood Park                   6,033        611        8,597          2,893         (2,000)
Casa De Monterey                 4,674        869        6,136          2,070             --
The Bluffs                       4,689        193        3,667            896             --
Watergate Apartments             3,535        263        5,625          1,718             --
Shadowood Apartments             2,530        209        3,393          1,064             --
Vista Village Apartments         4,238        568        5,209          1,656             --
Towers Of Westchester Park      13,640        529       13,491          4,618             --

       TOTAL                  $128,100    $13,831     $113,857        $38,040        $(3,250)


                          Gross Amount At Which Carried
                               At December 31, 2002
                                 (in thousands)
                                Buildings Accum-
                           And ulated Year of Date of
                                     Related
                                     Personal             Deprec-   Construc-Acquis-  Depreciable
   Description               Land    Property    Total     iation    tion     ition   Life Years

North Park Apartments       $ 557    $ 10,402   $ 10,959  $ 7,790    1968    11/14/84   5-27.5
Chapelle Le Grande             166      5,063      5,229     3,559   1972    12/05/84   5-27.5
Terrace Gardens                433      6,541      6,974     4,376   1973    10/26/84   5-27.5
Forest Ridge Apartments        701      8,981      9,682     6,539   1974    10/26/84   5-27.5
Scotchollow                  3,510     27,074     30,584    19,515   1973    10/26/84   5-27.5
Pathfinder Village           2,753     16,147     18,900    10,840   1971    10/26/84   5-27.5
Buena Vista Apartments         893      5,479     6,372     4,081    1972   10/26/84   5-27.5
Mountain View Apartments     1,289     10,214     11,503     6,811   1978    10/26/84    5-29
Crosswood Park                 471      9,630     10,101     6,401   1977    12/05/84    5-29
Casa De Monterey               869      8,206      9,075     5,789   1970    10/26/84   5-27.5
The Bluffs                     193      4,563     4,756     3,360    1968   10/26/84   5-27.5
Watergate Apartments           263      7,343      7,606     5,296   1972    10/26/84   5-27.5
Shadowood Apartments           209      4,457      4,666     3,328   1974    11/14/84   5-27.5
Vista Village Apartments       568      6,865      7,433     4,889   1971    10/26/84   5-27.5
Towers Of Westchester          529     18,109     18,638    12,920   1971    10/26/84   5-27.5
  Park

          TOTAL            $13,404   $149,074   $162,478  $105,494

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2002 and 2001, is approximately $179,611,000 and $176,911,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2002 and 2001, is approximately $148,604,000 and $143,272,000, respectively.

Reconciliation  of  Investment  Properties  and  Accumulated   Depreciation  (in
thousands):

                                          2002           2001           2000
  Investment Properties

  Balance at beginning of year          $159,460       $153,102       $148,484
  Property improvements and
    replacements                           3,369          6,434          4,618
  Dispositions of property                  (351)           (76)            --
  Balance at end of year                $162,478       $159,460       $153,102

  Accumulated Depreciation

  Balance at beginning of year          $ 98,975       $ 92,727       $ 86,798
  Additions charged to expense             6,769          6,299          5,929
  Dispositions of property                  (250)           (51)            --
  Balance at end of year                $105,494       $ 98,975       $ 92,727

Note I - Income Taxes

The following is a reconciliation of reported net loss per the financial statements to the Federal taxable income (loss) to partners (in thousands except percent amounts):


                                          2002           2001           2000

Net loss as reported                     $(4,573)       $(2,910)         $ (40)
  Depreciation differences                 1,437         (1,204)         (1,233)
  Unearned income                            166           (304)           (577)
  Casualty loss                             (566)           (63)             --
  Residual proceeds expense                4,562          4,091              --
  Other                                       63             65             (80)
Federal taxable income (loss)            $ 1,089         $ (325)        $(1,930)

Portfolio I Allocation                  $ 768.62       $ (229.41)     $(1,362,72)


Portfolio II Allocation                    319.86         (95.47)        (567.10)
Net income (loss) per limited
   partnership interest:
 Portfolio I Allocation                $ 2,568.82       $(537.89)     $(2,074.90)
 Portfolio II Allocation                  2,590.95       (542.51)      (2,084.98)

The following is a reconciliation between the Venture's reported amounts and Federal tax basis of net liabilities at December 31, 2002 and 2001 (in thousands):

                                                    2002          2001
   Net liabilities as reported                   $(165,527)    $(160,954)
   Land and buildings                               17,134        17,451
   Accumulated depreciation                        (43,110)      (44,297)
   Syndication costs                                17,650        17,650
   Deferred gain                                    42,225        42,225
   Other deferred costs                              9,601         9,601
   Other                                           (53,116)      (53,345)
   Notes payable                                     4,882         4,882
   Subscription notes receivable                     1,837         1,837
   Mortgage payable                                (47,727)      (47,727)
   Residual proceeds liability                       8,653         4,091
   Accrued interest                                  9,571         9,571
      Net liabilities - Federal tax basis        $(197,927)    $(199,015)

Note J - Legal Proceedings

The Venture is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note K - Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the Venture (in thousands, except per interest data):


                                           1st        2nd       3rd       4th
2002                                     Quarter    Quarter   Quarter   Quarter    Total
Total revenues                           $ 7,885    $ 8,227   $ 8,369   $ 7,990   $32,471

Total expenses                             9,281      9,452     9,252     9,059    37,044

Net loss                                 $(1,396)   $(1,225)   $ (883)  $(1,069)  $(4,573)

Net loss per limited partnership interest:
   Portfolio I (644 interests issued and
     outstanding)                        $(1,502)   $(1,317)   $ (949)  $(1,153)  $(4,921)
   Portfolio II (267 interests issued
     and outstanding)                    $(1,502)   $(1,317)   $ (948)  $(1,151)  $(4,918)


                                           1st        2nd       3rd       4th
2001                                     Quarter    Quarter   Quarter   Quarter    Total
Total revenues                           $ 8,235    $ 8,449   $ 8,329   $ 8,236   $33,249

Total expenses                             7,925      9,833     9,288     9,113    36,159

Net income (loss)                         $ 310     $(1,384)   $ (959)   $ (877)  $(2,910)

Net income (loss) per limited partnership interest:
   Portfolio I (644 interests issued and
     outstanding)                         $ 334     $(1,489)  $(1,031)   $ (944)  $(3,130)
   Portfolio II (267 interests issued
     and outstanding)                     $ 333     $(1,490)  $(1,030)   $ (944)  $(3,131)


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

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director

Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer

Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Managing General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Venture.

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

The executive officers and director of the Managing General Partner discussed with the Venture's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-K for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the combined financial statements of the Venture for 2003. Fees for 2002 were audit services of approximately $108,000 and non-audit services (principally tax-related) of approximately $51,000.

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

Except as noted below, no persons or entity owns of record or is known by the Venture to own beneficially more than 5% of the outstanding Interests of either of the Partnerships as of December 31, 2002.

                  Entity                   Number of Units        Percentage

   National Residential Portfolio I

           AIMCO Properties, LP                118.50               18.40%
          (an affiliate of AIMCO)


   National Residential Portfolio II

           AIMCO Properties, LP                 64.42               24.13%
          (an affiliate of AIMCO)

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Asset management fees of approximately $326,000 were paid to an affiliate of the Managing General Partner for the year ended December 31, 2002 and asset management fees of approximately $300,000 were paid to an affiliate of the Managing General Partner for each of the years ended December 31, 2001 and 2000. These fees are included in general and administrative expenses.

Affiliates of the Managing General Partner are entitled to receive a percentage of the gross receipts from all of the Venture's properties as compensation for providing property management services. The Venture paid to such affiliates approximately $1,289,000, $1,344,000 and $1,238,000 for the years ended December 31, 2002, 2001 and 2000, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $100,000 for each of the years ended December 31, 2002, 2001 and 2000. These expenses are included in general and administrative expenses. During the years ended December 31, 2002, 2001 and 2000, the Venture paid fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $308,000, $940,000 and $125,000, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. These fees are included in investment properties.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $123,000, $123,000 and $131,000 for the years ended December 31, 2002, 2001 and 2000, respectively, which are included in operating expenses.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At December 31, 2002 and 2001, the outstanding balance of $79,000 is included in other liabilities.

During December 2002 and 2001, respectively, the Managing General Partner loaned the Venture approximately $3,000 to cover operating costs at Pathfinder Village and approximately $3,590,000 to cover capital expenditures required at all of the properties. During the year ended December 31, 2000, the Managing General Partner loaned the Venture approximately $15,000 to cover operational expenses required at Mountain View Apartments and Casa de Monterey. These loans were made in accordance with the terms of the Partnership Agreement and bear interest at the prime rate plus 3%. The balance of the above loans from the Managing General Partner is approximately $3,902,000 and $3,608,000 for the years ended December 31, 2002 and 2001, respectively, which includes accrued interest. Interest expense on the loans was approximately $290,000 and $2,000 for the years ended December 31, 2002 and 2001, respectively. Interest expense was less than $1,000 for the year ended December 31, 2000.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the bankruptcy plan. There were no property dispositions for which proceeds were received during the years ended December 31, 2002, 2001 or 2000.

The junior debt is held by an affiliate of the Managing General Partner. The monthly principal and interest payments are based on monthly excess cash flow for each property, as defined in the mortgage agreement. During the year ended December 31, 2002, 2001 and 2000, the Venture recognized interest expense on the junior debt of approximately $3,029,000, $3,132,000 and $3,351,000, respectively.

Beginning in 2001, the Venture began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Venture insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Venture paid AIMCO and its affiliates approximately $574,000 and $308,000, respectively, for insurance coverage and fees associated with policy claims administration.

As a result of tender offers, AIMCO and its affiliates owned 118.50 units of limited partnership interest in Portfolio I representing 18.40% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 20.40% at December 31, 2002. AIMCO and its affiliates owned 64.42 units of limited partnership interest in Portfolio II representing 24.13% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 26.13% at December 31, 2002. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 22.08% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Venture in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Venture, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Venture's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Venture's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Venture's internal controls or in other factors that could significantly affect the Venture's internal controls since the date of evaluation. The Venture does not believe any significant deficiencies or material weaknesses exist in the Venture's internal controls. Accordingly, no corrective actions have been taken.



                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following combined financial statements of the Registrant are included in Item 8:

      Combined Balance Sheets at December 31, 2002 and 2001.

      Combined Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

      Combined Statements of Changes in Partners' Deficit for the years ended December 31, 2002, 2001 and 2000.

      Combined Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

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

(b) Reports on Form 8-K:

      None filed during the quarter ended December 31, 2002.

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

     99   Certification of Chief Executive Officer and Chief Financial Officer.


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

                              Date: March 31, 2003


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Patrick J. Foye                  Date: March 31, 2003
Patrick J. Foye
Executive Vice President
and Director


/s/Thomas C. Novosel                Date: March 31, 2003
Thomas C. Novosel
Senior Vice President
and Chief Accounting Officer


                                  CERTIFICATION

I, Patrick J. Foye, certify that:

1. I have reviewed this annual report on Form 10-K of VMS National Properties Joint Venture;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003
                                     /s/Patrick J. Foye
                                     Patrick J. Foye
                                     Executive   Vice   President   of  MAERIL,
                                     Inc., equivalent of the chief  executive
                                     officer of the Venture


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-K of VMS National Properties Joint Venture;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003

                              /s/Paul J. McAuliffe
                              Paul J. McAuliffe
                              Executive  Vice  President  and  Chief   Financial
                              Officer of MAERIL, Inc., equivalent of the chief financial officer of the Venture

Exhibit 11




                      VMS NATIONAL PROPERTIES JOINT VENTURE
                      CALCULATION OF NET LOSS PER INVESTOR
                      (in thousands, except per unit data)




                                                   For the Years Ended December 31,
                                                    2002          2001         2000

 VMS National Properties net loss                  $(4,573)      $(2,910)      $ (38)
    Portfolio I net loss                                --            --           (1)
    Portfolio II net loss                               --            --           (1)
          Combined net loss                        $(4,573)      $(2,910)      $ (40)
 Portfolio I allocation:
   70.69% VMS National Properties net loss         $(3,233)      $(2,057)      $ (27)
   100.00% Portfolio I net loss                         --            --           (1)
                                                   $(3,233)      $(2,057)      $ (28)

 Net loss to general partner (2%)                   $ (64)        $ (41)       $ (1)

 Net loss to limited partners (98%)                $(3,169)      $(2,016)      $ (27)

 Number of Limited Partner interests                   644           644          644

 Net loss per limited Partnership interest         $(4,921)      $(3,130)      $ (43)

 Portfolio II allocation:
   29.31% VMS National Properties net loss         $(1,340)      $ (853)       $ (11)
   100% Portfolio II net loss                           --            --           (1)
                                                   $(1,340)      $ (853)       $ (12)

 Net loss to general partner (2%)                   $ (27)        $ (17)       $ --

 Net loss to limited partners (98%)                $(1,313)      $ (836)       $ (12)

 Number of Limited Partner interests                   267           267          267

 Net loss per limited Partnership interest         $(4,918)      $(3,131)      $ (45)


Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-K of VMS National Properties Joint Venture (the "Venture"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Venture, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Venture, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Venture.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 31, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 31, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Venture for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.