Form 10-Q
period 2003-03-31
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2003-05-15
CIK 789089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003

                                       or

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


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X_

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                             COMBINED BALANCE SHEETS
                                 (in thousands)


                                                             March 31,    December 31,
                                                                2003          2002
                                                            (Unaudited)       (Note)
Assets:
  Cash and cash equivalents                                   $ 1,980        $ 2,809
  Receivables and deposits                                       2,139          1,711
  Restricted escrows                                               820            849
  Other assets                                                     192            378
  Investment properties:
   Land                                                         13,404         13,404
   Buildings and related personal property                     150,090        149,074
                                                               163,494        162,478
   Less accumulated depreciation                              (107,197)      (105,494)
                                                                56,297         56,984
                                                              $ 61,428      $ 62,731
Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                             $ 535          $ 340
  Tenant security deposit liabilities                              908            893
  Accrued property taxes                                           995            603
  Other liabilities                                                721            779
  Accrued interest                                                 699            703
  Due to affiliate                                               3,971          3,902
  Mortgage notes payable, including $23,809 and $24,687
   due to an affiliate at March 31, 2003 and
   December 31, 2002, respectively                             126,789        128,100
  Mortgage participation liability                               9,872          8,653
  Notes payable                                                 42,060         42,060
  Deferred gain on extinguishment of debt                       42,225         42,225

Partners' Deficit                                             (167,347)      (165,527)
                                                              $ 61,428      $ 62,731

Note: The combined balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

              See Accompanying Notes to Combined Financial Statements


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                               Three Months Ended
                                                                    March 31,
                                                                2003          2002
Revenues:
   Rental income                                              $ 7,325       $ 7,356
   Other income                                                   564           529
   Casualty gain                                                   38            --
       Total revenues                                           7,927         7,885

Expenses:
   Operating                                                    2,900         2,396
   Property management fees to an affiliate                       323           323
   General and administrative                                     150           164
   Depreciation                                                 1,737         1,665
   Interest                                                     4,123         4,253
   Property taxes                                                 514           480
       Total expenses                                           9,747         9,281

Net loss                                                      $(1,820)      $(1,396)

Net loss allocated to general partners (2%)                    $ (37)        $ (28)
Net loss allocated to limited partners (98%)                   (1,783)       (1,368)
                                                              $(1,820)      $(1,396)
Net loss per limited partnership interest:
   Portfolio I (644 interests issued and outstanding)         $(1,958)      $(1,502)
   Portfolio II (267 interests issued and outstanding)        $(1,955)      $(1,502)

              See Accompanying Notes to Combined Financial Statements


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                                 (in thousands)


                                       VMS National Residential Portfolio I
                                                 Limited Partners
                                                                   Limited
                         General    Accumulated   Subscription    Partners'
                         Partners     Deficit        Notes          Total        Total

Partners' deficit at
  December 31, 2002      $(3,641)    $(112,369)      $ (502)      $(112,871)   $(116,512)

Net loss for the
  three months ended
  March 31, 2003             (26)       (1,261)          --          (1,261)      (1,287)

Partners' deficit at
  March 31, 2003         $(3,667)    $(113,630)      $ (502)      $(114,132)   $(117,799)


                                      VMS National Residential Portfolio II
                                                Limited Partners
                                                                  Limited
                         General    Accumulated  Subscription    Partners'
                         Partners     Deficit        Notes         Total        Total

Partners' deficit at
  December 31, 2002      $(1,524)    $ (47,163)     $ (328)      $ (47,491)   $ (49,015)

Net loss for the
  three months ended
  March 31, 2003             (11)         (522)          --           (522)        (533)

Partners' deficit at
  March 31, 2003         $(1,535)    $ (47,685)     $ (328)      $ (48,013)   $ (49,548)

Combined total           $(5,202)    $(161,315)     $ (830)      $(162,145)   $(167,347)

              See Accompanying Notes to Combined Financial Statements


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2003         2002
Cash flows from operating activities:
  Net loss                                                      $(1,820)     $(1,396)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                 1,737        1,665
     Amortization of mortgage discounts                           1,219        1,092
     Casualty gain                                                  (38)          --
     Change in accounts:
      Receivables and deposits                                     (428)        (272)
      Other assets                                                  186         (712)
      Accounts payable                                              179         (541)
      Tenant security deposit liabilities                            15          (56)
      Accrued property taxes                                        392          288
      Accrued interest                                              198          437
      Other liabilities                                             (58)         650
      Due to affiliate                                               72           69
        Net cash provided by operating activities                 1,654        1,224

Cash flows from investing activities:
  Property improvements and replacements                         (1,047)      (1,538)
  Net withdrawals from restricted escrows                            29          141
  Insurance proceeds received                                        51           --
        Net cash used in investing activities                      (967)      (1,397)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (1,513)      (2,370)
  Payments on advances from affiliates                               (3)          --
        Net cash used in financing activities                    (1,516)      (2,370)

Net decrease in cash and cash equivalents                          (829)      (2,543)
Cash and cash equivalents at beginning of period                  2,809        5,048
Cash and cash equivalents at end of period                      $ 1,980      $ 2,505

Supplemental disclosure of cash flow information:
  Cash paid for interest, including approximately $507 and
   $428 paid to an affiliate                                    $ 2,637      $ 2,654

Supplemental disclosure of non-cash activity:
  Accrued interest added to mortgage notes payable               $ 202        $ 423

At March 31, 2003 and December 31, 2002 accounts payable and property improvements and replacements were adjusted by approximately $41,000 and $25,000, respectively.

Included in property  improvements  and  replacements for the three months ended
March 31, 2002 are approximately $843,000 of improvements which were included in accounts payable at December 31, 2001.

              See Accompanying Notes to Combined Financial Statements


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited combined financial statements of VMS National Properties Joint Venture (the "Venture" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results which may be expected for the year ending December 31, 2003. For further information, refer to the combined financial statements and footnotes thereto included in the Venture's Annual Report on Form 10-K for the year ended December 31, 2002. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

At March 31, 2003 and December 31, 2002, the remaining $38,810,000 of the Assignment Note is non-interest bearing and is payable only after payment of debt of higher priority, including the senior and junior mortgage notes payable. Pursuant to SOP 90-7, the Assignment Note, the Long-Term Loan Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. Interest expense was being recognized through the amortization of the discount which became fully amortized in January 2000.

Long-Term Loan Arrangement Fee Note:

The Venture executed an unsecured, nonrecourse promissory note (the "Long-Term Loan Arrangement Fee Note") payable to the VMS/Stout Venture as consideration for arranging long-term financing.

The note in the amount of $3,250,000 does not bear interest and is payable only after debt of a higher priority, including senior and junior mortgage loans, have been repaid.

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

The Venture has recorded the estimated fair value of the participation feature as a liability and a debt discount of approximately $36,518,000. During the three months ended March 31, 2003 and 2002, the Venture amortized approximately $1,219,000 and $1,092,000, respectively, of the debt discount which is included in interest expense. The Venture previously recognized amortization of approximately $8,653,000 related to the debt discount as of December 31, 2002. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties. These fair values were determined using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors. The Managing General Partner evaluates the fair value of the participation feature on an annual basis or as circumstances dictate that it should be analyzed.

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

Asset management fees of approximately $81,000 and $86,000 were paid to affiliates of the Managing General Partner for the three months ended March 31, 2003 and 2002, respectively. These fees are included in general and administrative expense. Additionally, $2,000 of such fees was unpaid at March 31, 2003 and is included in due to affiliates.

Affiliates of the Managing General Partner are entitled to receive a percentage of the gross receipts from all of the Venture's properties as compensation for providing property management services. The Venture paid to such affiliates approximately $323,000 for each of the three month periods ended March 31, 2003 and 2002.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $25,000 for each of the three month periods ended March 31, 2003 and 2002. These expenses are included in general and administrative expense.

During the three months ended March 31, 2003 and 2002, the Venture paid fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $16,000 and $137,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties and are included in investment properties.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $31,000 for each of the three month periods ended March 31, 2003 and 2002. These expenses are included in operating expense.

At March 31, 2003 and December 31, 2002, the Venture owed loans of approximately $3,606,000 and $3,609,000 to an affiliate of the Managing General Partner plus accrued interest thereon of approximately $363,000 and $293,000, respectively, which are included in due to affiliate on the combined balance sheets. These loans were made in accordance with the Joint Venture Agreement and bear interest at the prime rate plus 3%. The Venture recognized interest expense of approximately $70,000 and $69,000 during the three months ended March 31, 2003 and 2002.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At March 31, 2003 and December 31, 2002, the outstanding balance of $79,000 is included in other liabilities.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the bankruptcy plan. There were no property dispositions for which proceeds were received during either of the three month periods ended March 31, 2003 or 2002.

The junior debt is held by an affiliate of the Managing General Partner. The monthly principal and interest payments are based on monthly excess cash flow for each property, as defined in the mortgage agreement. During the three months ended March 31, 2003 and 2002, the Venture recognized interest expense of approximately $638,000 and $864,000, respectively.

The Venture insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Venture insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2003 and 2002, the Venture's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO will be approximately $474,000 and $574,000, respectively.

Note E - Casualty Gain

During the three months ended March 31, 2003 a net casualty gain of approximately $38,000 was recorded at Shadowood Apartments. The casualty gain related to a fire, occurring in September 2002, which caused damage to eight units at the property. The gain was the result of the receipt of initial insurance proceeds of approximately $51,000 during the first quarter of 2003 offset by approximately $13,000 of undepreciated property improvements and replacements being written off. Additional insurance proceeds of approximately $27,000 were received subsequent to March 31, 2003 and will be recognized as additional gain during the second quarter of 2003.

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

Average occupancy rates for the three months ended March 31, 2003 and 2002, for all of the Venture's properties are as follows:

                                                   Average Occupancy
      Property                                      2003       2002

      North Park Apartments (1)
         Evansville, IN                             91%        94%
      Chapelle Le Grande (1)
         Merrillville, IN                           93%        97%
      Terrace Gardens (2)
         Omaha, NE                                  88%        91%
      Forest Ridge Apartments
         Flagstaff, AZ                              93%        95%
      Scotchollow (3)
         San Mateo, CA                              92%        85%
      Pathfinder Village (3)
         Fremont, CA                                94%        79%
      Buena Vista Apartments
         Pasadena, CA                               97%        97%
      Mountain View Apartments (4)
         San Dimas, CA                              94%        97%
      Crosswood Park (3)
         Citrus Heights, CA                         95%        89%
      Casa de Monterey
         Norwalk, CA                                97%        96%
      The Bluffs (2)
         Milwaukie, OR                              89%        95%
      Watergate Apartments (5)
         Little Rock, AR                            93%        87%
      Shadowood Apartments (6)
         Monroe, LA                                 90%        95%
      Vista Village Apartments
         El Paso, TX                                98%        97%
      The Towers of Westchester Park
         College Park, MD                           98%        99%

(1) The average occupancy at Northpark Apartments and Chappelle Le Grande decreased due to increased competition in the property's respective local markets and a large number of lease terms expiring during the first quarter of 2003. The property management has focused on increasing occupancy through tenant retention and more effective lease management techniques which included staggering lease expiration dates.

(2) Occupancy at Terrace Gardens and The Bluffs decreased due to a weak economy and significant job loss in their respective markets.

(3) Occupancy at Scotchollow, Pathfinder Village and Crosswood Park increased due to incentives such as rent concessions and reduced rental rates implemented to attract tenants.

(4) The decrease in occupancy at Mountain View Apartments is due to a weak economy in the property's market area.

(5)   The  increase  in  occupancy   at   Watergate   Apartments   is  primarily
      attributable to the implementation of more effective lease management techniques focusing on customer retention.

(6) Shadowood Apartments average occupancy decreased due to a fire in September of 2002 resulting in eight units being uninhabitable for several months. The restoration of these units has been completed and occupancy is expected to return to historic levels.

Results of Operations

The Venture recorded a net loss for the three months ended March 31, 2003 of approximately $1,820,000 compared to a net loss of approximately $1,396,000 for the corresponding period in 2002. The increase in net loss for the three month period is due to an increase in total expenses partially offset by an increase in total revenues.

Total revenues increased due to an increase in other income and the recognition of a casualty gain which were partially offset by a decrease in rental income. The increase in other income is primarily from increases in late charges at North Park Apartments and Watergate Apartments and lease cancellation fees at Pathfinder Village and The Bluffs. The decrease in rental income is the result of the various decreases in occupancy at many of the properties more than outweighing the occupancy increases at Scotchollow, Crosswood Park, Watergate, and Pathfinder Village.

During the three months ended March 31, 2003 a net casualty gain of approximately $38,000 was recorded at Shadowood Apartments. The casualty gain related to a fire, occurring in September 2002, which caused damage to eight units at the property. The gain was the result of the receipt of initial insurance proceeds of approximately $51,000 during the first quarter of 2003 offset by approximately $13,000 of undepreciated property improvements and replacements being written off. Additional insurance proceeds of approximately $27,000 were received subsequent to March 31, 2003 and will be recognized as additional gain during the second quarter of 2003.

Total expenses increased primarily due to increases in operating and depreciation expenses partially offset by a decrease in interest expense. Operating expense increased due primarily to increases in utilities, interior painting and trash removal costs at Scotchollow and Pathfinder Village, increases in snow removal costs at Towers of Westchester Park and increases in hazard insurance premiums at thirteen of the Partnership's fifteen investment properties. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. The decrease in interest expense is attributable to a decrease in interest on the senior and junior debt due to principal reduction payments partially offset by an increase in the amortization of the debt discount related to the mortgage participation liability.

Included in general and administrative expenses for the three months ended March 31, 2003 and 2002 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Venture. Costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2003, the Venture had cash and cash equivalents of approximately $1,980,000 as compared to approximately $2,505,000 at March 31, 2002. Cash and cash equivalents decreased approximately $829,000 for the three months ended March 31, 2003, from December 31, 2002. The decrease in cash and cash equivalents is a result of approximately $1,516,000 and $967,000 of cash used in financing and investing activities, respectively, which was partially offset by approximately $1,654,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Venture's investment properties and a payment on advances from affiliates loaned temporarily in December 2002. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrow accounts maintained by the mortgage lender and the receipt of insurance proceeds related to the casualty at Shadowood Apartments.

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

The Venture is restricted to annual capital improvements of $300 per unit for all of the properties, which is the limit set by the junior debt for funding of capital improvements. The Venture, the holder of the junior debt encumbering the properties and the servicer of the senior debt encumbering the properties have agreed to a procedure to assess whether or not capital expenditures, in addition to those permitted under the $300 per unit limit, are needed at the properties and the methodology for funding any such capital expenditures. During 1999, the Venture and the holders of the junior and senior debt agreed that additional capital expenditures were required and that these expenditures would be funded out of the cash flows from the properties that otherwise would have been utilized to pay debt services on the junior debt. In November 1999, an agreement was signed relating to the required capital expenditures at Towers of Westchester Park. In July 2000, similar agreements were signed relating to North Park Apartments, Scotchollow, Pathfinder Village, Buena Vista Apartments, Mountain View Apartments, Casa de Monterey and The Bluffs. In August 2000, agreements were signed relating to Shadowood Apartments, Crosswood Park, Vista Village Apartments, Watergate Apartments, Chapelle Le Grande, and Forest Ridge Apartments and in September 2000, an agreement was signed relating to Terrace Gardens. Funds to pay for these expenditures were placed in escrow accounts in prior years and the Venture resumed making monthly payments on the junior debt to the extent of monthly excess cash flow. As of December 31, 2002, reserve balances still existed for Terrace Gardens, The Bluffs, and Watergate Apartments pending completion of the agreed upon work. During the first quarter of 2003, The Bluffs and Watergate Apartments completed all their agreed upon work.

North  Park   Apartments:   Approximately   $85,000  is  budgeted   for  capital
improvements for the year ending December 31, 2003, consisting primarily of floor coverings, appliances and HVAC improvements. The Venture completed approximately $10,000 in capital expenditures at North Park Apartments during the three months ended March 31, 2003, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow and replacement reserves.

Chapelle Le Grande: Approximately $32,000 is budgeted for capital improvements for the year ending December 31, 2003, consisting primarily of floor coverings, appliances and HVAC improvements. The Venture completed approximately $6,000 in capital expenditures at Chapelle Le Grande during the three months ended March 31, 2003, consisting primarily of floor covering replacements and fire safety improvements. These improvements were funded from operating cash flow and replacement reserves.

Terrace Gardens: The methodology discussed above for funding the required capital expenditures has been applied to Terrace Gardens. The parties agreed that this property required capital expenditures which have a revised completion date of June 30, 2003 and which are estimated to cost approximately $433,000, of which approximately $340,000 were completed as of March 31, 2003. None of these expenditures were completed during 2003. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the junior debt. In addition, approximately $38,000 is budgeted for capital improvements for the year ending December 31, 2003, consisting primarily of floor covering replacements and appliances. The Venture completed approximately $21,000 in capital expenditures at Terrace Gardens during the three months ended March 31, 2003, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow and replacement reserves.

Forest  Ridge  Apartments:   Approximately   $83,000  is  budgeted  for  capital
improvements for the year ending December 31, 2003, consisting primarily of floor covering replacements, appliances and HVAC improvements. The Venture completed approximately $71,000 in capital expenditures at Forest Ridge Apartments during the three months ended March 31, 2003, consisting primarily of floor covering replacements, plumbing fixtures, and heating upgrades. These improvements were funded from operating cash flow and replacement reserves.

Scotchollow: Approximately $125,000 is budgeted for capital improvements for the year ending December 31, 2003, consisting primarily of floor covering replacements, appliances, HVAC improvements and cabinets. The Venture completed approximately $96,000 in budgeted capital expenditures at Scotchollow during the three months ended March 31, 2003, consisting primarily of structural improvements, appliances and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. An additional $429,000 was spent during the three months ended March 31, 2003 consisting of building additions associated with the fire that occurred in January 2002. The insurance proceeds and asset write-offs related to this fire were recorded during 2002.

Pathfinder Village: Approximately $74,000 is budgeted for capital improvements for the year ending December 31, 2003, consisting primarily of floor covering replacements, appliances, lighting and HVAC improvements. The Venture completed approximately $61,000 in capital expenditures at Pathfinder Village during the three months ended March 31, 2003, consisting primarily of floor covering replacements, structural improvements, and interior decoration and painting. These improvements were funded from operating cash flow and replacement reserves.

Buena  Vista   Apartments:   Approximately   $28,000  is  budgeted  for  capital
improvements for the year ending December 31, 2003, consisting primarily of floor covering replacements, office equipment and pool upgrades. The Venture completed approximately $12,000 in capital expenditures at Buena Vista Apartments during the three months ended March 31, 2003, consisting primarily of floor covering replacements and pool upgrades. These improvements were funded from operating cash flow and replacement reserves.

Mountain  View  Apartments:   Approximately  $50,000  is  budgeted  for  capital
improvements for the year ending December 31, 2003, consisting primarily of floor covering replacements, appliances, plumbing and parking lot upgrades. The Venture completed approximately $48,000 in capital expenditures at Mountain View Apartments during the three months ended March 31, 2003, consisting primarily of floor covering replacements, parking lot upgrades, water heaters and plumbing fixtures. These improvements were funded from operating cash flow and replacement reserves.

Crosswood Park: Approximately $54,000 is budgeted for capital improvements for the year ending December 31, 2003, consisting primarily of floor covering replacements, appliances and water heaters. The Venture completed approximately $81,000 in budgeted and unbudgeted capital expenditures at Crosswood Park during the three months ended March 31, 2003, consisting primarily of structural improvements, air conditioning upgrades, and floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves.

Casa de Monterey: Approximately $43,000 is budgeted for capital improvements for the year ending December 31, 2003, consisting primarily of floor covering replacements, plumbing, maintenance equipment, HVAC and signs. The Venture completed approximately $38,000 in capital expenditures at Casa de Monterey during the three months ended March 31, 2003, consisting primarily of floor covering replacements, plumbing and HVAC. These improvements were funded from operating cash flow and replacement reserves.

The Bluffs: As of March 31, 2003, all capital expenditures required under the agreement signed July 2000 were completed by March 31, 2003 with approximately $20,000 incurred during 2003. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the junior debt. Approximately $41,000 is budgeted for capital improvements for the year ending December 31, 2003, consisting primarily of floor covering replacements, appliances, HVAC and cabinets. The Venture completed approximately $26,000 in capital expenditures, including the aforementioned capital expenditures, at The Bluffs during the three months ended March 31, 2003, consisting primarily of floor covering replacements, structural improvements and ground lighting. These improvements were funded from operating cash flow and replacement reserves.

Watergate Apartments: As of March 31, 2003 all capital expenditures required under the agreement signed August 2000 have been completed. Approximately
$16,000 of these expenditures were completed during 2003. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the junior debt. In addition, approximately $42,000 is budgeted for capital improvements for the year ending December 31, 2003, consisting primarily of floor covering replacements and appliances. The Venture completed approximately $36,000 in capital expenditures, including the aforementioned capital expenditures, at Watergate Apartments during the three months ended March 31, 2003, consisting primarily of structural improvements, upgrades to comply with the Americans With Disabilities Act and swimming pool upgrades. These improvements were funded from operating cash flow and replacement reserves.

Shadowood Apartments: Approximately $36,000 is budgeted for capital improvements for the year ending December 31, 2003, consisting primarily of floor covering replacements, appliances and structural improvements. The Venture completed approximately $12,000 in budgeted capital expenditures at Shadowood Apartments during the three months ended March 31, 2003, consisting primarily of floor covering and appliances. An additional $87,000 was spent during the three months ended March 31, 2003 consisting of building improvements associated with the fire that occurred in September 2002. These improvements were funded from operating cash flow and insurance proceeds.

Vista  Village  Apartments:   Approximately  $66,000  is  budgeted  for  capital
improvements for the year ending December 31, 2003, consisting primarily of floor covering replacements and appliances. The Venture completed approximately $18,000 in capital expenditures at Vista Village Apartments during the three months ended March 31, 2003, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow and replacement reserves.

Towers of Westchester Park: Approximately $91,000 is budgeted for capital improvements for the year ending December 31, 2003, consisting primarily of floor covering replacements, appliances, structural improvements and parking lot upgrades. The Venture completed approximately $11,000 in capital expenditures at Towers of Westchester Park during the three months ended March 31, 2003, consisting primarily of floor covering replacements and cabinets. These improvements were funded from operating cash flow and replacement reserves.

The Venture initially budgeted $888,000 ($300 per unit) for all of the properties which is equal to the limit set by the junior notes for funding of capital improvements. As the Venture identifies properties which require additional improvements discussions are held with the holders of both the senior and junior mortgage notes for approval to perform agreed upon capital improvements.

The Registrant's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The senior debt encumbering all of the properties totals approximately $102,980,000 and is being amortized over 25 years, with a balloon payment of $93,243,000 due January 2008. Not including the debt discount relating to the mortgage participation liability, the junior debt, which also matures January 2008, totals approximately $23,809,000 and requires monthly payments based upon monthly excess cash flow for each property. The Assignment Note and Long-Term Arrangement Fee Notes totaling approximately $42,060,000 are non-interest bearing and are subordinate to the senior and junior debt and are only payable from the proceeds of the sale or refinancing of the properties.

There were no cash distributions to the partners of either of the Partnerships for the three months ended March 31, 2003 and 2002. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions. Future cash distributions are subject to the order of distributions as stipulated by the Venture's Plan of Reorganization. The source of future distributions will depend upon the levels of net cash generated from operations, the availability of cash reserves, and timing of debt maturities, refinancings and/or property sales. The Partnerships' distribution policies are reviewed on a quarterly basis. There can be no assurance that the Partnerships will generate sufficient funds from operations, after required capital expenditures and the order of distributions as stipulated by the Venture's Plan of Reorganization, to permit any distributions to partners during the remainder of 2003 or subsequent periods.

Other

As a result of tender offers, AIMCO and its affiliates currently own 118.50 units of limited partnership interest in Portfolio I representing 18.40% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 20.40%. AIMCO and its affiliates currently own 64.42 units of limited partnership interest in Portfolio II representing 24.13% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 26.13%. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 22.08% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Venture in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.
Although the Managing General Partner owes fiduciary duties to the limited partners of the Venture, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Venture is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis except for advances made from an affiliate of the Managing General Partner. These advances bear interest at the prime rate plus three basis points. Based on interest rates at March 31, 2003, an increase or decrease of 100 basis points in market interest rates would not have a material impact on the Venture.

The following table summarizes the Venture's debt obligations at March 31, 2003. The interest rates represent the weighted-average rates. The fair value of the Venture's first mortgages, after discounting the scheduled loan payments to maturity, is approximately $111,013,000 at March 31, 2003. However, the Venture is precluded from refinancing the first mortgage until January 2007. The
Managing General Partner believes that it is not appropriate to use the Venture's incremental borrowing rate for the second mortgages, as there is currently no market in which the Venture could obtain similar financing. Therefore, the Managing General Partner considers estimation of fair value to be impracticable for this indebtedness.

                                                   Long-term Debt
                                            Principal          Weighted-average
                                        (in thousands)          Interest Rate

             2003                           $ 1,228                 8.50%
             2004                             1,832                 8.50%
             2005                             2,022                 8.50%
             2006                             2,201                 8.50%
             2007                             2,403                 8.50%
          Thereafter                        117,103                 8.98%
                                           $126,789

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

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  Exhibit 3(a), VMS National Properties Joint Venture Agreement (Exhibit 3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference).

                  Exhibit 3(b), Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership of VMS National Properties Portfolio I (Exhibit 3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference).

                  Exhibit 3(c), Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership of VMS
                  National Properties Portfolio II (Exhibit 3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference).

                  Exhibit 11, Calculation of Net Loss Per Investor.

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2003.

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


                                    Date: May 14, 2003

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


Date:  May 14, 2003

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


Date:  May 14, 2003

                                    /s/Paul J. McAuliffe
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of MAERIL, Inc., equivalent of the
                                    chief financial officer of the Venture

Exhibit 11




                      VMS NATIONAL PROPERTIES JOINT VENTURE

                      CALCULATION OF NET LOSS PER INVESTOR
                      (in thousands, except per unit data)


                                                          For the Three Months
                                                             Ended March 31,
                                                            2003          2002

VMS National Properties net loss                         $(1,820)       $(1,396)
  Portfolio I net loss                                        --             --
  Portfolio II net loss                                       --             --
        Combined net loss                                $(1,820)       $(1,396)

Portfolio I allocation:
  70.69% VMS National Properties net loss                $(1,287)       $ (987)
  100.00% Portfolio I net loss                                --             --
                                                         $(1,287)       $ (987)

Net loss to general partner (2%)                          $ (26)         $ (20)

Net loss to limited partners (98%)                       $(1,261)       $ (967)

Number of Limited Partner units                              644            644

Net loss per limited partnership interest                $(1,958)       $(1,502)

Portfolio II allocation:
  29.31% VMS National Properties net loss                 $ (533)       $ (409)
  100.00% Portfolio II net loss                               --             --
                                                          $ (533)       $ (409)

Net loss to general partner (2%)                          $ (11)         $ (8)

Net loss to limited partners (98%)                        $ (522)       $ (401)

Number of Limited Partner units                              267            267

Net loss per limited partnership interest                $(1,955)       $(1,502)

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of VMS National Properties Joint Venture (the "Venture"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Venture, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Venture, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Venture.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 14, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 14, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Venture for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.