Form 10-Q
period 2003-09-30
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2003-11-13
CIK 789089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003

                                       or

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                             COMBINED BALANCE SHEETS
                                 (in thousands)


                                                           September 30,  December 31,
                                                                2003          2002
                                                            (Unaudited)      (Note)
Assets:
  Cash and cash equivalents                                   $ 1,567        $  2,809
  Receivables and deposits                                       1,975          1,711
  Restricted escrows                                               793            849
  Other assets                                                     825            378
  Investment properties:
   Land                                                         13,404         13,404
   Buildings and related personal property                     151,293        149,074
                                                               164,697        162,478
   Less accumulated depreciation                              (110,639)      (105,494)
                                                                54,058         56,984
                                                              $ 59,218      $ 62,731
Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                             $ 722          $ 340
  Tenant security deposit liabilities                              874            893
  Accrued property taxes                                           941            603
  Other liabilities                                                774            779
  Accrued interest                                                 838            703
  Due to affiliate                                               4,114          3,902
  Mortgage notes payable, including $22,585 and $24,687
   due to an affiliate at September 30, 2003 and
   December 31, 2002, respectively                             124,739        128,100
  Mortgage participation liability                              12,411          8,653
  Notes payable                                                 42,060         42,060
  Deferred gain on extinguishment of debt                       42,225         42,225

Partners' Deficit                                             (170,480)      (165,527)
                                                              $ 59,218      $ 62,731

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

              See Accompanying Notes to Combined Financial Statements


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per interest data)


                                           Three Months Ended        Nine Months Ended
                                              September 30,            September 30,
                                            2003        2002         2003         2002
Revenues:
  Rental income                           $ 7,293      $ 7,435      $22,015      $22,254
  Other income                                579          651        1,710        1,736
  Casualty gain (Note E)                       --          283          115          491
      Total revenues                        7,872        8,369       23,840       24,481

Expenses:
  Operating                                 2,875        2,367        8,155        7,344
  Property management fee to an
    affiliate                                 315          327          950          978
  General and administrative                  141          147          441          448
  Depreciation                              1,730        1,681        5,229        5,057
  Interest                                  4,196        4,240       12,530       12,704
  Property taxes                              461          490        1,488        1,454
       Total expenses                       9,718        9,252       28,793       27,985

Net loss                                  $(1,846)     $ (883)      $(4,953)     $(3,504)

Net loss allocated to general
  partners (2%)                            $ (37)       $ (18)       $ (99)       $ (70)
Net loss allocated to limited
  partners (98%)                           (1,809)        (865)      (4,854)      (3,434)

                                          $(1,846)     $ (883)      $(4,953)     $(3,504)
Net loss per limited partnership interest:
    Portfolio I (644 interests
      issued and outstanding)             $(1,986)     $ (949)      $(5,328)     $(3,770)
    Portfolio II (267 interests
      issued and outstanding)             $(1,985)     $ (948)      $(5,330)     $(3,768)

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

              See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                                   (Unaudited)
                                 (in thousands)


                                       VMS National Residential Portfolio I
                                                 Limited Partners

                                                                   Limited
                         General    Accumulated   Subscription    Partners'
                         Partners     Deficit        Notes          Total        Total

Partners' deficit at
  December 31, 2002      $(3,641)    $(112,369)      $ (502)      $(112,871)   $(116,512)

Net loss for the
  nine months ended
  September 30, 2003         (70)       (3,431)          --          (3,431)      (3,501)

Partners' deficit at
  September 30, 2003     $(3,711)    $(115,800)      $ (502)      $(116,302)   $(120,013)


                                      VMS National Residential Portfolio II
                                                Limited Partners

                                                                 Limited
                         General    Accumulated  Subscription    Partners'
                         Partners     Deficit        Notes         Total        Total

Partners' deficit at
  December 31, 2002      $(1,524)    $ (47,163)     $ (328)      $ (47,491)   $ (49,015)

Net loss for the
  nine months ended
  September 30, 2003         (29)       (1,423)          --         (1,423)      (1,452)

Partners' deficit at
  September 30, 2003     $(1,553)    $ (48,586)     $ (328)      $ (48,914)   $ (50,467)

Combined total           $(5,264)    $(164,386)     $ (830)      $(165,216)   $(170,480)

              See Accompanying Notes to Combined Financial Statements


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2003         2002
Cash flows from operating activities:
  Net loss                                                      $(4,953)     $(3,504)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                 5,229        5,057
     Amortization of discounts                                    3,758        3,375
     Casualty gain                                                 (115)        (491)
     Change in accounts:
      Receivables and deposits                                     (279)        (430)
      Other assets                                                 (447)        (319)
      Accounts payable                                              303         (403)
      Tenant security deposit liabilities                           (19)         (93)
      Due to affiliate                                              215          219
      Accrued property taxes                                        338          324
      Accrued interest                                              944          894
      Other liabilities                                              (5)         620
        Net cash provided by operating activities                 4,969        5,249

Cash flows from investing activities:
  Property improvements and replacements                         (2,254)      (3,571)
  Net withdrawals from restricted escrows                            56          348
  Net insurance proceeds                                            160          634
        Net cash used in investing activities                    (2,038)      (2,589)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (4,170)      (4,975)
  Payments on advances from affiliates                               (3)          --
        Net cash used in financing activities                    (4,173)      (4,975)

Net decrease in cash and cash equivalents                        (1,242)      (2,315)
Cash and cash equivalents at beginning of period                  2,809        5,048
Cash and cash equivalents at end of period                      $ 1,567      $ 2,733

Supplemental disclosure of cash flow information:
  Cash paid for interest, including approximately $1,114
   and $1,445 paid to an affiliate                              $ 7,623      $ 8,217

Supplemental disclosure of non-cash activity:
  Accrued interest added to mortgage notes payable               $ 809        $ 961

At September 30, 2003 and December 31, 2002 accounts payable and property improvements and replacements were adjusted by approximately $104,000 and $25,000, respectively.

Included in property  improvements  and  replacements  for the nine months ended
September 30, 2002 are approximately $843,000 of improvements which were included in accounts payable at December 31, 2001.

              See Accompanying Notes to Combined Financial Statements


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited combined financial statements of VMS National Properties Joint Venture (the "Venture" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results which may be expected for the year ending December 31, 2003. For further information, refer to the combined financial statements and footnotes thereto included in the Venture's Annual Report on Form 10-K for the year ended December 31, 2002. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

At September 30, 2003 and December 31, 2002, the remaining $38,810,000 of the Assignment Note is non-interest bearing and is payable only after payment of debt of higher priority, including the senior and junior mortgage notes payable. Pursuant to SOP 90-7, the Assignment Note, the Long-Term Loan Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. Interest expense was being recognized through the amortization of the discount which became fully amortized in January 2000.

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

The Venture has recorded the estimated fair value of the participation feature of approximately $12,411,000 as a liability net of a debt discount of approximately $24,107,000. During the nine months ended September 30, 2003 and 2002, the Venture amortized approximately $3,758,000 and $3,375,000, respectively, of the debt discount which is included in interest expense. The Venture previously recognized amortization of approximately $8,653,000 related to the debt discount as of December 31, 2002. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties. These fair values were determined using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors. The Managing General Partner evaluates the fair value of the participation feature on an annual basis or as circumstances dictate that it should be analyzed.

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

Asset management fees of approximately $241,000 and $246,000 were paid to affiliates of the Managing General Partner for the nine months ended September 30, 2003 and 2002, respectively. These fees are included in general and administrative expense.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Venture's properties as compensation for providing property management services. The Venture paid to such affiliates approximately $950,000 and $978,000 for the nine month periods ended September 30, 2003 and 2002, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $75,000 for each of the nine month periods ended September 30, 2003 and 2002. These expenses are included in general and administrative expense.

During the nine months ended September 30, 2003 and 2002, the Venture paid fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $68,000 and $231,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties and are included in investment properties.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $93,000 for each of the nine month periods ended September 30, 2003 and 2002. These expenses are included in operating expenses.

At September 30, 2003 and December 31, 2002, the Venture owed loans of approximately $3,606,000 and $3,609,000 to an affiliate of the Managing General Partner plus accrued interest thereon of approximately $508,000 and $293,000, respectively, which are included in due to affiliate on the combined balance sheets. These loans were made in accordance with the Joint Venture Agreement and bear interest at the prime rate plus 3%. The Venture recognized interest expense of approximately $215,000 and $219,000 during the nine months ended September 30, 2003 and 2002, respectively.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At September 30, 2003 and December 31, 2002, the outstanding balance of the claim of $79,000 is included in other liabilities.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the bankruptcy plan. There were no property dispositions for which proceeds were received during either of the nine month periods ended September 30, 2003 or 2002.

The junior debt of approximately $22,585,000 at September 30, 2003 and approximately $24,687,000 at December 31, 2002 is held by an affiliate of the Managing General Partner. The monthly principal and interest payments are based on monthly excess cash flow for each property, as defined in the mortgage agreement. During the nine months ended September 30, 2003 and 2002, the Venture recognized interest expense of approximately $1,916,000 and $2,344,000, respectively.

The Venture insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Venture insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2003 and 2002, the Venture was charged by AIMCO and its affiliates approximately $474,000 and $574,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note E - Casualty Gain

During the nine months ended September 30, 2003 a net casualty gain of approximately $65,000 was recorded at Shadowood Apartments. The casualty gain related to a fire, occurring in September 2002, which caused damage to eight units at the property. The gain was the result of the receipt of insurance proceeds of approximately $78,000 offset by approximately $13,000 of undepreciated property improvements and replacements being written off.

During the nine months ended September 30, 2003 a net casualty gain of approximately $50,000 was recorded at Pathfinder Village Apartments. The casualty gain related to fire damage occurring in February 2003, which caused damage to five units at the property. The gain was a result of the receipt of insurance proceeds of approximately $82,000 offset by approximately $17,000 of undepreciated property improvements and replacements being written off and approximately $15,000 of emergency repairs made at the property.

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

In February 2002, a fire at Chappelle Le Grande caused damage to the clubhouse and surrounding structures. A net casualty gain of approximately $44,000 was recorded in relation to this fire. The gain was the result of the receipt of insurance proceeds of approximately $101,000 offset by approximately $15,000 of undepreciated property improvements and replacements being written off and approximately $42,000 of emergency repairs made at the property. An additional $25,000 of insurance proceeds were received during the fourth quarter of 2002 related to this casualty.

In January 2002, a fire caused damage to the fitness center at Scotchollow. A net casualty gain of approximately $352,000 was recorded in relation to this fire. The gain was a result of the receipt of insurance proceeds of approximately $426,000 offset by approximately $74,000 of undepreciated property improvements and replacements being written off.

During 2001, a net casualty gain of approximately $40,000 was recorded at Terrace Gardens. The casualty gain related to wind damage in April 2001. The gain was the result of the receipt of insurance proceeds of approximately $58,000 offset by approximately $18,000 of undepreciated property improvements and replacements being written off. During the nine months ended September 30, 2002, final insurance proceeds of approximately $33,000 related to this casualty were received and recorded as an additional casualty gain.

Note F - Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Venture.

The Venture is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

Average occupancy rates for the nine months ended September 30, 2003 and 2002, for all of the Venture's properties are as follows:

                                                   Average Occupancy
      Property                                      2003       2002

      North Park Apartments
         Evansville, IN                             95%        96%
      Chapelle Le Grande
         Merrillville, IN                           95%        96%
      Terrace Gardens (1)
         Omaha, NE                                  88%        95%
      Forest Ridge Apartments (2)
         Flagstaff, AZ                              90%        94%
      Scotchollow
         San Mateo, CA                              92%        90%
      Pathfinder Village (3)
         Fremont, CA                                91%        88%
      Buena Vista Apartments
         Pasadena, CA                               97%        97%
      Mountain View Apartments
         San Dimas, CA                              94%        96%
      Crosswood Park
         Citrus Heights, CA                         94%        94%
      Casa de Monterey
         Norwalk, CA                                96%        98%
      The Bluffs
         Milwaukie, OR                              93%        94%
      Watergate Apartments (4)
         Little Rock, AR                            95%        91%
      Shadowood Apartments
         Monroe, LA                                 95%        97%
      Vista Village Apartments
         El Paso, TX                                98%        96%
      The Towers of Westchester Park
         College Park, MD                           98%        98%


(1) Occupancy at Terrace Gardens decreased due to a weak economy and turnover of management and maintenance personnel at the property. Also contributing to the decrease is the low mortgage rates currently available which is resulting in more tenants buying homes.

(2) The decrease in occupancy at Forest Ridge Apartments is due to job losses caused by the closure of a major employer in the area and low mortgage rates allowing more tenants to buy homes.

(3) Occupancy at Pathfinder Village increased due to incentives such as rent concessions and reduced rental rates implemented to attract tenants.

(4)   The  increase  in  occupancy   at   Watergate   Apartments   is  primarily
      attributable to a stronger market and the implementation of more effective lease management techniques focusing on customer retention.

Results of Operations

The Venture recorded a net loss for the nine months ended September 30, 2003 of approximately $4,953,000 compared to a net loss for the nine months ended
September 30, 2002 of approximately $3,504,000. For the three months ended September 30, 2003 the Venture recorded a net loss of approximately $1,846,000 as compared to a net loss of approximately $883,000 for the corresponding period in 2002. The increase in net loss for the three and nine month periods is due to a decrease in total revenues and an increase in total expenses.

For the three and nine months ended September 30, 2003 as compared to September 30, 2002 the decrease in total revenues is due to decreases in rental income and other income and a decrease in the casualty gains recognized for the respective periods. The decrease in rental income is the result of the various decreases in occupancy at many of the properties more than outweighing the occupancy increases at Scotchollow, Watergate Apartments, Vista Village Apartments and Pathfinder Village. Other income decreased due to decreases in corporate unit income, tenant deposit forfeitures and interest income partially offset by an increase in various fees charged by the properties.

During the nine months ended September 30, 2003 a net casualty gain of approximately $65,000 was recorded at Shadowood Apartments. The casualty gain related to a fire, occurring in September 2002, which caused damage to eight units at the property. The gain was the result of the receipt of insurance proceeds of approximately $78,000 offset by approximately $13,000 of undepreciated property improvements and replacements being written off.

During the nine months ended September 30, 2003 a net casualty gain of approximately $50,000 was recorded at Pathfinder Village Apartments. The casualty gain related to fire damage occurring in February 2003, which caused damage to five units at the property. The gain was a result of the receipt of insurance proceeds of approximately $82,000 offset by approximately $17,000 of undepreciated property improvements and replacements being written off and approximately $15,000 of emergency repairs made at the property.

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

In February 2002, a fire at Chappelle Le Grande caused damage to the clubhouse and surrounding structures. A net casualty gain of approximately $44,000 was recorded in relation to this fire. The gain was the result of the receipt of insurance proceeds of approximately $101,000 offset by approximately $15,000 of undepreciated property improvements and replacements being written off and approximately $42,000 of emergency repairs made at the property. An additional $25,000 of insurance proceeds were received during the fourth quarter of 2002 related to this casualty.

In January 2002, a fire caused damage to the fitness center at Scotchollow. A net casualty gain of approximately $352,000 was recorded in relation to this fire. The gain was a result of the receipt of insurance proceeds of approximately $426,000 offset by approximately $74,000 of undepreciated property improvements and replacements being written off.

During 2001, a net casualty gain of approximately $40,000 was recorded at Terrace Gardens. The casualty gain related to wind damage in April 2001. The gain was the result of the receipt of insurance proceeds of approximately $58,000 offset by approximately $18,000 of undepreciated property improvements and replacements being written off. During the nine months ended September 30, 2002, final insurance proceeds of approximately $33,000 related to this casualty were received and recorded as an additional casualty gain.

Total expenses for the nine month period ended September 30, 2003 as compared to September 30, 2002 increased due to increases in operating, depreciation and property tax expenses partially offset by decreases in interest expense and property management fees. Operating expense increased due to increases in advertising, property, administrative, insurance and maintenance expenses. Advertising expense increased due to increased usage of the internet for advertising purposes. Property expenses increased due to increases in natural gas and other utility costs and salaries and other related employee expenses partially offset by decreases in lease renewal incentives and courtesy patrol costs primarily at Towers of Westchester Park. Administrative expenses increased due to an increase in the usage of temporary labor at Scotchollow and Crosswood Apartments and legal costs related to normal business at Scotchollow and the payment of environmental fines of approximately $55,000 at Casa de Monterey Apartments related to lead-based paint disclosures that were omitted from the property's lease agreements. Hazard insurance premiums increased at all of the Venture's investment properties. Some of the properties have suffered casualties which have additionally increased their insurance premiums. Maintenance expenses increased due primarily to increases in yard and ground work and plumbing and fixture repairs at many of the Venture's investment properties. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Property taxes increased as a result of an increase in the tax assessments for North Park Apartments, Towers of Westchester Park and Chapelle Le Grande. The decrease in interest expense is attributable to a decrease in interest on the senior and junior debt due to principal reduction payments partially offset by an increase in the amortization of the debt discount related to the mortgage participation liability. Property management fees decreased due to the decrease in rental income on which these fees are based.

Total expenses for the three months ended September 30, 2003 increased compared to the same period in 2002 due to increases in operating and depreciation expenses partially offset by decreases in interest expense and property management fees as discussed above as well as a decrease in property tax expense. The decrease in property tax expense is due to the receipt of a tax refund from prior years received during the three months ended September 30, 2003 at Vista Village Apartments partially offset by the increases at North Park Apartments, Towers of Westchester Park and Chapelle Le Grande discussed above.

General and administrative expense remained relatively constant between the comparable periods. Included in general and administrative expenses for the nine months ended September 30, 2003 and 2002 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Venture. Costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Venture, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Venture from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Venture from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At  September  30,  2003,   the  Venture  had  cash  and  cash   equivalents  of
approximately $1,567,000 as compared to approximately $2,733,000 at September 30, 2002. Cash and cash equivalents decreased approximately $1,242,000 for the nine months ended September 30, 2003, from December 31, 2002. The decrease in cash and cash equivalents is a result of approximately $4,173,000 and $2,038,000 of cash used in financing and investing activities, respectively, which was partially offset by approximately $4,969,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Venture's investment properties and, to a lesser extent, a payment on advances from affiliates loaned temporarily in December 2002. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrow accounts maintained by the mortgage lender and the receipt of insurance proceeds related to the casualties at Shadowood Apartments and Pathfinder Village. The Venture invests its working capital reserves in interest bearing accounts.

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

The Venture is restricted to annual capital improvements of $300 per unit for all of the properties, which is the limit set by the junior debt for funding of capital improvements. The Venture, the holder of the junior debt encumbering the properties and the servicer of the senior debt encumbering the properties have agreed to a procedure to assess whether or not capital expenditures, in addition to those permitted under the $300 per unit limit, are needed at the properties and the methodology for funding any such capital expenditures. During 1999, the Venture and the holders of the junior and senior debt agreed that additional capital expenditures were required and that these expenditures would be funded out of the cash flows from the properties that otherwise would have been utilized to pay debt service on the junior debt. In November 1999, an agreement was signed relating to the required capital expenditures at Towers of Westchester Park. In July 2000, similar agreements were signed relating to North Park Apartments, Scotchollow, Pathfinder Village, Buena Vista Apartments, Mountain View Apartments, Casa de Monterey and The Bluffs. In August 2000, agreements were signed relating to Shadowood Apartments, Crosswood Park, Vista Village Apartments, Watergate Apartments, Chapelle Le Grande, and Forest Ridge Apartments and in September 2000, an agreement was signed relating to Terrace Gardens. Funds to pay for these expenditures were placed in escrow accounts in prior years and the Venture resumed making monthly payments on the junior debt to the extent of monthly excess cash flow. As of December 31, 2002, reserve balances still existed for Terrace Gardens, The Bluffs, and Watergate Apartments pending completion of the agreed upon work. During the nine months ended September 30, 2003, The Bluffs and Watergate Apartments completed all their agreed upon work.

North Park Apartments: The Venture completed approximately $82,000 in capital expenditures at North Park Apartments during the nine months ended September 30, 2003, consisting primarily of floor covering replacements, parking area improvements, swimming pool improvements, roof replacements and air conditioning upgrades. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $19,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements and HVAC improvements.

Chapelle Le Grande: The Venture completed approximately $20,000 in capital expenditures at Chapelle Le Grande during the nine months ended September 30, 2003, consisting primarily of floor covering and appliance replacements and fire safety improvements. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $18,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements and HVAC improvements.

Terrace Gardens: The methodology discussed above for funding the required capital expenditures has been applied to Terrace Gardens. The parties agreed that this property required capital expenditures which have a revised completion date of December 31, 2003 and which are estimated to cost approximately $433,000, of which approximately $340,000 were completed as of September 30, 2003. None of these expenditures were completed during 2003. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the junior debt. The Venture completed approximately $87,000 in capital expenditures at Terrace Gardens during the nine months ended September 30, 2003, consisting primarily of floor covering replacements and structural and air conditioning upgrades. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $32,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements.

Forest Ridge Apartments: The Venture completed approximately $149,000 in capital expenditures at Forest Ridge Apartments during the nine months ended September 30, 2003, consisting primarily of floor covering replacements, plumbing fixture upgrades, heating upgrades and countertop and water heater replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $21,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements, HVAC improvements and sidewalk additions.

Scotchollow: The Venture completed approximately $314,000 in capital expenditures at Scotchollow during the nine months ended September 30, 2003, consisting primarily of structural improvements, appliance and floor covering replacements and interior decoration. These improvements were funded from operating cash flow and replacement reserves. An additional $429,000 was spent during the nine months ended September 30, 2003 consisting of building additions associated with the fire that occurred in January 2002. The insurance proceeds and asset write-offs related to this fire were recorded during 2002. The Venture evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $74,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements, HVAC improvements, cabinet upgrades, plumbing fixture upgrades, rebuilding of landings and building renovations to improve the safety of the property.

Pathfinder Village: The Venture completed approximately $234,000 in capital expenditures at Pathfinder Village during the nine months ended September 30, 2003, consisting primarily of floor covering replacements, countertops, structural improvements, interior decoration and painting. These improvements were funded from operating cash flow, replacement reserves and insurance proceeds. The Venture evaluates the capital improvement needs of the property during the year and expects that only necessary improvements will be made during the remainder of 2003 in order to maintain occupancy at the property.

Buena Vista Apartments: The Venture completed approximately $52,000 in capital expenditures at Buena Vista Apartments during the nine months ended September 30, 2003, consisting primarily of roof, floor covering and appliance replacements and plumbing fixture upgrades. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $101,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of roof and floor covering replacements, office equipment and pool upgrades.

Mountain View Apartments: The Venture completed approximately $208,000 in capital expenditures at Mountain View Apartments during the nine months ended September 30, 2003, consisting primarily of floor covering replacements, and furnishings, water heaters and plumbing fixture upgrades. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $38,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements and deck and landing replacements.

Crosswood Park: The Venture completed approximately $250,000 in capital expenditures at Crosswood Park during the nine months ended September 30, 2003, consisting primarily of structural improvements, air conditioning upgrades, swimming pool improvements, floor covering and appliance replacements and major landscaping. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $160,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements, water heater replacements and staircase, balcony, walkway and structural improvements to improve the safety of the property and its buildings.

Casa de Monterey: The Venture completed approximately $85,000 in capital expenditures at Casa de Monterey during the nine months ended September 30, 2003, consisting primarily of floor covering replacements, plumbing fixture upgrades, HVAC improvements and asphalt resurfacing. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $33,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, maintenance equipment, new signs and exterior painting.

The Bluffs: As of September 30, 2003, all capital expenditures required under the agreement signed July 2000 were completed by March 31, 2003 with approximately $20,000 incurred during 2003. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the junior debt. The Venture completed approximately $63,000 in capital expenditures, including the aforementioned capital expenditures, at The Bluffs during the nine months ended September 30, 2003, consisting primarily of floor covering replacements, structural improvements, ground lighting, asphalt resurfacing and major landscaping. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $20,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements, HVAC improvements, cabinet upgrades and storm windows.

Watergate Apartments: As of September 30, 2003, all capital expenditures required under the agreement signed August 2000 have been completed. Approximately $16,000 of these expenditures were completed during 2003. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the junior debt. The Venture completed approximately $99,000 in capital expenditures, including the aforementioned capital expenditures, at Watergate Apartments during the nine months ended September 30, 2003, consisting primarily of structural improvements, upgrades to comply with the Americans With Disabilities Act, air conditioning upgrades, swimming pool upgrades, painting and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $12,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements.

Shadowood Apartments: The Venture completed approximately $44,000 in capital expenditures at Shadowood Apartments during the nine months ended September 30, 2003, consisting primarily of floor covering replacements, plumbing fixture and air conditioning upgrades and wall covering replacements. An additional $87,000 was spent during the nine months ended September 30, 2003 consisting of building improvements associated with the fire that occurred in September 2002. These improvements were funded from operating cash flow and insurance proceeds. The Venture evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $4,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements.

Vista Village Apartments: The Venture completed approximately $60,000 in capital expenditures at Vista Village Apartments during the nine months ended September 30, 2003, consisting primarily of floor covering, appliance and water heater replacements and air conditioning and swimming pool upgrades. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $20,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements.

Towers of Westchester Park: The Venture completed approximately $70,000 in capital expenditures at Towers of Westchester Park during the nine months ended September 30, 2003, consisting primarily of floor covering replacements, cabinets, air conditioning and structural upgrades and swimming pool improvements. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $29,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements, structural improvements and parking lot upgrades.

The Venture initially budgeted $888,000 ($300 per unit) for all of the properties which is equal to the limit set by the junior notes for funding of capital improvements. As the Venture identifies properties which require additional improvements discussions are held with the holders of both the senior and junior mortgage notes for approval to perform agreed upon capital improvements.

The Registrant's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The senior debt encumbering all of the Venture's properties totals approximately $102,154,000 and is being amortized over 25 years, with a balloon payment of $93,243,000 due January 2008. Not including the debt discount relating to the mortgage participation liability, the junior debt, which also matures January 2008, totals approximately $22,585,000 and requires monthly payments based upon monthly excess cash flow for each property. The Assignment Note and Long-Term Arrangement Fee Notes totaling approximately $42,060,000 are non-interest bearing and are subordinate to the senior and junior debt and are only payable from the proceeds of the sale or refinancing of the properties.

There were no cash distributions to the partners of either of the Partnerships for the nine months ended September 30, 2003 and 2002. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions. Future cash distributions are subject to the order of distributions as stipulated by the Venture's Plan of Reorganization. The source of future distributions will depend upon the levels of net cash generated from operations, the availability of cash reserves, and timing of debt maturities, refinancings and/or property sales. The Partnerships' distribution policies are reviewed on a quarterly basis. There can be no assurance that the Partnerships will generate sufficient funds from operations, after required capital expenditures and the order of distributions as stipulated by the Venture's Plan of Reorganization, to permit any distributions to partners during the remainder of 2003 or subsequent periods.

Other

As a result of tender offers, AIMCO and its affiliates currently own 118.50 units of limited partnership interest in Portfolio I representing 18.40% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 20.40%. AIMCO and its affiliates currently own 66.42 units of limited partnership interest in Portfolio II representing 24.88% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 26.88%. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 22.30% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Venture in exchange for cash or a combination of cash and units in AIMCO Properties, L.P, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreements, unitholders holding a majority of the units of limited partnership interest are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Venture, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Venture's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Venture's assets.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Venture is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis except for advances made from an affiliate of the Managing General Partner. These advances bear interest at the prime rate plus three basis points. Based on interest rates at September 30, 2003, an increase or decrease of 100 basis points in market interest rates would not have a material impact on the Venture.

The following table summarizes the Venture's debt obligations at September 30, 2003. The interest rates represent the weighted-average rates. The fair value of the Venture's first mortgages, after discounting the scheduled loan payments to maturity, is approximately $109,439,000 at September 30, 2003. However, the Venture is precluded from refinancing the first mortgage until January 2007. The Managing General Partner believes that it is not appropriate to use the Venture's incremental borrowing rate for the second mortgages, as there is currently no market in which the Venture could obtain similar financing. Therefore, the Managing General Partner considers estimation of fair value to be impracticable for this indebtedness.

                                                        Long-term Debt
                                                Principal       Weighted-average
                                             (in thousands)      Interest Rate

                  2003                            $ 402              8.50%
                  2004                             1,832             8.50%
                  2005                             2,022             8.50%
                  2006                             2,201             8.50%
                  2007                             2,403             8.50%
               Thereafter                        115,879             8.96%
                                                $124,739

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Venture.

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

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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


                                    VMS National Residential Portfolio II


                                    By:   MAERIL, Inc.
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Paul J. McAuliffe
                                          Paul J. McAuliffe
                                          Executive Vice President
                                          and Chief Financial Officer


                                    Date: November 12, 2003

Exhibit 11




                      VMS NATIONAL PROPERTIES JOINT VENTURE

                      CALCULATION OF NET LOSS PER INVESTOR
                      (in thousands, except per unit data)


                                                           For the Nine Months
                                                           Ended September 30,
                                                            2003          2002

VMS National Properties net loss                          $(4,953)      $(3,504)
  Portfolio I net loss                                         --            --
  Portfolio II net loss                                        --            --
        Combined net loss                                 $(4,953)      $(3,504)

Portfolio I allocation:
  70.69% VMS National Properties net loss                 $(3,501)      $(2,477)
  100.00% Portfolio I net loss                                 --            --
                                                          $(3,501)      $(2,477)

Net loss to general partner (2%)                           $ (70)         $ (49)

Net loss to limited partners (98%)                        $(3,431)      $(2,428)

Number of Limited Partner units                               644           644

Net loss per limited partnership interest                 $(5,328)      $(3,770)

Portfolio II allocation:
  29.31% VMS National Properties net loss                 $(1,452)      $(1,027)
  100.00% Portfolio II net loss                                --            --
                                                          $(1,452)      $(1,027)

Net loss to general partner (2%)                           $ (29)        $ (21)

Net loss to limited partners (98%)                        $(1,423)      $(1,006)

Number of Limited Partner units                               267           267

Net loss per limited partnership interest                 $(5,330)      $(3,768)

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

Date:  November 12, 2003

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

Date:  November 12, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of VMS National Properties Joint Venture (the "Venture"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Venture, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Venture, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Venture.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 12, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Venture for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.