Form 10-K
period 2003-12-31
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2004-03-29
CIK 789089

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                    For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from _________to _________

                         Commission file number 0-14194

                      VMS NATIONAL PROPERTIES JOINT VENTURE
               (Exact name of Venture as specified in its charter)

         Illinois                                                36-3311347
(State or other jurisdiction of                                (I.R.S.Employer
 incorporation or organization)                              Identification No.)

                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                    Venture's telephone number (864) 239-1000

            Securities registered pursuant to Section 12(b) of the Act:

                                      None

            Securities registered pursuant to Section 12(g) of the Act:

                        Units of Limited Venture Interest
                                (Title of class)

Indicate by check mark whether the Venture: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Venture was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Venture's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the Venture is an accelerated filer (as defined in Exchange Act Rate 12b-2). Yes ___ No X__

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2003. No market exists for the limited partnership interests of the Venture, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Venture and interpretations of those regulations; the competitive environment in which the Venture operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Venture's financial statements and the notes thereto, as well as the risk factors described in the documents the Venture files from time to time with the Securities and Exchange Commission.

                                     PART I

Item 1.     Description of Business

VMS National Properties Joint Venture (the "Venture" or the "Venture"), of which the general partners are VMS National Residential Portfolio I ("Portfolio I") and VMS National Residential Portfolio II ("Portfolio II"), was formed in September 1984. Portfolio I and Portfolio II are collectively referred to as the "Ventures". The Ventures are limited partnerships formed in September 1984, under the Uniform Limited Venture Act of the State of Illinois. Effective December 12, 1997, the managing general partner of each of the Ventures was transferred from VMS Realty Investment, Ltd. ("VMSRIL") (formerly VMS Realty Partners) to MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), a wholly-owned subsidiary of MAE GP Corporation ("MAE GP") and an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged with Insignia Properties Trust ("IPT"), which was an affiliate of Insignia. Effective October 1, 1998 and February 26, 1999, Insignia and IPT were respectively merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus, the Managing General Partner is now a wholly-owned subsidiary of AIMCO.

From the period October 26, 1984, through June 16, 1985, the Ventures sold 912 Limited Venture Interests ("Interests") at a price of $150,000 per Limited Venture Interest for a total of $136,800,000. The Interests of each Venture were offered in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act"), and Regulation D thereunder. The participation interest in the Venture of Portfolio I and Portfolio II is approximately 71% and 29%, respectively.

The Venture originally acquired 51 residential apartment complexes located throughout the United Sates. At December 31, 2003, 34 of the Venture's properties had been foreclosed and two had been sold. The Venture continues to own and operate the remaining 15 residential apartment complexes (see "Item 2. Description of Properties").

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

The Venture has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. In addition to day-to-day management of the properties' operations, affiliates of the Managing General Partner also provide real estate advisory and asset management services to the Venture. As advisor, such affiliates provide all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing.

Risk Factors

The real estate business in which the Venture is engaged is highly competitive. There are other residential properties within the market area of the Venture's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Venture's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Laws benefiting disabled persons may result in the Venture's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Venture's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Venture's properties are substantially in compliance with present requirements, the Venture may incur unanticipated expenses to comply with the ADA and the FHAA.

Both the income and expenses of operating the properties owned by the Venture are subject to factors outside of the Venture's control, these factors include, but are not limited to, changes in the supply and demand for similar properties resulting from various market conditions, increases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Venture.

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

A further description of the Venture's business is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in "Item 7" of this Form 10-K.

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

                              Gross
                            Carrying  Accumulated               Depreciable     Federal
Property                      Value   Depreciation    Method        Life       Tax Basis
                                (in thousands)                               (in thousands)

North Park Apartments       $ 11,055    $ 8,211         SL        5-30 yrs      $ 1,198
Chapelle Le Grande             5,257       3,780        SL        5-30 yrs          575
Terrace Gardens                7,083       4,695        SL        5-30 yrs        1,576
Forest Ridge Apartments        9,855       6,980        SL        5-30 yrs        1,595
Scotchollow                   31,470      20,758        SL        5-30 yrs        6,517
Pathfinder Village            19,237      11,706        SL        5-30 yrs        5,935
Buena Vista Apartments         6,438       4,316        SL        5-30 yrs        1,230
Mountain View Apartments      11,805       7,207        SL        5-30 yrs        2,305
Crosswood Park                10,467       6,830        SL        5-30 yrs        2,440
Casa de Monterey               9,198       6,196        SL        5-30 yrs        1,864
The Bluffs                     4,825       3,579        SL        5-30 yrs          490
Watergate Apartments           7,755       5,631        SL        5-30 yrs        1,072
Shadowood Apartments           4,757       3,492        SL        5-30 yrs          540
Vista Village Apartments       7,503       5,256        SL        5-30 yrs        1,225
Towers of Westchester Park    18,743      13,752        SL        5-30 yrs        2,514

                            $165,448    $112,389                                $31,076

See "Note A" of the Notes to the Combined Financial Statements included in "Item 8" for a description of the Venture's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Venture's properties.

                                 Principal      Principal                 Principal
                                 Balance At     Balance At                 Balance
                                December 31,   December 31,   Period       Due At
           Property                 2003           2002      Amortized    Maturity
                                      (in thousands)                   (in thousands)
North Park Apartments
   1st mortgage                   $ 5,856        $ 5,955      25 yrs       $ 5,376
   2nd mortgage                      2,248          2,101       (A)          (A)
Chapelle Le Grande
   1st mortgage                      3,005          3,056     25 yrs         2,759
   2nd mortgage                      1,141          1,080       (A)          (A)
Terrace Gardens
   1st mortgage                      4,159          4,229     25 yrs         3,818
   2nd mortgage                      1,305          1,184       (A)          (A)
Forest Ridge Apartments
   1st mortgage                      5,533          5,626     25 yrs         5,073
   2nd mortgage                        663            803       (A)          (A)
Scotchollow
   1st mortgage                     27,326         27,784     25 yrs        25,054
   2nd mortgage                      8,029          7,970       (A)          (A)
Pathfinder Village
   1st mortgage                     12,626         12,838     25 yrs        11,576
   2nd mortgage                      2,639          2,941       (A)          (A)
Buena Vista Apartments
   1st mortgage                      4,646          4,718     25 yrs         4,260
   2nd mortgage                        445            800       (A)          (A)
Mountain View Apartments
   1st mortgage                      6,713          6,825     25 yrs         6,154
   2nd mortgage                        275            851       (A)          (A)
Crosswood Park
   1st mortgage                      5,215          5,309     25 yrs         4,788
   2nd mortgage                        458            724       (A)          (A)
Casa de Monterey
   1st mortgage                      3,847          3,911     25 yrs         3,479
   2nd mortgage                        496            763       (A)          (A)
The Bluffs
   1st mortgage                      3,492          3,551     25 yrs         3,202
   2nd mortgage                      1,232          1,138       (A)          (A)
Watergate Apartments
   1st mortgage                      2,718          2,760     25 yrs         2,492
   2nd mortgage                        768            775       (A)          (A)
Shadowood Apartments
   1st mortgage                      2,109          2,145     25 yrs         1,936
   2nd mortgage                        234            385       (A)          (A)
Vista Village Apartments
   1st mortgage                      3,111          3,164     25 yrs         2,856
   2nd mortgage                      1,103          1,074       (A)          (A)
Towers of Westchester Park
   1st mortgage                     11,365         11,542     25 yrs        10,420
   2nd mortgage                      1,485          2,098       (A)          (A)

      Totals                      $124,242       $128,100                  $93,243

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

Rental Rates and Occupancy

The following table sets forth the average annual rental rates and occupancy for 2003 and 2002 for each property.

                                        Average Annual               Average
                                    Rental Rates Per Unit           Occupancy
 Property                              2003         2002        2003        2002

 North Park Apartments               $ 6,253       $ 6,296       95%         95%
 Chapelle Le Grande                    8,775         8,641       96%         94%
 Terrace Gardens (1)                   9,710         9,663       88%         93%
 Forest Ridge Apartments (2)           7,998         8,080       89%         94%
 Scotchollow (4)                      16,156        17,102       90%         91%
 Pathfinder Village (4)               16,013        16,722       90%         90%
 Buena Vista Apartments               15,942        15,811       97%         97%
 Mountain View Apartments             14,655        14,525       94%         96%
 Crosswood Park                       10,985        10,981       94%         93%
 Casa de Monterey                     11,048        10,704       96%         97%
 The Bluffs                            7,239         7,438       93%         93%
 Watergate Apartments (3)              7,655         7,587       94%         90%
 Shadowood Apartments                  7,139         7,002       95%         95%
 Vista Village Apartments              6,343         6,265       98%         97%
 Towers of Westchester Park           13,227        12,886       98%         98%

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

(3)   The  increase  in  occupancy   at   Watergate   Apartments   is  primarily
      attributable to a stronger market and the implementation of more effective lease management techniques focusing on customer retention.

(4) The average rental rates at Scotchollow and Pathfinder Village were decreased in an effort to maintain occupancy levels.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for each property were as follows:

                                         2003             2003
                                        Taxes             Rate
                                   (in thousands)

North Park Apartments                    $161             1.90%
Chapelle Le Grande                         78             5.93%
Terrace Gardens                           103             2.16%
Forest Ridge Apartments                    96             9.89%
Scotchollow                               394             1.36%
Pathfinder Village                        232             1.42%
Buena Vista Apartments                     75             1.22%
Mountain View Apartments                  127             1.21%
Crosswood Park                            133             1.09%
Casa de Monterey                           96             1.16%
The Bluffs                                 75             1.48%
Watergate Apartments                       58             6.90%
Shadowood Apartments                       42            11.65%
Vista Village Apartments                  110             3.02%
Towers of Westchester Park                250             1.51%

Capital Improvements

The Venture is restricted to annual capital improvements of $300 per unit for all of the properties, which is the limit set by the junior debt for funding of capital improvements. The Venture, the holder of the junior debt encumbering the properties and the servicer of the senior debt encumbering the properties have agreed to a procedure to assess whether or not capital expenditures, in addition to those permitted under the $300 per unit limit, are needed at the properties and the methodology for funding any such capital expenditures. During 1999, the Venture and the holders of the junior and senior debt agreed that additional capital expenditures were required and that these expenditures would be funded out of the cash flows from the properties that otherwise would have been utilized to pay debt service on the junior debt. In November 1999, an agreement was signed relating to the required capital expenditures at Towers of Westchester Park. In July 2000, similar agreements were signed relating to North Park Apartments, Scotchollow, Pathfinder Village, Buena Vista Apartments, Mountain View Apartments, Casa de Monterey and The Bluffs. In August 2000, agreements were signed relating to Shadowood Apartments, Crosswood Park, Vista Village Apartments, Watergate Apartments, Chapelle Le Grande, and Forest Ridge Apartments and in September 2000, an agreement was signed relating to Terrace Gardens. Funds to pay for these expenditures were placed in escrow accounts in prior years and the Venture resumed making monthly payments on the junior debt to the extent of monthly excess cash flow. As of December 31, 2003, a reserve balance still existed for Terrace Gardens. The agreed upon work for Terrace Gardens has all been completed and release of the reserve balance is pending certification by the lender that the agreed upon work is completed to their satisfaction.

North Park Apartments: The Venture completed approximately $97,000 in capital expenditures at North Park Apartments during the year ended December 31, 2003, consisting primarily of floor covering replacements, parking area and swimming pool improvements, roof replacements and air conditioning upgrades. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $85,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Chapelle Le Grande: The Venture completed approximately $29,000 in capital expenditures at Chapelle Le Grande during the year ended December 31, 2003, consisting primarily of floor covering and appliance replacements and fire safety improvements. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $32,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Terrace Gardens: As of December 31, 2003, all capital expenditures required under the agreement signed September 2000 were completed by December 31, 2003 with approximately $32,000 incurred during 2003. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the junior debt. The Venture completed approximately $110,000 in capital expenditures, including the aforementioned capital expenditures, at Terrace Gardens during the year ended December 31, 2003, consisting primarily of floor covering replacements, air conditioning upgrades and major landscaping improvements. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $38,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Forest Ridge Apartments: The Venture completed approximately $173,000 in capital expenditures at Forest Ridge Apartments during the year ended December 31, 2003, consisting primarily of floor covering replacements, plumbing fixture upgrades, heating upgrades, countertop and water heater replacements and golf carts. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $83,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Scotchollow: The Venture completed approximately $455,000 in capital expenditures at Scotchollow during the year ended December 31, 2003, consisting primarily of structural improvements, appliance and floor covering replacements and interior decoration. These improvements were funded from operating cash flow and replacement reserves. An additional $429,000 was spent during the year ended December 31, 2003 consisting of building additions associated with the fire that occurred in January 2002. The insurance proceeds and asset write-offs related to this fire were recorded during 2002. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $125,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Pathfinder Village: The Venture completed approximately $409,000 in capital expenditures at Pathfinder Village during the year ended December 31, 2003, consisting primarily of floor covering, appliance and countertop replacements, structural improvements, interior decoration, painting and parking lot resurfacing. These improvements were funded from operating cash flow, replacement reserves and insurance proceeds. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $74,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Buena Vista Apartments: The Venture completed approximately $65,000 in capital expenditures at Buena Vista Apartments during the year ended December 31, 2003, consisting primarily of roof, floor covering and appliance replacements and plumbing fixture upgrades. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $28,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Mountain View Apartments: The Venture completed approximately $301,000 in capital expenditures at Mountain View Apartments during the year ended December 31, 2003, consisting primarily of floor covering replacements, furnishings, water heaters, plumbing fixture and air conditioning upgrades and parking lot resurfacing. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $50,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Crosswood Park: The Venture completed approximately $366,000 in capital expenditures at Crosswood Park during the year ended December 31, 2003, consisting primarily of structural improvements, air conditioning upgrades, swimming pool improvements, floor covering and appliance replacements and major landscaping. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $54,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Casa de Monterey: The Venture completed approximately $124,000 in capital expenditures at Casa de Monterey during the year ended December 31, 2003, consisting primarily of floor covering replacements, plumbing fixture upgrades and parking lot resurfacing. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $43,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

The Bluffs: As of December 31, 2003, all capital expenditures required under the agreement signed July 2000 were completed by March 31, 2003 with approximately $20,000 incurred during 2003. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the junior debt. The Venture completed approximately $69,000 in capital expenditures, including the aforementioned capital expenditures, at The Bluffs during the year ended December 31, 2003, consisting primarily of floor covering replacements, structural improvements, ground lighting, parking lot resurfacing and major landscaping. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $41,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Watergate Apartments: As of December 31, 2003, all capital expenditures required under the agreement signed August 2000 have been completed. Approximately
$16,000 of these expenditures were completed during 2003. These costs were funded out of cash flows from the property that otherwise would have been utilized to service the junior debt. The Venture completed approximately
$149,000 in capital expenditures, including the aforementioned capital expenditures, at Watergate Apartments during the year ended December 31, 2003, consisting primarily of structural improvements, upgrades to comply with the Americans With Disabilities Act, air conditioning upgrades, swimming pool upgrades, painting and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $42,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Shadowood Apartments: The Venture completed approximately $54,000 in capital expenditures at Shadowood Apartments during the year ended December 31, 2003, consisting primarily of floor covering replacements, plumbing fixture and air conditioning upgrades, fire safety upgrades and wall covering replacements. An additional $87,000 was spent during the year ended December 31, 2003 consisting of building improvements associated with the fire that occurred in September 2002. These improvements were funded from operating cash flow and insurance proceeds. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $36,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Vista Village Apartments: The Venture completed approximately $70,000 in capital expenditures at Vista Village Apartments during the year ended December 31, 2003, consisting primarily of floor covering, appliance and water heater replacements and air conditioning and swimming pool upgrades. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $66,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Towers of Westchester Park: The Venture completed approximately $104,000 in capital expenditures at Towers of Westchester Park during the year ended December 31, 2003, consisting primarily of floor covering replacements, cabinets, air conditioning and structural upgrades and swimming pool improvements. These improvements were funded from operating cash flow and replacement reserves. The Venture is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $91,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

The Venture has budgeted $888,000 ($300 per unit) for all of the properties which is equal to the limit set by the junior notes for funding of capital improvements. As the Venture identifies properties which require additional improvements discussions are held with the holders of both the senior and junior mortgage notes for approval to perform agreed upon capital improvements.

Item 3.     Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Venture's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The unitholders of the Ventures did not vote on any matter during the quarter ended December 31, 2003.

                                     PART II

Item 5. Market for the Venture's Common Equity and Related Stockholders Matters

From the period October 26, 1984, through June 16, 1985, Portfolio I and Portfolio II sold a total of 912 Limited Venture Interests at a price of $150,000 per Limited Venture Interest, for a total of $136,800,000. As of December 31, 2003, there were 665 holders of record of Portfolio I and 257 holders of record of Portfolio II, owning 644 and 267 units, respectively. As of December 31, 2002, there were 665 holders of record of Portfolio I and 258 holders of record of Portfolio II, owning a total of 644 and 267 units, respectively. As of December 31, 2001, there were 739 holders of record of Portfolio I and 288 holders of record of Portfolio II, owning a total of 644 and 267 units, respectively. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no cash distributions to the partners of either of the Ventures for the years ended December 31, 2003, 2002 or 2001. In accordance with the respective Agreements of Limited Venture, there are no material restrictions on the Ventures' ability to make cash distributions; however, future cash distributions are subject to the order of distributions as stipulated by the Venture's plan of reorganization (see "Item 8. Financial Statements and Supplementary Data, Note A" for further details of the order of distribution). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. There can be no assurance that the Venture will generate sufficient funds from operations, after required capital expenditures, required cash flow payments on the Junior Debt and the order of distributions as stipulated by the Venture's Plan of Reorganization, to permit any distributions to their partners in 2004 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

As a result of tender offers, AIMCO and its affiliates owned 119 units of limited partnership interest in Portfolio I representing 18.48% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 20.48% at December 31, 2003. AIMCO and its affiliates owned 67.42 units of limited partnership interest in Portfolio II representing 25.25% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 27.25% at December 31, 2003. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 22.47% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Venture in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Venture Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Venture Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Venture, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Selected Financial Data (in thousands, except per interest data):

                                 2003        2002        2001         2000         1999
Total revenues from rental
  operations                   $ 31,531    $ 32,471    $ 33,249     $ 31,015    $ 28,658


Net loss                       $ (7,134)   $ (4,573)   $ (2,910)     $ (40)     $ (6,402)

Net loss per limited
  Venture interest
  Portfolio    I    -    644   $ (7,674)   $ (4,921)   $ (3,130)     $ (43)     $ (6,842)
interests

  Portfolio    II   -    267   $ (7,674)   $ (4,918)   $ (3,131)     $ (45)     $ (6,992)
interests

Total assets                   $ 57,967    $ 62,731    $ 68,919     $ 68,879    $ 68,445

Mortgage loans and notes       $170,492    $174,062    $178,940     $179,809    $179,468


The above selected financial data should be read in conjunction with the combined financial statements and the related notes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the combined financial statements and other items contained elsewhere in this report.

Results from Operations

2003 Compared with 2002

The Venture recorded a net loss for the twelve months ended December 31, 2003 of approximately $7,134,000 compared to a net loss for the twelve months ended December 31, 2002 of approximately $4,573,000 (see "Item 8. Financial Statements and Supplemental Data, Note I - Income Taxes" for a reconciliation of these amounts to the Venture's federal taxable loss). The increase in net loss for this twelve month period is due to a decrease in total revenues and an increase in total expenses.

For the twelve months ended December 31, 2003 as compared to December 31, 2002 the decrease in total revenues is due to decreases in rental income and casualty gains partially offset by an increase in other income. The decrease in rental income is the result of the decrease in occupancy at five of the properties along with decreases in average annual rates at Scothollow and Pathfinder Village. These decreases more than offset the occupancy increases at Watergate Apartments, Vista Village Apartments, Chapelle le Grande and Crosswood Park Apartments. Other income increased primarily due to increases in various fees charged by the properties.

During the twelve months ended December 31, 2003, the Venture recorded a net casualty gain of approximately $164,000. The casualty gain resulted from fires at both Shadowoood and Pathfinder Village Apartments. In September 2002 a fire at Shadowood Apartments caused damage to eight units at the property. A net casualty gain of approximately $65,000 was recorded in relation to this fire. The gain was the result of the receipt of insurance proceeds of approximately $78,000 offset by approximately $13,000 of undepreciated property improvements and replacements being written off.

In February 2003, a fire at Pathfinder Village Apartments caused damage to five units at the property. A net casualty gain of approximately $99,000 was recorded in relation to this fire. The gain was a result of the receipt of insurance proceeds of approximately $118,000 offset by approximately $19,000 of undepreciated property improvements and replacements being written off.

Total expenses for the twelve month period ended December 31, 2003 as compared to December 31, 2002 increased due to increases in operating and depreciation expenses partially offset by decreases in interest expense and property management fees. Property tax and general and administrative expenses remained relatively constant for the comparable periods. Operating expense increased due to increases in advertising, property, administrative, insurance and maintenance expenses. Advertising expense increased due to increased usage of the internet for advertising purposes. Property expenses increased due to increases in natural gas and other utility costs and salaries and other related employee expenses partially offset by decreases in lease renewal incentives and courtesy patrol costs primarily at Towers of Westchester Park. Administrative expenses increased due to an increase in the usage of temporary labor at Scotchollow and Crosswood Park Apartments and legal costs related to normal business at Scotchollow and the payment of environmental fines of approximately $55,000 at Casa de Monterey Apartments related to lead-based paint disclosures that were omitted from the property's lease agreements. Hazard insurance premiums increased at all of the Venture's investment properties. Some of the properties have suffered casualties which have additionally increased their insurance premiums. Maintenance expenses increased due primarily to increases in yard and ground work and plumbing and fixture repairs at many of the Venture's investment properties. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. The decrease in interest expense is attributable to a decrease in interest on the senior and junior debt due to principal reduction payments partially offset by an increase in the amortization of the debt discount related to the mortgage participation liability. Property management fees decreased due to the decrease in rental income on which these fees are based.

2002 Compared with 2001

The Venture recorded a net loss for the twelve months ended December 31, 2002 of approximately $4,573,000 compared to a net loss of approximately $2,910,000 for the corresponding period in 2001. The increase in net loss for this twelve month period is due to both an increase in total expenses and a decrease in total revenues.

For the twelve months ended December 31, 2002 as compared to December 31, 2001 the increase in total expenses is primarily attributable to increases in interest, depreciation and property tax expenses offset by a decrease in operating expense. Interest expense increased due to an increase in the amortization of the debt discount related to the mortgage participation liability and to the interest recognized on the loans made to the Venture in December 2001 by the Managing General Partner. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Property tax expense increased due to an increase in the assessed value by the local taxing authorities at Mountain View, Pathfinder, Scotchollow, and Casa de Monterey and an increase in tax rates at The Bluffs and Terrace Gardens. Operating expense decreased primarily due to a decrease in natural gas costs at ten of the Venture's fifteen investment properties and a decrease in salaries and related employee costs, especially at Scotchollow, partially offset by an increase in hazard insurance premiums and legal costs at many of the Venture's investment properties. Also contributing to the decrease in operating expense was an increase in the capitalization of certain direct and indirect project costs, primarily payroll related costs, at the properties (see Item 8. Financial Statements and Supplementary Data, Note A - Organization and Significant Accounting Policies). Total revenues decreased primarily due to decreases in occupancy at Forest Ridge, Scotchollow and Pathfinder Village and decreases in rental rates at eight of the Venture's properties. These decreases were partially offset by the casualty gain at Scotchollow, Chapelle Le Grande and Terrace Gardens as discussed below and increases in other income which consist primarily of increased utility reimbursements.

During the twelve months ended December 31, 2002, the Venture recorded a net casualty gain of approximately $513,000. The casualty gain resulted from both fire and wind damage at Chappelle Le Grande, a fire at Scotchollow and wind damage at Terrace Gardens as discussed below.

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

During the twelve months ended December 31, 2002, final insurance proceeds of approximately $33,000 related to a 2001 casualty at Terrace Gardens were received and recorded as an additional casualty gain.

Included in general and administrative expenses at both December 31, 2003 and 2002 are reimbursements to the Managing General Partner allowed under the Venture Agreement associated with its management of the Venture. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Venture Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 2003, the Venture had cash and cash equivalents of approximately $1,761,000 as compared to approximately $2,809,000 at December 31, 2002, a decrease of approximately $1,048,000. The decrease in cash and cash equivalents is a result of approximately $4,798,000 and $2,637,000 of cash used in financing and investing activities, respectively, which was partially offset by approximately $6,387,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Venture's investment properties and, to a lesser extent, a payment on advances from affiliates loaned temporarily in December 2002. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrow accounts maintained by the mortgage lender partially offset by the receipt of insurance proceeds related to the casualties at Shadowood Apartments and Pathfinder Village.

In December 2002, an affiliate of the Managing General Partner loaned approximately $3,000 to cover operating expenses at Pathfinder Village. This amount was repaid during the first quarter of 2003. In addition, during December 2001, an affiliate of the Managing General Partner loaned the Venture's investment properties approximately $3,605,000 to cover expenses and capital expenditures required at all of the properties. In accordance with the terms of the Venture Agreement, interest is charged on these loans at the prime rate plus 3%. At December 31, 2003 and 2002, the balance of the loans and accrued interest on the loans was approximately $4,186,000 and $3,902,000, respectively. Interest expense amounted to approximately $287,000 and $290,000 for the years ended December 31, 2003 and 2002, respectively. Subsequent to December 31, 2003, an affiliate of the Managing General Partner loaned the Venture's investment properties approximately $763,000 to cover outstanding accounts payable at eleven of the properties.

Certain affiliates of the former general partners may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the Venture's 1993 bankruptcy plan. There were no property dispositions for which proceeds were received during the years ended December 31, 2003, 2002 or 2001.

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

With respect to the capital improvements planned for the Venture's properties, the Venture budgeted $300 per unit or approximately $888,000 for all of the properties for 2004. The Venture's Junior Debt restricts capital expenditures from exceeding $300 per unit annually for all of the properties. The Venture, the holder ("AIMCO LP") of the Junior Debt encumbering the properties and the servicer of the Senior Debt encumbering the properties have agreed to a procedure to assess whether or not capital expenditures, in addition to those permitted under the $300 per unit maximum, are needed at the properties and the methodology for funding any such capital expenditures. During 1999, the Venture and the holders of the Junior and Senior Debt agreed that additional capital expenditures were required and that these expenditures would be funded out of the cash flows from the properties that otherwise would have been utilized to pay debt service on the Junior Debt. As a result, the balloon payments due on the Junior Debt may be higher at its maturity in January 2008 as accrued but unpaid interest is added to the principal balance.

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

Both on a short-term and long-term basis, the Managing General Partner monitors the rental market environment of each of the investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Venture from increases in expenses all of which have an impact on the Venture's liquidity. The Venture's assets are thought to be sufficient for any short-term needs (exclusive of capital improvements, as discussed above and below) of the Venture. The Senior Debt encumbering all of the properties totals approximately $101,721,000 and is being amortized over 25 years, with a balloon payment of $93,243,000 due January 2008. The Junior Debt, which also matures January 2008, totals approximately $22,521,000 and requires monthly payments based upon monthly excess cash flow for each property. Per the Junior Debt Agreements, excess cash flow is defined as revenue generated from the operation of a property less (1) operating expenses of the property, (2) the debt service payment for the Senior Loan, (3) tax and insurance reserve deposit, and (4) replacement reserve deposit. The Venture anticipates that cash flow is sufficient to meet the operating needs of the Venture as well as the requirements of the Senior Debt with any excess cash flow being utilized to meet the requirements of the Junior Debt. The Assignment Note and Long-Term Arrangement Fee Notes totaling approximately $42,060,000 are non-interest bearing and are subordinate to the Senior and Junior Debt.

AIMCO Properties, L.P., which owns the Managing General Partner and which is a controlled affiliate of AIMCO, purchased (i) the Junior Debt on November 19, 1999, (ii) a significant interest in the residual value of the properties on November 16, 1999 and (iii) a significant interest in the Bankruptcy Claims (as defined below) effective September 2000. These transactions occurred between AIMCO Properties, L.P. and unrelated third parties and thus had no effect on the combined financial statements of the Venture. Residual value is defined as the amount remaining from a sale of the Venture's investment properties or refinancing of the mortgages encumbering such investment properties after payment of selling or refinancing costs and repayment of the Senior and Junior Debt, plus accrued interest on each. The agreement states that the Venture will retain an amount equal to $13,500,000 plus accrued interest at 10% compounded monthly (the "Venture Advance Account") from the proceeds. Interest began accruing on the Venture Advance Account in 1993 when the bankruptcy plan was finalized. Any proceeds remaining after the Venture Advance Account is fully funded are split equally (the "50/50 Split") between the Venture and AIMCO Properties, L.P. The Venture must repay the Assignment Note, the Long-term Loan Arrangement Fee Note and other pre-petition claims (collectively the "Bankruptcy Claims") which collectively total approximately $42,139,000 from the Venture Advance Account. Any amounts remaining in the Venture Advance Account after payment of the Bankruptcy Claims are split 75% to the Venture and 25% to AIMCO Properties, L.P.

The Venture has recorded the estimated fair value of the participation feature as a mortgage participation liability of approximately $36,518,000. During the years ended December 31, 2003 and 2002, the Venture amortized approximately $5,079,000 and $4,562,000, respectively, of the mortgage participation debt discount which is included in interest expense. The related mortgage participation debt discount at December 31, 2003 and 2002 was approximately $22,786,000 and $27,865,000, respectively. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties. These fair values were determined using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors. The Managing General Partner evaluates the fair value of the participation feature on an annual basis or as circumstances dictate that it should be analyzed.

There were no cash distributions to the partners of either of the Ventures for the years ended December 31, 2003, 2002 or 2001. In accordance with the respective Agreements of Limited Venture, there are no material restrictions on the Ventures' ability to make cash distributions; however, future cash distributions are subject to the order of distributions as stipulated by the Venture's plan of reorganization (see "Item 8. Financial Statements and Supplementary Data, Note A" for further details of the order of distribution). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. There can be no assurance that the Ventures will generate sufficient funds from operations, after required capital expenditures, required cash flow payments on the Junior Debt and the order of distributions as stipulated by the Venture's Plan of Reorganization, to permit any distributions to their partners in 2004 or subsequent periods.

As a result of tender offers, AIMCO and its affiliates owned 119 units of limited partnership interest in Portfolio I representing 18.48% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 20.48% at December 31, 2003. AIMCO and its affiliates owned 67.42 units of limited partnership interest in Portfolio II representing 25.25% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 27.25% at December 31, 2003. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 22.47% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Venture in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Venture Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Venture Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Venture, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. Critical Accounting Policies and Estimates

A summary of the Venture's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the combined financial statements in "Item 8. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Venture to provide readers of the financial statements with useful and reliable information about the Venture's operating results and financial condition. The preparation of combined financial statements in conformity with accounting principles generally accepted in the United States requires the Venture to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Venture's accounting policies in many areas. The Venture believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Venture generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Venture evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Venture will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

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

Item 7a.    Market Risk Factors

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Venture is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis except for advances made from an affiliate of the Managing General Partner. These advances bear interest at the prime rate plus three basis points. Based on interest rates at December 31, 2003, an increase or decrease of 100 basis points in market interest rates would not have a material impact on the Venture.

The following table summarizes the Venture's debt obligations at December 31, 2003. The interest rates represent the weighted-average rates. The fair value of the Venture's first mortgages, after discounting the scheduled loan payments to maturity, is approximately $108,649,000 at December 31, 2003. However, the Venture is precluded from refinancing the first mortgages until January 2007. The Managing General Partner believes that it is not appropriate to use the Venture's incremental borrowing rate for the second mortgages, as there is currently no market in which the Venture could obtain similar financing. Therefore, the Managing General Partner considers estimation of fair value to be impracticable for this indebtedness. The Managing General Partner does not believe that there have been any material changes in market risk exposure between the current year and the preceding year.

                                                     Long-term Debt
                                          Principal             Weighted-average
                                       (in thousands)             Interest Rate

              2004                         $ 1,801                    8.50%
              2005                           2,022                    8.50%
              2006                           2,201                    8.50%
              2007                           2,403                    8.50%
              2008                         115,815                    8.96%
                                          $124,242

As principal payments for the junior loans are based upon monthly cash flow, all principal is assumed to be repaid at maturity.



Item 8.     Financial Statements and Supplementary Data


LIST OF COMBINED FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Combined Balance Sheets - Years ended December 31, 2003 and 2002

      Combined Statements of Operations - Years ended December 31, 2003, 2002 and 2001

      Combined Statements of Changes in Partners' Deficit - Years ended December 31, 2003, 2002 and 2001

      Combined Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2001

      Notes to Combined Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
VMS National Properties Joint Venture


We have audited the accompanying combined balance sheets of VMS National Properties Joint Venture as of December 31, 2003 and 2002, and the related combined statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of VMS National Properties Joint Venture at December 31, 2003 and 2002, and the combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 27, 2004

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                             COMBINED BALANCE SHEETS
                                 (in thousands)


                                                                  December 31,
                                                               2003          2002
Assets:
   Cash and cash equivalents                                 $ 1,761        $ 2,809
   Receivables and deposits                                     1,666          1,711
   Restricted escrows                                             896            849
   Other assets                                                   585            378
   Investment properties (Notes B and H):
     Land                                                      13,404         13,404
     Buildings and related personal property                  152,044        149,074
     Less accumulated depreciation                           (112,389)      (105,494)
                                                               53,059         56,984
                                                             $ 57,967      $ 62,731
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                          $ 1,154         $ 340
   Tenant security deposits liabilities                           849            893
   Accrued property taxes                                         600            603
   Other liabilities                                              778            779
   Accrued interest                                               798            703
   Due to affiliate (Note F)                                    4,190          3,902
   Mortgage notes payable, including $22,521 due to
     an affiliate at 2003 and $24,687 at 2002 (Note B)        124,242        128,100
   Notes payable (Note C)                                      42,060         42,060
   Deferred gain on extinguishment of debt (Note A)            42,225         42,225
   Mortgage participation liability (Note D)                   13,732          8,653

Partners' Deficit                                            (172,661)      (165,527)
                                                             $ 57,967      $ 62,731


              See Accompanying Notes to Combined Financial Statements


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF OPERATIONS
          (in thousands, except per limited partnership interest data)


                                                     For The Years Ended December 31,
                                                      2003         2002        2001
Revenues:
  Rental income                                      $29,054     $29,692      $31,236
  Other income                                         2,313       2,266        1,950
  Casualty gains (Note E)                                164         513           63
       Total revenues                                 31,531      32,471       33,249

Expenses:
  Operating                                           11,094       9,523        9,733
  Property management fees to an affiliate             1,253       1,289        1,344
  General and administrative                             594         596          615
  Depreciation                                         6,984       6,769        6,299
  Interest, including approximately $7,903,
    $7,884 and $7,236 to an affiliate                 16,732      16,877       16,344
  Property taxes                                       2,008       1,990        1,824
       Total expenses                                 38,665      37,044       36,159

Net loss (Note I)                                    $(7,134)    $(4,573)     $(2,910)

Net loss allocated to general partners (2%)          $ (143)      $ (91)       $ (58)

Net loss allocated to limited partners (98%)          (6,991)     (4,482)      (2,852)

                                                     $(7,134)    $(4,573)     $(2,910)
Net loss per limited partnership interest:
  Portfolio I (644 interests issued and
    outstanding)                                     $(7,674)    $(4,921)     $(3,130)
  Portfolio II (267 interests issued and
    outstanding)                                     $(7,674)    $(4,918)     $(3,131)


              See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                 (in thousands)

                                               VMS National Residential Portfolio I
                                                          Limited Partners
                                       General    Accumulated Subscription
                                       Partner     Deficit      Notes       Total      Total

Partners' deficit at December 31,
  2000                                  $(3,536)   $(107,184)   $ (502)     $(107,686) $(111,222)

Net loss for the year ended
  December 31, 2001                        (41)      (2,016)          --     (2,016)    (2,057)

Partner's deficit at
December 31, 2001                        (3,577)    (109,200)      (502)     (109,702)  (113,279)

Net loss for the year ended
  December 31, 2002                      (64)      (3,169)           --      (3,169)    (3,233)

Partners' deficit at
December 31, 2002                        (3,641)    (112,369)       (502)    (112,871)  (116,512)

Net loss for the year ended
  December 31, 2003                      (101)      (4,942)           --      (4,942)    (5,043)

Partners' deficit at
December 31, 2003                       $(3,742)    $(117,311)     $ (502)    $(117,813) $(121,555)
2003

                                               VMS National Residential Portfolio II
                                                          Limited Partners
                                       General    Accumulated Subscription
                                       Partner     Deficit      Notes       Total      Total

Partners' deficit at
December 31, 2000                      $(1,480)    $(45,014)   $ (328)    $(45,342)   $(46,822)

Net loss for the year ended
  December 31, 2001                        (17)       (836)       --          (836)      (853)

Partner's deficit at
December 31, 2001                        (1,497)     (45,850)    (328)     (46,178)   (47,675)

Net loss for the year ended
  December 31, 2002                        (27)       (1,313)     --         (1,313)    (1,340)

Partners' deficit at
December 31, 2002                        (1,524)      (47,163)   (328)      (47,491)   (49,015)

Net loss for the year ended
  December 31, 2003                        (42)      (2,049)       --        (2,049)    (2,091)

Partners' deficit at
December 31, 2003                       $(1,566)    $(49,212)   $ (328)     $(49,540)  $(51,106)

Combined partners' deficit at
  December 31, 2003                     $(5,308)    $(166,523)  $ (830)     $(167,353) $(172,661)


              See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          For The Years Ended December 31,
                                                           2003          2002         2001

Cash flows from operating activities:
  Net loss                                                $(7,134)     $(4,573)     $(2,910)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                           6,984        6,769        6,299
     Amortization of mortgage discounts                     5,079        4,562        4,091
     Casualty gain                                           (164)        (513)         (63)
     Change in accounts:
      Receivables and deposits                                 45         (135)         125
      Other assets                                           (207)         (70)          21
      Accounts payable                                        509         (560)         129
      Tenant security deposit liabilities                     (44)        (120)         (98)
      Accrued interest                                      1,032          757          938
      Accrued property taxes                                   (3)          34           48
      Due to affiliate                                        291          291            1
      Other liabilities                                        (1)         461         (623)
         Net cash provided by operating activities          6,387        6,903        7,958

Cash flows from investing activities:
  Property improvements and replacements                   (2,786)      (4,187)      (6,090)
  Insurance proceeds received                                 196          656           88
  Net (deposits to) withdrawals from restricted
    escrows                                                   (47)         611        2,819
         Net cash used in investing activities             (2,637)      (2,920)      (3,183)

Cash flows from financing activities:
  Payments on mortgage notes payable                       (4,795)      (6,225)      (5,470)
  Advances from (payments to) an affiliate                     (3)           3        3,590
      Net cash used in financing activities                (4,798)      (6,222)      (1,880)

Net (decrease) increase in cash and cash
  equivalents                                              (1,048)      (2,239)       2,895

Cash and cash equivalents at beginning of year              2,809        5,048        2,153

Cash and cash equivalents at end of year                  $ 1,761      $ 2,809      $ 5,048

Supplemental disclosure of cash flow information:
  Cash paid for interest, including approximately
   $1,600, $1,984, and $2,179 paid to an affiliate        $10,346      $11,268      $11,302

Supplemental disclosure of non-cash information:
  Accrued interest added to mortgage notes payable         $ 937       $ 1,053      $ 1,010
  Property improvements and replacements included
   in accounts payable and other liabilities               $ 330         $ 25        $ 843

              See Accompanying Notes to Combined Financial Statements


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                December 31, 2003


Note A - Organization and Significant Accounting Policies

Organization:

VMS National Properties Joint Venture (the "Venture") was formed as a general partnership pursuant to the Uniform Venture Act of the State of Illinois and a joint venture agreement (the "Venture Agreement") dated September 27, 1984, between VMS National Residential Portfolio I ("Portfolio I") and VMS National Residential Portfolio II ("Portfolio II") (collectively, the "Ventures"). Effective December 12, 1997, the managing general partner of each of the Ventures was transferred from VMS Realty Investment, Ltd. ("VMSRIL") (formerly VMS Realty Partners) to MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), a wholly-owned subsidiary of MAE GP Corporation ("MAE GP") and an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged with Insignia Properties Trust ("IPT"), which was an affiliate of Insignia. Effective October 1, 1998 and February 26, 1999, Insignia and IPT were respectively merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Venture Agreement provides that the Venture is to terminate on December 8, 2044, unless terminated prior to such date. The Venture owns and operates 15 residential apartment complexes located in or near major urban areas in the United States.

Pursuant to the terms of the Joint Venture Agreement for the Venture and the respective Venture Agreements for Portfolio I and Portfolio II, the Managing General Partner will manage Portfolio I, Portfolio II, VMS National Properties and each of the Venture's operating properties. The Limited Partners do not participate in or control the management of their respective partnership, except that certain events must be approved by the Limited Partners. These events include: (1) voluntary dissolution of either Portfolio I or Portfolio II, and
(2) amending substantive provisions of either Venture Agreement.

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

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Venture believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Venture's first mortgages, after discounting the scheduled loan payments to maturity, is approximately $108,649,000. However, the Venture is precluded from refinancing the first mortgages until January 2007. The Managing General Partner believes that it is not appropriate to use the Venture's incremental borrowing rate for the second mortgages, the Assignment Note and the long term arrangement fee, as there is currently no market in which the Venture could obtain similar financing. Therefore, the Managing General Partner considers estimation of fair value to be impracticable for this indebtedness.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. At December 31, 2003 and 2002, cash balances included approximately $1,613,000 and $2,623,000, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits:

The Venture requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space, and is current on its rental payments.

Investment Properties:

Investment properties consist of fifteen apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires impairment losses to be recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. No adjustments for impairment of value were recorded in the years ended December 31, 2003, 2002 or 2001.

During 2001, AIMCO, an affiliate of the Managing General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Venture's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $358,000 in 2002 compared to 2001. Capitalization of such costs decreased by approximately $100,000 in 2003 compared to 2002.

Escrows:

In connection with the December 1997 refinancing of the Venture's 15 remaining properties, a replacement escrow was required for each property. Each property was required to deposit an initial lump sum amount plus make monthly deposits over the term of the loan, which varies by property. These funds are to be used to cover replacement costs. The balance of the replacement reserves at December 31, 2003 and 2002 is approximately $896,000 and $849,000, respectively, including interest.

Depreciation:

Depreciation is computed by the straight-line method over estimated useful lives ranging from 25 to 30 years for buildings and improvements and five to fifteen years for personal property.

Leases:

The Venture generally leases apartment units for twelve-month terms or less. The Venture recognizes income attributable to leases monthly as it is earned. The Venture evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Advertising Costs:

The Venture expenses the cost of advertising as incurred. Advertising costs of approximately $471,000, $390,000 and $351,000, are included in operating expense for the years ended December 31, 2003, 2002, and 2001, respectively.

Segment Reporting:

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Venture has only one reportable segment.

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

Note B - Mortgage Notes Payable

                                 Principal      Principal                 Principal
                                 Balance At     Balance At                 Balance
                                December 31,   December 31,   Period       Due At
           Property                 2003           2002      Amortized    Maturity
                                      (in thousands)                   (in thousands)
North Park Apartments
   1st mortgage                   $ 5,856        $ 5,955      25 yrs       $ 5,376
   2nd mortgage                      2,248          2,101       (A)          (A)
Chapelle Le Grande
   1st mortgage                      3,005          3,056     25 yrs         2,759
   2nd mortgage                      1,141          1,080       (A)          (A)
Terrace Gardens
   1st mortgage                      4,159          4,229     25 yrs         3,818
   2nd mortgage                      1,305          1,184       (A)          (A)
Forest Ridge Apartments
   1st mortgage                      5,533          5,626     25 yrs         5,073
   2nd mortgage                        663            803       (A)          (A)
Scotchollow
   1st mortgage                     27,326         27,784     25 yrs        25,054
   2nd mortgage                      8,029          7,970       (A)          (A)
Pathfinder Village
   1st mortgage                     12,626         12,838     25 yrs        11,576
   2nd mortgage                      2,639          2,941       (A)          (A)
Buena Vista Apartments
   1st mortgage                      4,646          4,718     25 yrs         4,260
   2nd mortgage                        445            800       (A)          (A)
Mountain View Apartments
   1st mortgage                      6,713          6,825     25 yrs         6,154
   2nd mortgage                        275            851       (A)          (A)
Crosswood Park
   1st mortgage                      5,215          5,309     25 yrs         4,788
   2nd mortgage                        458            724       (A)          (A)
Casa de Monterey
   1st mortgage                      3,847          3,911     25 yrs         3,479
   2nd mortgage                        496            763       (A)          (A)
The Bluffs
   1st mortgage                      3,492          3,551     25 yrs         3,202
   2nd mortgage                      1,232          1,138       (A)          (A)
Watergate Apartments
   1st mortgage                      2,718          2,760     25 yrs         2,492
   2nd mortgage                        768            775       (A)          (A)
Shadowood Apartments
   1st mortgage                      2,109          2,145     25 yrs         1,936
   2nd mortgage                        234            385       (A)          (A)
Vista Village Apartments
   1st mortgage                      3,111          3,164     25 yrs         2,856
   2nd mortgage                      1,103          1,074       (A)          (A)
Towers of Westchester Park
   1st mortgage                     11,365         11,542     25 yrs        10,420
   2nd mortgage                      1,485          2,098       (A)          (A)

      Totals                      $124,242       $128,100                  $93,243

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

Scheduled principal payments on mortgage notes payable subsequent to December 31, 2003 are as follows (in thousands):

      2004            $  1,801
      2005               2,022
      2006               2,201
      2007               2,403
      2008             115,815
                      $124,242

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

At December 31, 2003 and 2002 the $38,810,000 Assignment Note is non-interest bearing and is payable only after payment of debt of higher priority, including the senior and junior mortgage notes payable. Pursuant to SOP 90-7, the Assignment Note, the Long-Term Loan Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. Interest expense was being recognized through the amortization of the discount which became fully amortized in January 2000.

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

Note D - Participating Mortgage Note

AIMCO Properties, L.P., which owns the Managing General Partner and which is a controlled affiliate of AIMCO, purchased (i) the Junior Debt on November 19, 1999; (ii) a significant interest in the residual value of the properties on November 16, 1999, and (iii) a significant interest in the Bankruptcy Claims (as defined below) effective September 2000. These transactions occurred between AIMCO Properties, L.P. and an unrelated third party and thus had no effect on the combined financial statements of the Venture. Residual value is defined as the amount remaining from a sale of the Venture's investment properties or refinancing of the mortgages encumbering such investment properties after payment of selling or refinancing costs and repayment of the Senior and Junior Debt, plus accrued interest on each. The agreement states that the Venture will retain an amount equal to $13,500,000 plus accrued interest at 10% compounded monthly (the "Venture Advance Account") from the proceeds. Interest began accruing on the Venture Advance Account in 1993 when the bankruptcy plan was finalized. Any proceeds remaining after the Venture Advance Account is fully funded are split equally (the "50/50 Split") between the Venture and AIMCO Properties, L.P. The Venture must repay the Assignment Note, the Long-term Loan Arrangement Fee Note and other pre-petition claims (collectively the "Bankruptcy Claims") which collectively total approximately $42,139,000 from the Venture Advance Account. Any amounts remaining in the Venture Advance Account after payment of the Bankruptcy Claims are split 75% to the Venture and 25% to AIMCO Properties, L.P.

The Venture has recorded the estimated fair value of the participation feature as a mortgage participation liability of approximately $36,518,000. During the years ended December 31, 2003 and 2002, the Venture amortized approximately $5,079,000 and $4,562,000, respectively, of the mortgage participation debt discount which is included in interest expense. The related mortgage participation debt discount at December 31, 2003 and 2002 was approximately $22,786,000 and $27,865,000, respectively. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties. These fair values were determined using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors. The Managing General Partner evaluates the fair value of the participation feature on an annual basis or as circumstances dictate that it should be analyzed.

Note E - Casualty Gain

During the twelve months ended December 31, 2003, the Venture recorded a net casualty gain of approximately $164,000. The casualty gain resulted from fires at both Shadowoood and Pathfinder Village Apartments.

In September 2002 a fire at Shadowood Apartments caused damage to eight units at the property. A net casualty gain of approximately $65,000 was recorded in relation to this fire. The gain was the result of the receipt of insurance proceeds of approximately $78,000 offset by approximately $13,000 of undepreciated property improvements and replacements being written off.

In February 2003, a fire at Pathfinder Village Apartments caused damage to five units at the property. A net casualty gain of approximately $99,000 was recorded in relation to this fire. The gain was a result of the receipt of insurance proceeds of approximately $118,000 offset by approximately $19,000 of undepreciated property improvements and replacements being written off.

During the twelve months ended December 31, 2002, the Venture recorded a net casualty gain of approximately $513,000. The casualty gain resulted from both a fire and wind damage at Chappelle Le Grande, a fire at Scotchollow and wind damage at Terrace Gardens as discussed below.

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

Asset management fees of approximately $325,000, $326,000 and $300,000 were paid to an affiliate of the Managing General Partner for the years ended December 31, 2003, 2002 and 2001, respectively. These fees are included in general and administrative expenses.

Affiliates of the Managing General Partner are entitled to receive a percentage of the gross receipts from all of the Venture's properties as compensation for providing property management services. The Venture paid to such affiliates approximately $1,253,000, $1,289,000 and $1,344,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $100,000 for each of the years ended December 31, 2003, 2002 and 2001. These expenses are included in general and administrative expenses. At December 31, 2003, approximately $4,000 of such fees were owed and are included in Due to affiliate. No amounts were owed at December 31, 2002. During the years ended December 31, 2003, 2002 and 2001, the Venture paid fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $130,000, $308,000 and $940,000, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. These fees are included in investment properties.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $123,000 for each of the years ended December 31, 2003, 2002 and 2001, which are included in operating expenses.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At December 31, 2003 and 2002, the outstanding balance of $79,000 is included in other liabilities.

In December 2002, an affiliate of the Managing General Partner loaned approximately $3,000 to cover operating expenses at Pathfinder Village. This amount was repaid during the first quarter of 2003. In addition, during December 2001, an affiliate of the Managing General Partner loaned the Venture's investment properties approximately $3,605,000 to cover expenses and capital expenditures required at all of the properties. In accordance with the terms of the Venture Agreement, interest is charged on these loans at the prime rate plus 3%. At December 31, 2003 and 2002, the balance of the loans and accrued interest on the loans was approximately $4,186,000 and $3,902,000, respectively, and is included in Due to affiliate. Interest expense amounted to approximately $287,000 and $290,000 for the years ended December 31, 2003 and 2002, respectively. Subsequent to December 31, 2003, an affiliate of the Managing General Partner loaned the Venture's investment properties approximately $763,000 to cover outstanding accounts payable at eleven of the properties.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the bankruptcy plan. There were no property dispositions for which proceeds were received during the years ended December 31, 2003, 2002 or 2001.

The junior debt of approximately $22,521,000 and $24,687,000 at December 31, 2003 and 2002, respectively, is held by an affiliate of the Managing General Partner. The monthly principal and interest payments are based on monthly excess cash flow for each property, as defined in the mortgage agreement. During the year ended December 31, 2003, 2002 and 2001, the Venture recognized interest expense on the junior debt of approximately $2,534,000, $3,029,000 and $3,132,000, respectively.

The Venture insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Venture insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Venture was charged by AIMCO and its affiliates approximately $474,000 and $574,000, respectively, for insurance coverage and fees associated with policy claims administration.

As a result of tender offers, AIMCO and its affiliates owned 119 units of limited partnership interest in Portfolio I representing 18.48% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 20.48% at December 31, 2003. AIMCO and its affiliates owned 67.42 units of limited partnership interest in Portfolio II representing 25.25% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 27.25% at December 31, 2003. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 22.47% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Venture in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Venture Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Venture Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Venture, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note G - Subscription Notes And Accrued Interest Receivable

Portfolio I and Portfolio II executed promissory notes requiring cash contributions from the partners aggregating $136,800,000 to the capital of
Portfolios I and II for 644 and 267 units, respectively. Of this amount, approximately $135,060,000 was contributed in cash through December 31, 2003, and $910,000 was deemed uncollectible and written-off prior to December 31, 2003. The following table represents the remaining Limited Partners'
subscription notes principal balances and the related accrued interest receivable at December 31, 2003 (in thousands):

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

All amounts outstanding at December 31, 2003, are considered past due and bear interest at the default rate of 18%. No interest will be recognized until collection is assured. The balances have been appropriately included as a reduction of Partners' Capital.

Note H - Investment Properties and Accumulated Depreciation

                                                      Initial Cost
                                                     (in thousands)
                                                   Buildings and   Costs Capitalized  Provision to
                                                   Related Personal  Subsequent to     Reduce to
Description                Encumbrances    Land       Property       Acquisition        Fair Value
                          (in thousands)                                     (in thousands)

North Park Apartments         $ 8,104      $ 557      $ 8,349         $ 2,149         $   --
Chapelle Le Grande              4,146         166        3,873          1,218             --
Terrace Garden                  5,464         433        4,517          2,133             --
Forest Ridge Apartments         6,196         701        6,930          2,224             --
Scotchollow                    35,355       3,510       19,344          8,616             --
Pathfinder Village             15,265       3,040       11,698          5,749         (1,250)
Buena Vista Apartments          5,091         893        4,538          1,007             --
Mountain View Apartments        6,988       1,289        8,490          2,026             --
Crosswood Park                  5,673         611        8,597          3,259         (2,000)
Casa De Monterey                4,343         869        6,136          2,193             --
The Bluffs                      4,724         193        3,667            965             --
Watergate Apartments            3,486         263        5,625          1,867             --
Shadowood Apartments            2,343         209        3,393          1,155             --
Vista Village Apartments        4,214         568        5,209          1,726             --
Towers Of Westchester          12,850         529       13,491          4,723             --
Park
       TOTAL                 $124,242     $13,831     $113,857        $41,010        $(3,250)


                          Gross Amount At Which Carried
                              At December 31, 2003
                                 (in thousands)
                                     Buildings             Accum-
                                   And Related             ulated   Year of  Date of
                                     Personal             Deprec-   Construc-Acquis-  Depreciable
   Description               Land    Property    Total     iation    tion     ition   Life Years

North Park Apartments       $ 557    $ 10,498   $ 11,055  $ 8,211    1968    11/14/84  5-30 yrs
Chapelle Le Grande             166      5,091      5,257     3,780   1972    12/05/84  5-30 yrs
Terrace Gardens                433      6,650      7,083     4,695   1973    10/26/84  5-30 yrs
Forest Ridge Apartments        701      9,154      9,855     6,980   1974    10/26/84  5-30 yrs
Scotchollow                  3,510     27,960     31,470    20,758   1973    10/26/84  5-30 yrs
Pathfinder Village           2,753     16,484     19,237    11,706   1971    10/26/84  5-30 yrs
Buena Vista Apartments         893      5,545     6,438     4,316    1972    10/26/84  5-30 yrs
Mountain View Apartments     1,289     10,516     11,805     7,207   1978    10/26/84  5-30 yrs
Crosswood Park                 471      9,996     10,467     6,830   1977    12/05/84  5-30 yrs
Casa De Monterey               869      8,329      9,198     6,196   1970    10/26/84  5-30 yrs
The Bluffs                     193      4,632     4,825     3,579    1968    10/26/84  5-30 yrs
Watergate Apartments           263      7,492      7,755     5,631   1972    10/26/84  5-30 yrs
Shadowood Apartments           209      4,548      4,757     3,492   1974    11/14/84  5-30 yrs
Vista Village Apartments       568      6,935      7,503     5,256   1971    10/26/84  5-30 yrs
Towers Of Westchester          529     18,214     18,743    13,752   1971    10/26/84  5-30 yrs
  Park

          TOTAL            $13,404   $152,044   $165,448  $112,389

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2003 and 2002, is approximately $182,545,000 and $179,611,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2003 and 2002, is approximately $151,469,000 and $148,604,000, respectively.

Reconciliation  of  Investment  Properties  and  Accumulated   Depreciation  (in
thousands):

                                          2003           2002           2001
  Investment Properties
  Balance at beginning of year          $162,478       $159,460       $153,102
  Property improvements and
    replacements                           3,091          3,369          6,434
  Dispositions of property                  (121)          (351)           (76)
  Balance at end of year                $165,448       $162,478       $159,460

  Accumulated Depreciation
  Balance at beginning of year          $105,494       $ 98,975       $ 92,727
  Additions charged to expense             6,984          6,769          6,299
  Dispositions of property                   (89)          (250)           (51)
  Balance at end of year                $112,389       $105,494       $ 98,975

Note I - Income Taxes

The following is a reconciliation of reported net loss per the financial statements to the Federal taxable income (loss) to partners (in thousands except per unit amounts):

                                          2003           2002           2001

Net loss as reported                    $ (7,134)       $ (4,573)      $ (2,910)
  Depreciation differences                  4,120          1,437         (1,204)
  Unearned income                              14            166           (304)
  Casualty loss                              (124)          (566)           (63)
  Residual proceeds expense                 5,079          4,562          4,091
  Other                                       645             63             65
Federal taxable income (loss)            $ 2,600        $ 1,089         $ (325)

Portfolio I Allocation                   $ 1,836         $ 768          $ (229)
Portfolio II Allocation                       764            319            (96)

Net income (loss) per limited partnership interest:
    Portfolio I Allocation              $4,146.84      $2,568.82       $(537.89)
    Portfolio II Allocation              4,182.95       2,590.95        (542.51)

The following is a reconciliation between the Venture's reported amounts and Federal tax basis of net liabilities at December 31, 2003 and 2002 (in thousands):

                                                    2003           2002

   Net liabilities as reported                   $(172,661)      $(165,527)
   Land and buildings                               17,099          17,134
   Accumulated depreciation                        (39,079)        (43,110)
   Syndication costs                                17,650          17,650
   Deferred gain                                    42,225          42,225
   Other deferred costs                              9,601           9,601
   Other                                           (52,457)        (53,116)
   Notes payable                                     4,882           4,882
   Subscription notes receivable                     1,837           1,837
   Mortgage payable                                (47,727)        (47,727)
   Residual proceeds liability                      13,732           8,653
   Accrued interest                                  9,571           9,571
      Net liabilities - Federal tax basis        $(195,327)      $(197,927)

Note J - Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Venture's overall operations.

The Venture is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Note K - Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the Venture (in thousands, except per interest data):

                                           1st        2nd       3rd       4th
2003                                     Quarter    Quarter   Quarter   Quarter    Total
Total revenues                           $ 7,927    $ 8,041   $ 7,872   $ 7,691   $31,531

Total expenses                             9,747      9,328     9,718     9,872    38,665

Net loss                                 $(1,820)   $(1,287)  $(1,846)  $(2,181)  $(7,134)

Net loss per limited partnership interest:
  Portfolio I (644 interests issued and
    outstanding)                         $(1,958)   $(1,385)  $(1,986)  $(2,345)  $(7,674)
  Portfolio II (267 interests issued
    and outstanding)                     $(1,955)   $(1,382)  $(1,985)  $(2,352)  $(7,674)


                                           1st        2nd       3rd       4th
2002                                     Quarter    Quarter   Quarter   Quarter    Total
Total revenues                           $ 7,885    $ 8,227   $ 8,369   $ 7,990   $32,471

Total expenses                             9,281      9,452     9,252     9,059    37,044

Net loss                                 $(1,396)   $(1,225)   $ (883)  $(1,069)  $(4,573)

Net loss per limited partnership interest:
  Portfolio I (644 interests issued and
    outstanding)                         $(1,502)   $(1,317)   $ (949)  $(1,153)  $(4,921)
  Portfolio II (267 interests issued
    and outstanding)                     $(1,502)   $(1,317)   $ (948)  $(1,151)  $(4,918)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 9a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Venture's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Venture's internal control over financial reporting.

                                    PART III

Item 10.    Directors and Officers of the Venture

The Ventures have no directors or officers. The Managing General Partner manages substantially all of the affairs and has general responsibility in all matters affecting the business of the Venture. Effective December 12, 1997, the managing general partner of each of the Ventures was transferred from VMS Realty Investment, Ltd. ("VMSRIL") (formerly VMS Realty Partners) to MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), a wholly-owned subsidiary of MAE GP Corporation ("MAE GP") and an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged with Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Effective October 1, 1998 and February 26, 1999; Insignia and IPT were respectively merged into Apartment Investment and Management Company ("AIMCO"). Thus, the Managing General Partner is now a wholly-owned subsidiary of AIMCO.

The names of the directors and executive officers of the Managing General Partner, their ages and the nature of all positions with the Managing General Partner presently held by them are set forth below. There are no family relationships between or among any directors or officers.

Name                        Age    Position

Peter K. Kompaniez           59    Director
Martha L. Long               44    Director and Senior Vice President
Harry G. Alcock              41    Executive Vice President
Miles Cortez                 60    Executive Vice President, General Counsel
                                    and Secretary
Patti K. Fielding            40    Executive Vice President
Paul J. McAuliffe            47    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             41    Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the Managing General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Managing General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Managing General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Venture are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

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

Except as noted below, no persons or entity owns of record or is known by the Venture to own beneficially more than 5% of the outstanding Interests of either of the Ventures as of December 31, 2003.

                  Entity                   Number of Units        Percentage

   National Residential Portfolio I
          AIMCO Properties, L.P.               119.00               18.48%
          (an affiliate of AIMCO)


   National Residential Portfolio II
          AIMCO Properties, L.P.                67.42               25.25%
          (an affiliate of AIMCO)

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b) Security ownership of management.

No officers or directors of MAERIL or of Prudential-Bache Properties, Inc., the general partners of the Ventures, own any Limited Venture Interests in the Ventures.

No general partners, officers or directors of the general partners of the Venture possess the right to acquire a beneficial ownership of Interests in either of the Ventures.

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

Asset management fees of approximately $325,000, $326,000 and $300,000 were paid to an affiliate of the Managing General Partner for the years ended December 31, 2003, 2002 and 2001, respectively. These fees are included in general and administrative expenses.

Affiliates of the Managing General Partner are entitled to receive a percentage of the gross receipts from all of the Venture's properties as compensation for providing property management services. The Venture paid to such affiliates approximately $1,253,000, $1,289,000 and $1,344,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $100,000 for each of the years ended December 31, 2003, 2002 and 2001. These expenses are included in general and administrative expenses. At December 31, 2003, approximately $4,000 of such fees were owed and are included in Due to affiliate. No amounts were owed at December 31, 2002. During the years ended December 31, 2003, 2002 and 2001, the Venture paid fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $130,000, $308,000 and $940,000, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. These fees are included in investment properties.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $123,000 for each of the years ended December 31, 2003, 2002 and 2001, which are included in operating expenses.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At December 31, 2003 and 2002, the outstanding balance of $79,000 is included in other liabilities.

In December 2002, an affiliate of the Managing General Partner loaned approximately $3,000 to cover operating expenses at Pathfinder Village. This amount was repaid during the first quarter of 2003. In addition, during December 2001, an affiliate of the Managing General Partner loaned the Venture's investment properties approximately $3,605,000 to cover expenses and capital expenditures required at all of the properties. In accordance with the terms of the Venture Agreement, interest is charged on these loans at the prime rate plus 3%. At December 31, 2003 and 2002, the balance of the loans and accrued interest on the loans was approximately $4,186,000 and $3,902,000, respectively, and is included in Due to affiliate. Interest expense amounted to approximately $287,000 and $290,000 for the years ended December 31, 2003 and 2002, respectively. Subsequent to December 31, 2003, an affiliate of the Managing General Partner loaned the Venture's investment properties approximately $763,000 to cover outstanding accounts payable at eleven of the properties.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the bankruptcy plan. There were no property dispositions for which proceeds were received during the years ended December 31, 2003, 2002 or 2001.

The junior debt of approximately $22,521,000 and $24,687,000 at December 31, 2003 and 2002, respectively, is held by an affiliate of the Managing General Partner. The monthly principal and interest payments are based on monthly excess cash flow for each property, as defined in the mortgage agreement. During the year ended December 31, 2003, 2002 and 2001, the Venture recognized interest expense on the junior debt of approximately $2,534,000, $3,029,000 and $3,132,000, respectively.

The Venture insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Venture insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Venture was charged by AIMCO and its affiliates approximately $474,000 and $574,000, respectively, for insurance coverage and fees associated with policy claims administration.

As a result of tender offers, AIMCO and its affiliates owned 119 units of limited partnership interest in Portfolio I representing 18.48% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 20.48% at December 31, 2003. AIMCO and its affiliates owned 67.42 units of limited partnership interest in Portfolio II representing 25.25% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 27.25% at December 31, 2003. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 22.47% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Venture in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Venture Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Venture Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Venture, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 14.    Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Venture for 2004.

Audit Fees. The Venture paid to Ernst & Young LLP audit fees of approximately $101,000 and $105,000 for 2003 and 2002, respectively.

Tax Fees. The Venture paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $55,000 and $58,000, respectively.

                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following combined financial statements of the Venture are included in
      Item 8:

      Combined Balance Sheets at December 31, 2003 and 2002.

      Combined Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

      Combined Statements of Changes in Partners' Deficit for the years ended December 31, 2003, 2002 and 2001.

      Combined Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

      Notes to Combined Financial Statements

      Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

      The following items are incorporated by reference:

      Part V - Amended Restated Certificate and Agreement of:

      Item 1(b)(i) Limited Venture of VMS National Residential Portfolio I.

      Item 1(b)(ii) Limited Venture of VMS National Residential Portfolio II.

      Item 1(b)(iii) Joint Venture Agreement between VMS National Residential Portfolio I and VMS National Residential Portfolio II.

      Exhibit 3(a), VMS National Properties Joint Venture Agreement (Exhibit 3 to the Venture's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference).

      Exhibit 3(b), Amended and Restated Limited Venture Agreement and Certificate of Limited Venture of VMS National Properties Portfolio I (Exhibit 3 to the Venture's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference).

      Exhibit 3(c), Amended and Restated Limited Venture Agreement and Certificate of Limited Venture of VMS National Properties Portfolio II (Exhibit 3 to the Venture's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference).

(b) Reports on Form 8-K:

      None filed during the quarter ended December 31, 2003.

(c) Exhibits:

      See Exhibit index

                                  EXHIBIT INDEX


Exhibit No.             Description

3 and 21 Portions of the Prospectus of the Venture dated May 15, 1986 as supplemented by Supplement Numbers 1 through 7 dated December 18, 1986, February 11, 1987, March 31, 1987, August 19, 1987, January
          4, 1988, April 18, 1988 and June 30, 1988 as filed with the Commission pursuant to Rule 424(b) and (c), as well as the Restated Limited Venture Agreement set forth as Exhibit A to the Prospectus, are hereby incorporated by reference, specifically pages 15- 21, 44 - 68, 76, 86 - 90, 106 - 108, A9 - A13, A16 - A20 and Supplements
          Numbers 1 and 2.

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

                                    VMS NATIONAL PROPERTIES JOINT VENTURE
                                    (Venture)

                                    VMS National Residential Portfolio I

                                    By:   MAERIL, Inc.
                                          Managing General Partner

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President

                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer

                                    VMS National Residential Portfolio II

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President

                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer

                                    Date: March 29, 2004

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Venture and in the capacities and on the dates indicated.


/s/Peter K. Kompaniez               Date: March 29, 2004
Peter K. Kompaniez
Director


/s/Martha L. Long                   Date: March 29, 2004
Martha L. Long
Director and Senior Vice
President


/s/Thomas M. Herzog                 Date: March 29, 2004
Thomas M. Herzog
Senior Vice President
and Chief Accounting Officer

Exhibit 11




                      VMS NATIONAL PROPERTIES JOINT VENTURE
                      CALCULATION OF NET LOSS PER INVESTOR
                      (in thousands, except per unit data)


                                                   For the Years Ended December 31,
                                                    2003          2002         2001

 VMS National Properties net loss                  $(7,132)      $(4,573)     $(2,910)
   Portfolio I net loss                                 (1)           --           --
   Portfolio II net loss                                (1)           --           --
 Combined net loss                                 $(7,134)      $(4,573)     $(2,910)

 Portfolio I allocation:
   70.69% VMS National Properties net loss         $(5,042)      $(3,233)     $(2,057)
   100.00% Portfolio I net loss                         (1)           --           --
                                                   $(5,043)      $(3,233)     $(2,057)

 Net loss to general partner (2%)                  $ (101)        $ (64)       $ (41)

 Net loss to limited partners (98%)                $(4,942)      $(3,169)     $(2,016)

 Number of Limited Partner interests                   644           644          644

 Net loss per limited Venture interest             $(7,674)      $(4,921)     $(3,130)

 Portfolio II allocation:
   29.31% VMS National Properties net loss         $(2,090)      $(1,340)     $ (853)
   100% Portfolio II net loss                           (1)           --           --
                                                   $(2,091)      $(1,340)     $ (853)

 Net loss to general partner (2%)                   $ (42)        $ (27)       $ (17)

 Net loss to limited partners (98%)                $(2,049)      $(1,313)     $ (836)

 Number of Limited Partner interests                   267           267          267

 Net loss per limited Venture interest             $(7,674)      $(4,918)     $(3,131)


Exhibit 31.1


                                  CERTIFICATION

I, Martha L. Long, certify that:

1. I have reviewed this annual report on Form 10-K of VMS National Properties Joint Venture;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Venture as of, and for, the periods presented in this report;

4. The Venture's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Venture and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Venture, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the Venture's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the Venture's internal control over financial reporting that occurred during the Venture's most recent fiscal quarter (the Venture's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Venture's internal control over financial reporting; and

5. The Venture's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Venture's auditors and the audit committee of the Venture's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Venture's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Venture's internal control over financial reporting.

Date:  March 29, 2004
                                      /s/Martha L. Long
                                      Martha L. Long
                                      Senior  Vice  President  of MAERIL,  Inc.,
                                      equivalent of the chief executive  officer
                                      of the Venture

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


1. I have reviewed this annual report on Form 10-K of VMS National Properties Joint Venture;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Venture as of, and for, the periods presented in this report;

4. The Venture's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Venture and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Venture, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the Venture's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the Venture's internal control over financial reporting that occurred during the Venture's most recent fiscal quarter (the Venture's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Venture's internal control over financial reporting; and

5. The Venture's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Venture's auditors and the audit committee of the Venture's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Venture's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Venture's internal control over financial reporting.

Date:  March 29, 2004

                                      /s/Thomas M. Herzog
                                      Thomas M. Herzog
                                      Senior    Vice    President    and   Chief
                                      Accounting Officer of MAERIL, Inc.,
                                      equivalent of the chief financial  officer
                                      of the Venture

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-K of VMS National Properties Joint Venture (the "Venture"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Venture, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Venture, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Venture.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Venture for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.