Form 10-Q
period 2004-03-31
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2004-05-14
CIK 789089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004

                                       or

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                             COMBINED BALANCE SHEETS
                                 (in thousands)


                                                             March 31,    December 31,
                                                                2004          2003
                                                            (Unaudited)        (Note)
Assets:
  Cash and cash equivalents                                   $ 1,937        $ 1,761
  Receivables and deposits                                       2,001          1,709
  Restricted escrows                                               935            896
  Other assets                                                   1,275            585
  Investment properties:
   Land                                                         13,404         13,404
   Buildings and related personal property                     152,375        152,044
                                                               165,779        165,448
   Less accumulated depreciation                              (114,173)      (112,389)
                                                                51,606         53,059
                                                              $ 57,754      $ 58,010
Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                            $ 1,275        $ 1,154
  Tenant security deposit liabilities                              841            849
  Accrued property taxes                                           870            600
  Other liabilities                                                662            821
  Accrued interest                                                 834            798
  Due to affiliate (Note D)                                      5,091          4,190
  Mortgage notes payable, including $22,356 and $22,521
   due to an affiliate at March 31, 2004 and
   December 31, 2003, respectively (Note D)                    123,635        124,242
  Mortgage participation liability (Note C)                     15,091         13,732
  Notes payable (Note B)                                        42,060         42,060
  Deferred gain on extinguishment of debt (Note B)              42,225         42,225

Partners' Deficit                                             (174,830)      (172,661)
                                                              $ 57,754      $ 58,010

Note: The combined balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

          See Accompanying Notes to Combined Financial Statements


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
            (in thousands, except per partnership interest data)



                                                               Three Months Ended
                                                                    March 31,
                                                               2004          2003
Revenues:
   Rental income                                              $ 6,885       $ 7,325
   Other income                                                   589           564
   Casualty gain (Note E)                                          --            38
       Total revenues                                           7,474         7,927

Expenses:
   Operating                                                    2,632         2,900
   Property management fees to an affiliate (Note D)              298           323
   General and administrative                                     145           150
   Depreciation                                                 1,784         1,737
   Interest                                                     4,247         4,123
   Property taxes                                                 537           514
       Total expenses                                           9,643         9,747

Net loss                                                      $(2,169)      $(1,820)

Net loss allocated to general partners (2%)                    $ (43)        $ (37)
Net loss allocated to limited partners (98%)                   (2,126)       (1,783)
                                                              $(2,169) $(1,820)
Net loss per limited partnership interest:
   Portfolio I (644 interests issued and outstanding)         $(2,334)      $(1,958)
   Portfolio II (267 interests issued and outstanding)        $(2,333)      $(1,955)


          See Accompanying Notes to Combined Financial Statements


                      VMS NATIONAL PROPERTIES JOINT VENTURE

            COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                                 (in thousands)

                                       VMS National Residential Portfolio I
                                                 Limited Partners
                                                                   Limited
                         General    Accumulated   Subscription    Partners'
                         Partners     Deficit        Notes          Total        Total

Partners' deficit at
  December 31, 2003      $(3,742)    $(117,311)      $ (502)      $(117,813)   $(121,555)

Net loss for the
  three months ended
  March 31, 2004             (30)       (1,503)          --          (1,503)      (1,533)

Partners' deficit at
  March 31, 2004         $(3,772)    $(118,814)      $ (502)      $(119,316)   $(123,088)


                                      VMS National Residential Portfolio II
                                                Limited Partners
                                                                  Limited
                         General    Accumulated  Subscription    Partners'
                         Partners     Deficit        Notes         Total        Total

Partners' deficit at
  December 31, 2003      $(1,566)    $ (49,212)     $ (328)      $ (49,540)   $ (51,106)

Net loss for the
  three months ended
  March 31, 2004             (13)         (623)          --           (623)        (636)

Partners' deficit at
  March 31, 2004         $(1,579)    $ (49,835)     $ (328)      $ (50,163)   $ (51,742)

Combined total           $(5,351)    $(168,649)     $ (830)      $(169,479)   $(174,830)

          See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2004         2003
Cash flows from operating activities:
  Net loss                                                      $(2,169)     $(1,820)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                 1,784        1,737
     Amortization of mortgage discounts                           1,359        1,219
     Casualty gain                                                   --          (38)
     Change in accounts:
      Receivables and deposits                                     (292)        (428)
      Other assets                                                 (690)         186
      Accounts payable                                              404          179
      Tenant security deposit liabilities                            (8)          15
      Accrued property taxes                                        270          392
      Accrued interest                                              515          198
      Other liabilities                                            (159)         (58)
      Due to affiliate                                              138           72
        Net cash provided by operating activities                 1,152        1,654

Cash flows from investing activities:
  Property improvements and replacements                           (614)      (1,047)
  Net (deposits to) withdrawals from restricted escrows             (39)          29
  Insurance proceeds received                                        --           51
        Net cash used in investing activities                      (653)        (967)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (1,086)      (1,513)
  Advances from (payments to) an affiliate                          763           (3)
        Net cash used in financing activities                      (323)      (1,516)

Net increase (decrease) in cash and cash equivalents                176         (829)
Cash and cash equivalents at beginning of period                  1,761        2,809
Cash and cash equivalents at end of period                      $ 1,937      $ 1,980

Supplemental disclosure of cash flow information:
  Cash paid for interest, including approximately $185 and
   $507 paid to an affiliate                                    $ 2,292      $ 2,637

Supplemental disclosure of non-cash activity:
  Accrued interest added to mortgage notes payable               $ 479        $ 202

At March 31, 2004 and December 31, 2003 accounts payable and property improvements and replacements were adjusted by approximately $47,000 and $330,000, respectively.

Included in property  improvements  and  replacements for the three months ended
March 31, 2003 are approximately $25,000 of improvements which were included in accounts payable at December 31, 2002.

          See Accompanying Notes to Combined Financial Statements


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited combined financial statements of VMS National Properties Joint Venture (the "Venture" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results which may be expected for the year ending December 31, 2004. For further information, refer to the combined financial statements and footnotes thereto included in the Venture's Annual Report on Form 10-K for the year ended December 31, 2003. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Reclassifications:

Certain reclassifications have been made to the 2003 balances to conform to the 2004 presentation.

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

At March 31, 2004 and December 31, 2003, the $38,810,000 Assignment Note is non-interest bearing and is payable only after payment of debt of higher priority, including the senior and junior mortgage notes payable. Pursuant to SOP 90-7, the Assignment Note, the Long-Term Loan Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. Interest expense was being recognized through the amortization of the discount which became fully amortized in January 2000.

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

The Venture has recorded the estimated fair value of the participation feature as a mortgage participation liability of approximately $36,518,000. During the three months ended March 31, 2004 and 2003, the Venture amortized approximately $1,359,000 and $1,219,000, respectively, of the mortgage participation debt discount which is included in interest expense. The related mortgage participation debt discount at March 31, 2004 and December 31, 2003 was approximately $21,427,000 and $22,786,000, respectively. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties. These fair values were determined using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors. The Managing General Partner evaluates the fair value of the participation feature on an annual basis or as circumstances dictate that it should be analyzed.

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

Asset management fees of approximately $81,000 were earned and owed to affiliates of the Managing General Partner for each of the three months ended March 31, 2004 and 2003. These fees are included in general and administrative expense. At March 31, 2004, approximately $54,000 of such fees were owed and are included in due to affiliates. No amounts were owed at December 31, 2003.

Affiliates of the Managing General Partner are entitled to receive a percentage of the gross receipts from all of the Venture's properties as compensation for providing property management services. The Venture paid to such affiliates approximately $298,000 and $323,000 for the three months ended March 31, 2004 and 2003, respectively, which are included in operating expense.

Affiliates of the Managing General Partner are entitled to receive reimbursement of accountable administrative expenses amounting to approximately $25,000 for each of the three month periods ended March 31, 2004 and 2003. These expenses are included in general and administrative expense. At March 31, 2004 and December 31, 2003 approximately $8,000 and $4,000 of such fees were owed and are included in due to affiliate.

During the three months ended March 31, 2004 and 2003, the Venture paid fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $27,000 and $16,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties and are included in investment properties.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $31,000 for each of the three month periods ended March 31, 2004 and 2003. These expenses are included in operating expense.

At March 31, 2004 and December 31, 2003, the Venture owed loans of approximately $4,369,000 and $3,606,000 to an affiliate of the Managing General Partner plus accrued interest thereon of approximately $660,000 and $580,000, respectively, which are included in due to affiliate on the combined balance sheets. These loans were made in accordance with the Joint Venture Agreement and bear interest at the prime rate plus 3%. The Venture recognized interest expense of approximately $80,000 and $70,000 during the three months ended March 31, 2004 and 2003, respectively. Subsequent to March 31, 2004, an affiliate of the Managing General Partner loaned Scotchollow and Crosswood Apartments approximately $300,000 and $70,000, respectively, to cover outstanding accounts payable.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At March 31, 2004 and December 31, 2003, the outstanding balance of $79,000 is included in other liabilities.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the bankruptcy plan. There were no property dispositions for which proceeds were received during either of the three month periods ended March 31, 2004 or 2003.

The junior debt of approximately $22,356,000 and $22,521,000 at March 31, 2004 and December 31, 2003, respectively, is held by an affiliate of the Managing General Partner. The monthly principal and interest payments are based on monthly excess cash flow for each property, as defined in the mortgage agreement. During the three months ended March 31, 2004 and 2003, the Venture recognized interest expense of approximately $621,000 and $638,000, respectively.

The Venture insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Venture insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2004, the Venture anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO will be approximately $1,164,000. The Venture was charged approximately $474,000 for 2003.

Note E - Casualty Gain

During the three months ended March 31, 2003, a net casualty gain of approximately $38,000 was recorded at Shadowood Apartments. The casualty gain related to a fire, occurring in September 2002, which caused damage to eight units at the property. The gain was the result of the receipt of initial insurance proceeds of approximately $51,000 during the first quarter of 2003 offset by approximately $13,000 of undepreciated property improvements and replacements being written off. Additional insurance proceeds of approximately $27,000 were received subsequent to March 31, 2003 and were recognized as an additional gain during the second quarter of 2003.

Note F - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Venture, whether legal or settlement costs, associated with these cases will be material to the Venture's overall operations.

The Venture is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.
Note F - Contingencies (continued)

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its combined financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Venture's combined financial condition or results of operations taken as a whole.

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

Average occupancy rates for the three months ended March 31, 2004 and 2003, for all of the Venture's properties are as follows:

                                                   Average Occupancy
      Property                                      2004       2003

      North Park Apartments (1)
         Evansville, IN                             96%        91%
      Chapelle Le Grande (1)
         Merrillville, IN                           98%        93%
      Terrace Gardens (2)
         Omaha, NE                                  82%        88%
      Forest Ridge Apartments
         Flagstaff, AZ                              91%        93%
      Scotchollow (2)
         San Mateo, CA                              80%        92%
      Pathfinder Village (2)
         Fremont, CA                                86%        94%
      Buena Vista Apartments (3)
         Pasadena, CA                               92%        97%
      Mountain View Apartments
         San Dimas, CA                              93%        94%
      Crosswood Park
         Citrus Heights, CA                         93%        95%
      Casa de Monterey (4)
         Norwalk, CA                                93%        97%
      The Bluffs
         Milwaukie, OR                              90%        89%
      Watergate Apartments (5)
         Little Rock, AR                            85%        93%
      Shadowood Apartments (1)
         Monroe, LA                                 93%        90%
      Vista Village Apartments
         El Paso, TX                                96%        98%
      The Towers of Westchester Park
         College Park, MD                           99%        98%

(1) The average occupancy at North Park Apartments, Chappelle Le Grande and Shadowood Apartments increased due to the property management focusing on increasing occupancy through tenant retention and more effective lease management techniques which included staggering lease expiration dates.

(2) The decrease in occupancy at Terrace Gardens, Scotchollow and Pathfinder Village is due to a weak economy in the property's market area.

(3) The decrease in occupancy at Buena Vista Apartments is primarily attributable to a decrease in tenant retention. The property management has implemented more effective lease management techniques which include staggering lease expiration dates.

(4) Casa de Monterey occupancy decreased due to evictions of non paying residents during the quarter.

(5)   The  decrease  in  occupancy   at   Watergate   Apartments   is  primarily
      attributable to property management raising the qualifying conditions for prospective tenants in order to attract a more stable tenant population.

The Venture's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Venture, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Venture from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Venture from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Venture such as the local economic climate and weather can adversely or positively impact the Venture's financial results.

Results of Operations

The Venture recorded a net loss for the three months ended March 31, 2004 of approximately $2,169,000 compared to a net loss of approximately $1,820,000 for the corresponding period in 2003. The increase in net loss for the three month period is due to a decrease in total revenues partially offset by a decrease in total expenses.

The decrease in total revenues is due to decreases in rental income and casualty gains partially offset by an increase in other income. The decrease in rental income is the result of the decrease in occupancy at ten of the Venture's properties. These decreases more than offset the occupancy increases at five of the Venture's properties. Other income increased primarily due to increases in lease cancellation fees offset by a decrease in late charges charged by the properties.

During the three months ended March 31, 2003 a net casualty gain of approximately $38,000 was recorded at Shadowood Apartments. The casualty gain related to a fire, occurring in September 2002, which caused damage to eight units at the property. The gain was the result of the receipt of initial insurance proceeds of approximately $51,000 during the first quarter of 2003 offset by approximately $13,000 of undepreciated property improvements and replacements being written off. Additional insurance proceeds of approximately $27,000 were received subsequent to March 31, 2003 and were recognized as an additional gain during the second quarter of 2003.

Total expenses decreased primarily due to decreases in operating expenses and property management fees partially offset by increases in depreciation, interest and property tax expenses. General and administrative expenses remained relatively constant for the comparable periods. Operating expenses decreased due primarily to a decrease in maintenance expense partially offset by an increase in property expense. Maintenance expense decreased due to a decrease in interior painting and contract trash removal expense at five of the Venture's properties and decreases in snow removal expense at Forest Ridge Apartments and The Towers of Westchester Park. Property expense increased due to an increase in salaries and related employee expenses and utilities at eight of the Venture's properties. Property management fees decreased due to the decrease in rental income on which these fees are based. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. The increase in interest expense is attributable to an increase in the amortization of the debt discount related to the mortgage participation liability partially offset by a decrease in interest on the senior and junior debt due to principal reduction payments.
Property tax expense increased due to increases in the assessed values at Scotchollow and The Towers of Westchester Apartments.

Included in general and administrative expenses for the three months ended March 31, 2004 and 2003 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Venture. Costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At March 31, 2004, the Venture had cash and cash equivalents of approximately $1,937,000 as compared to approximately $1,980,000 at March 31, 2003. Cash and cash equivalents increased approximately $176,000 for the three months ended March 31, 2004, from December 31, 2003. The increase in cash and cash equivalents is a result of approximately $1,152,000 of cash provided by operating activities partially offset by approximately $323,000 and $653,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Venture's investment properties partially offset by advances from an affiliate. Cash used in investing activities consisted of property improvements and replacements and nets deposits to restricted escrow accounts maintained by the mortgage lender.

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

The Venture is restricted to annual capital improvements of $300 per unit or approximately $888,000 for all of the properties, which is the limit set by the junior debt for funding of capital improvements.

North Park Apartments: The Venture completed approximately $28,000 in capital expenditures at North Park Apartments during the three months ended March 31, 2004, consisting primarily of floor covering and HVAC replacements and structural improvements. These improvements were funded from operating cash flow. The Venture evaluates the capital improvement needs of the property during the year and expects to complete an additional $57,000 in capital improvements during the remainder of 2004. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Chapelle Le Grande: The Venture completed approximately $3,000 in capital expenditures at Chapelle Le Grande during the three months ended March 31, 2004, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Venture evaluates the capital improvement needs of the property during the year and expects to complete an additional $29,000 in capital improvements during the remainder of 2004. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Terrace Gardens: The Venture completed approximately $14,000 in capital expenditures at Terrace Gardens during the three months ended March 31, 2004, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Venture evaluates the capital improvement needs of the property during the year and expects to complete an additional $24,000 in capital improvements during the remainder of 2004. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Forest Ridge Apartments: The Venture completed approximately $14,000 in capital expenditures at Forest Ridge Apartments during the three months ended March 31, 2004, consisting primarily of floor covering and water heater replacements. These improvements were funded from operating cash flow. The Venture evaluates the capital improvement needs of the property during the year and expects to complete an additional $69,000 in capital improvements during the remainder of 2004. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Scotchollow: The Venture completed approximately $30,000 in capital expenditures at Scotchollow during the three months ended March 31, 2004, consisting primarily of countertop replacements, heating upgrades and interior decorations. These improvements were funded from operating cash flow. The Venture evaluates the capital improvement needs of the property during the year and expects to complete an additional $95,000 in capital improvements during the remainder of 2004. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Pathfinder Village: The Venture completed approximately $44,000 in capital expenditures at Pathfinder Village during the three months ended March 31, 2004, consisting primarily of floor covering replacements, major landscaping and parking lot resurfacing. These improvements were funded from operating cash flow. The Venture evaluates the capital improvement needs of the property during the year and expects to complete an additional $30,000 in capital improvements during the remainder of 2004. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Buena Vista Apartments: The Venture completed approximately $5,000 in capital expenditures at Buena Vista Apartments during the three months ended March 31, 2004, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Venture evaluates the capital improvement needs of the property during the year and expects to complete an additional $23,000 in capital improvements during the remainder of 2004.
Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Mountain View Apartments: The Venture completed approximately $33,000 in capital expenditures at Mountain View Apartments during the three months ended March 31, 2004, consisting primarily of floor covering and water heater replacements and plumbing fixture upgrades. These improvements were funded from operating cash flow. The Venture evaluates the capital improvement needs of the property during the year and expects to complete an additional $17,000 in capital improvements during the remainder of 2004. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Crosswood Park: The Venture completed approximately $53,000 in capital expenditures at Crosswood Park during the three months ended March 31, 2004, consisting primarily of structural improvements, floor covering replacements and plumbing fixture upgrades. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Casa de Monterey: The Venture completed approximately $25,000 in capital expenditures at Casa de Monterey during the three months ended March 31, 2004, consisting primarily of floor covering replacements and parking lot resurfacing. These improvements were funded from operating cash flow. The Venture evaluates the capital improvement needs of the property during the year and expects to complete an additional $18,000 in capital improvements during the remainder of 2004. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

The Bluffs: The Venture completed approximately $7,000 in capital expenditures at The Bluffs during the three months ended March 31, 2004, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Venture evaluates the capital improvement needs of the property during the year and expects to complete an additional $34,000 in capital improvements during the remainder of 2004. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Watergate Apartments: The Venture completed approximately $42,000 in capital expenditures at Watergate Apartments during the three months ended March 31, 2004, consisting primarily of plumbing fixture upgrades, floor covering replacements and interior painting. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Shadowood Apartments: The Venture completed approximately $9,000 in capital expenditures at Shadowood Apartments during the three months ended March 31, 2004, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and expects to complete an additional $28,000 in capital improvements during the remainder of 2004. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Vista Village Apartments: The Venture completed approximately $9,000 in capital expenditures at Vista Village Apartments during the three months ended March 31, 2004, consisting primarily of floor covering and water heater replacements. These improvements were funded from operating cash flow. The Venture evaluates the capital improvement needs of the property during the year and expects to complete an additional $57,000 in capital improvements during the remainder of 2004. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

The Towers of Westchester Park: The Venture completed approximately $15,000 in capital expenditures at Towers of Westchester Park during the three months ended March 31, 2004, consisting primarily of cabinet and air conditioning upgrades and floor covering replacements. These improvements were funded from operating cash flow. The Venture evaluates the capital improvement needs of the property during the year and expects to complete an additional $76,000 in capital improvements during the remainder of 2004. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

The Registrant's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The senior debt encumbering all of the properties totals approximately $101,279,000 and is being amortized over 25 years, with a balloon payment of $93,243,000 due January 2008. Not including the debt discount relating to the mortgage participation liability, the junior debt, which also matures January 2008, totals approximately $22,356,000 and requires monthly payments based upon monthly excess cash flow for each property. The Assignment Note and Long-Term Arrangement Fee Notes totaling approximately $42,060,000 are non-interest bearing and are subordinate to the senior and junior debt and are only payable from the proceeds of the sale or refinancing of the properties.

There were no cash distributions to the partners of either of the Partnerships for the three months ended March 31, 2004 and 2003. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions. Future cash distributions are subject to the order of distributions as stipulated by the Venture's Plan of Reorganization. The source of future distributions will depend upon the levels of net cash generated from operations, the availability of cash reserves, and timing of debt maturities, refinancings and/or property sales. The Partnerships' distribution policies are reviewed on a quarterly basis. There can be no assurance that the Partnerships will generate sufficient funds from operations, after required capital expenditures and the order of distributions as stipulated by the Venture's Plan of Reorganization, to permit any distributions to partners during the remainder of 2004 or subsequent periods.

Other

As a result of tender offers, AIMCO and its affiliates currently own 119 units of limited partnership interest in Portfolio I representing 18.48% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 20.48%. AIMCO and its affiliates currently own 67.42 units of limited partnership interest in Portfolio II representing 25.25% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 27.25%. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 22.47% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Venture in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Venture Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Venture, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Venture is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis except for advances made from an affiliate of the Managing General Partner. These advances bear interest at the prime rate plus three basis points. Based on interest rates at March 31, 2004, an increase or decrease of 100 basis points in market interest rates would not have a material impact on the Venture.

The following table summarizes the Venture's debt obligations at March 31, 2004. The interest rates represent the weighted-average rates. The fair value of the Venture's first mortgages, after discounting the scheduled loan payments to maturity, is approximately $107,784,000 at March 31, 2004. However, the Venture is precluded from refinancing the first mortgage until January 2007. The
Managing General Partner believes that it is not appropriate to use the Venture's incremental borrowing rate for the second mortgages, as there is currently no market in which the Venture could obtain similar financing. Therefore, the Managing General Partner considers estimation of fair value to be impracticable for this indebtedness.

                                                        Long-term Debt
                                                Principal       Weighted-average
                                             (in thousands)       Interest Rate

                  2004                           $ 1,360              8.50%
                  2005                             2,022              8.50%
                  2006                             2,201              8.50%
                  2007                             2,403              8.50%
                  2008                           115,649              8.95%
                                                $123,635

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Venture, whether legal or settlement costs, associated with this case will be material to the Venture's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  Exhibit 3(a), VMS National Properties Joint Venture Agreement (Exhibit 3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated herein by reference).

                  Exhibit 3(b), Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership of VMS National Properties Portfolio I (Exhibit 3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated herein by reference).

                  Exhibit 3(c), Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership of VMS
                  National Properties Portfolio II (Exhibit 3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated herein by reference).

                  Exhibit 11, Calculation of Net Loss Per Investor.

                  Exhibit 31.1, Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2, Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2004.

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


                                    VMS National Residential Portfolio II


                                    By:   MAERIL, Inc.
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: May 13, 2004

Exhibit 11




                      VMS NATIONAL PROPERTIES JOINT VENTURE

                      CALCULATION OF NET LOSS PER INVESTOR
              (in thousands, except per partnership interest data)


                                                            For the Three Months
                                                                 Ended March 31,
                                                            2004          2003

VMS National Properties net loss                          $(2,169)      $(1,820)
  Portfolio I net loss                                         --            --
  Portfolio II net loss                                        --            --
        Combined net loss                                 $(2,169)      $(1,820)

Portfolio I allocation:
  70.69% VMS National Properties net loss                 $(1,533)      $(1,287)
  100.00% Portfolio I net loss                                 --            --
                                                          $(1,533)      $(1,287)

Net loss to general partner (2%)                           $ (30)         $ (26)

Net loss to limited partners (98%)                        $(1,503)      $(1,261)

Number of Limited Partner units                               644           644

Net loss per limited partnership interest                 $(2,334)      $(1,958)

Portfolio II allocation:
  29.31% VMS National Properties net loss                  $ (636)       $ (533)
  100.00% Portfolio II net loss                                --             --
                                                           $ (636)       $ (533)

Net loss to general partner (2%)                           $ (13)         $ (11)

Net loss to limited partners (98%)                         $ (623)       $ (522)

Number of Limited Partner units                               267           267

Net loss per limited partnership interest                 $(2,333)      $(1,955)

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

Date:  May 13, 2004
                                          /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice  President  of MAERIL,
                                          Inc.,   equivalent  of  the  chief
                                          executive officer of the Venture

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

Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of VMS National Properties Joint Venture (the "Venture"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Venture, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Venture, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Venture.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Venture for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.