Form 10-Q
period 2004-06-30
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2004-08-13
CIK 789089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

                                       or

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

                                 (864) 239-1000
                         (Registrant's telephone number)


Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X_

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                             COMBINED BALANCE SHEETS
                                 (in thousands)


                                                              June 30,    December 31,
                                                                2004          2003
                                                            (Unaudited)       (Note)
Assets:
  Cash and cash equivalents                                   $ 1,761        $ 1,761
  Receivables and deposits                                       1,849          1,709
  Restricted escrows                                             1,050            896
  Other assets                                                     982            585
  Investment properties:
   Land                                                         13,404         13,404
   Buildings and related personal property                     152,830        152,044
                                                               166,234        165,448
   Less accumulated depreciation                              (115,944)      (112,389)
                                                                50,290         53,059
                                                              $ 55,932      $ 58,010
Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                             $ 814         $ 1,154
  Tenant security deposit liabilities                              856            849
  Accrued property taxes                                           577            600
  Other liabilities                                                823            821
  Accrued interest                                                 700            798
  Due to affiliate (Note D)                                      5,493          4,190
  Mortgage notes payable, including $22,371 and $22,521
   due to an affiliate at June 30, 2004 and
   December 31, 2003, respectively (Note D)                    123,194        124,242
  Mortgage participation liability (Note C)                     16,486         13,732
  Notes payable (Note B)                                        42,060         42,060
  Deferred gain on extinguishment of debt (Note B)              42,225         42,225

Partners' Deficit                                             (177,296)      (172,661)
                                                              $ 55,932      $ 58,010

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

          See Accompanying Notes to Combined Financial Statements


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
            (in thousands, except per partnership interest data)


                                           Three Months Ended         Six Months Ended
                                                June 30,                  June 30,
                                            2004        2003         2004         2003
Revenues:
  Rental income                           $ 6,852      $ 7,397      $13,737      $14,722
  Other income                                564          567        1,153        1,131
  Casualty gain (Note E)                       37           77           37          115
      Total revenues                        7,453        8,041       14,927       15,968

Expenses:
  Operating                                 2,852        2,380        5,484        5,280
  Property management fee to an
    affiliate                                 293          312          591          635
  General and administrative                  150          150          295          300
  Depreciation                              1,794        1,762        3,578        3,499
  Interest                                  4,299        4,211        8,546        8,334
  Property taxes                              531          513        1,068        1,027
       Total expenses                       9,919        9,328       19,562       19,075

Net loss                                  $(2,466)     $(1,287)     $(4,635)     $(3,107)

Net loss allocated to general
  partners (2%)                            $ (50)       $ (26)       $ (93)       $ (62)
Net loss allocated to limited
  partners (98%)                           (2,416)      (1,261)      (4,542)      (3,045)

                                          $(2,466)     $(1,287)     $(4,635)     $(3,107)
Net loss per limited partnership interest:
   Portfolio I (644 interests
     issued and outstanding)              $(2,652)     $(1,385)     $(4,986)     $(3,342)
   Portfolio II (267 interests
     issued and outstanding)              $(2,652)     $(1,382)     $(4,985)     $(3,345)


          See Accompanying Notes to Combined Financial Statements


                      VMS NATIONAL PROPERTIES JOINT VENTURE

            COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                                 (in thousands)


                                       VMS National Residential Portfolio I
                                                 Limited Partners
                                                                   Limited
                         General    Accumulated   Subscription    Partners'
                         Partners     Deficit        Notes          Total        Total

Partners' deficit at
  December 31, 2003      $(3,742)    $(117,311)      $ (502)      $(117,813)   $(121,555)

Net loss for the
  six months ended
  June 30, 2004              (66)       (3,211)          --          (3,211)      (3,277)

Partners' deficit at
  June 30, 2004          $(3,808)    $(120,522)      $ (502)      $(121,024)   $(124,832)


                                      VMS National Residential Portfolio II
                                                Limited Partners
                                                                  Limited
                         General    Accumulated  Subscription    Partners'
                         Partners     Deficit        Notes         Total        Total

Partners' deficit at
  December 31, 2003      $(1,566)    $ (49,212)     $ (328)      $ (49,540)   $ (51,106)

Net loss for the
  six months ended
  June 30, 2004              (27)       (1,331)          --         (1,331)      (1,358)

Partners' deficit at
  June 30, 2004          $(1,593)    $ (50,543)     $ (328)      $ (50,871)   $ (52,464)

Combined total at
  June 30, 2004          $(5,401)    $(171,065)     $ (830)      $(171,895)   $(177,296)

          See Accompanying Notes to Combined Financial Statements


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2004         2003
Cash flows from operating activities:
  Net loss                                                      $(4,635)     $(3,107)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                 3,578        3,499
     Amortization of discounts                                    2,754        2,471
     Casualty gain                                                  (37)        (115)
     Change in accounts:
      Receivables and deposits                                     (161)         (75)
      Other assets                                                 (397)        (395)
      Accounts payable                                             (106)         (88)
      Tenant security deposit liabilities                             7            3
      Due to affiliate                                              171          213
      Accrued property taxes                                        (23)          14
      Accrued interest                                            1,021          544
      Other liabilities                                               2          (65)
        Net cash provided by operating activities                 2,174        2,899

Cash flows from investing activities:
  Property improvements and replacements                         (1,050)      (1,731)
  Net (deposits to) withdrawals from restricted escrows            (154)          21
  Net insurance proceeds                                             65          160
        Net cash used in investing activities                    (1,139)      (1,550)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (2,167)      (2,744)
  Advances from (payments to) an affiliate                        1,132           (3)
        Net cash used in financing activities                    (1,035)      (2,747)

Net decrease in cash and cash equivalents                            --       (1,398)
Cash and cash equivalents at beginning of period                  1,761        2,809
Cash and cash equivalents at end of period                      $ 1,761      $ 1,411

Supplemental disclosure of cash flow information:
  Cash paid for interest, including approximately $266 and
   $892 paid to an affiliate                                    $ 4,614      $ 5,176

Supplemental disclosure of non-cash activity:
  Accrued interest added to mortgage notes payable              $ 1,119       $ 397

At  June  30,  2004  and  December  31,  2003  accounts   payable  and  property
improvements  and  replacements  were  adjusted  by  approximately  $96,000  and
$330,000, respectively.

Included in property improvements and replacements for the six months ended June
30, 2003 are approximately $25,000 of improvements which were included in accounts payable at December 31, 2002.

          See Accompanying Notes to Combined Financial Statements


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited combined financial statements of VMS National Properties Joint Venture (the "Venture" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results which may be expected for the year ending December 31, 2004. For further information, refer to the combined financial statements and footnotes thereto included in the Venture's Annual Report on Form 10-K for the year ended December 31, 2003. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

At June 30, 2004 and December 31, 2003, the $38,810,000 Assignment Note is non-interest bearing and is payable only after payment of debt of higher priority, including the senior and junior mortgage notes payable. Pursuant to Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Assignment Note, the Long-Term Loan Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. Interest expense was being recognized through the amortization of the discount which became fully amortized in January 2000.

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

The Venture has recorded the estimated fair value of the participation feature as a mortgage participation liability of approximately $36,518,000. During the six months ended June 30, 2004 and 2003, the Venture amortized approximately $2,754,000 and $2,471,000, respectively, of the mortgage participation debt discount which is included in interest expense. The related mortgage participation debt discount at June 30, 2004 and December 31, 2003 was approximately $20,032,000 and $22,786,000, respectively. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties. These fair values were determined using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors. The Managing General Partner evaluates the fair value of the participation feature on an annual basis or as circumstances dictate that it should be analyzed.

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

Asset management fees of approximately $161,000 were earned and owed to affiliates of the Managing General Partner for each of the six months ended June 30, 2004 and 2003. These fees are included in general and administrative expense.

Affiliates of the Managing General Partner are entitled to receive a percentage of the gross receipts from all of the Venture's properties as compensation for providing property management services. The Venture paid to such affiliates approximately $590,000 and $635,000 for the six months ended June 30, 2004 and 2003, respectively, which are included in operating expense.

Affiliates of the Managing General Partner are entitled to receive reimbursement of accountable administrative expenses amounting to approximately $50,000 for each of the six month periods ended June 30, 2004 and 2003. These expenses are included in general and administrative expense.

During the six months ended June 30, 2004 and 2003, the Venture paid fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $33,000 and $31,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties and are included in investment properties.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $62,000 for each of the six month periods ended June 30, 2004 and 2003. These expenses are included in operating expense.

At June 30, 2004 and December 31, 2003, the Venture owed loans of approximately $4,738,000 and $3,606,000 to an affiliate of the Managing General Partner plus accrued interest thereon of approximately $755,000 and $580,000, respectively, which are included in due to affiliate on the combined balance sheets. These loans were made in accordance with the Joint Venture Agreement and bear interest at the prime rate plus 3%. The Venture recognized interest expense of approximately $175,000 and $143,000 during the six months ended June 30, 2004 and 2003, respectively. Subsequent to June 30, 2004, an affiliate of the Managing General Partner loaned The Bluffs Apartments approximately $40,000 to cover outstanding accounts payable at the property.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At June 30, 2004 and December 31, 2003, the outstanding balance of $79,000 is included in other liabilities.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the bankruptcy plan. There were no property dispositions for which proceeds were received during either of the six month periods ended June 30, 2004 or 2003.

The junior debt of approximately $22,371,000 and $22,521,000 at June 30, 2004 and December 31, 2003, respectively, is held by an affiliate of the Managing General Partner. The monthly principal and interest payments are based on monthly excess cash flow for each property, as defined in the mortgage agreement. During the six months ended June 30, 2004 and 2003, the Venture recognized interest expense of approximately $1,233,000 and $1,287,000, respectively.

The Venture insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Venture insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2004 and 2003, the Venture was charged by AIMCO and its affiliates approximately $312,000 and $474,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note E - Casualty Gain

During the six months ended June 30, 2004, a net casualty gain of approximately $37,000 was recorded at Terrace Gardens Apartments. The casualty gain related to a winter ice storm, occurring in February 2004, which caused damage to 32 units at the property. The gain was the result of the receipt of insurance proceeds of approximately $65,000 offset by approximately $7,000 of undepreciated property improvements and replacements being written off and approximately $21,000 of emergency repairs made at the property.

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

Note F - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Venture's financial condition or results of operations taken as a whole.

The Venture is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its combined financial condition or results of operations taken as a whole.
Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Venture's combined financial condition or results of operations taken as a whole.

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

Average occupancy rates for the six months ended June 30, 2004 and 2003, for all of the Venture's properties are as follows:

                                                   Average Occupancy
      Property                                      2004       2003

      North Park Apartments
         Evansville, IN                             95%        94%
      Chapelle Le Grande
         Merrillville, IN                           97%        95%
      Terrace Gardens (1)
         Omaha, NE                                  82%        89%
      Forest Ridge Apartments
         Flagstaff, AZ                              91%        92%
      Scotchollow (1)
         San Mateo, CA                              80%        93%
      Pathfinder Village (1)
         Fremont, CA                                88%        92%
      Buena Vista Apartments (2)
         Pasadena, CA                               92%        97%
      Mountain View Apartments
         San Dimas, CA                              93%        94%
      Crosswood Park (5)
         Citrus Heights, CA                         89%        95%
      Casa de Monterey (3)
         Norwalk, CA                                92%        97%
      The Bluffs (5)
         Milwaukie, OR                              88%        91%
      Watergate Apartments (4)
         Little Rock, AR                            80%        95%
      Shadowood Apartments
         Monroe, LA                                 93%        94%
      Vista Village Apartments
         El Paso, TX                                96%        98%
      The Towers of Westchester Park
         College Park, MD                           99%        98%

(1) The decrease in occupancy at Terrace Gardens, Scotchollow and Pathfinder Village is due to a weak economy in the property's market area.

(2) The decrease in occupancy at Buena Vista Apartments is primarily attributable to a decrease in tenant retention. Property management has implemented more effective lease management techniques which include staggering lease expiration dates.

(3) Casa de Monterey occupancy decreased due to tenants purchasing homes and/or vacating due to personal economic situations.

(4)   The  decrease  in  occupancy   at   Watergate   Apartments   is  primarily
      attributable to property management raising the qualifying conditions for prospective tenants in order to attract a more stable tenant population.

(5) The decrease in occupancy at The Bluffs and Crosswood Park are due to tenants purchasing homes due to low interest rates.

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

Results of Operations

The Venture recorded a net loss for the six months ended June 30, 2004 of approximately $4,635,000 compared to a net loss of approximately $3,107,000 for the corresponding period in 2003. For the three months ended June 30, 2004 the Venture recorded a net loss of approximately $2,466,000 as compared to a net loss of approximately $1,287,000 for the corresponding period in 2003. The increase in net loss for the three and six months ended June 30, 2004 is due to a decrease in total revenues and an increase in total expenses.

The decrease in total revenues for the six months ended June 30, 2004 is due to decreases in rental income and casualty gains partially offset by an increase in other income. The decrease in total revenues for the three months ended June 30, 2004 is due to decreases in rental income and casualty gains. The decrease in rental income is the result of the decrease in occupancy at twelve of the Venture's properties. These decreases more than offset the occupancy increases at three of the Venture's properties. Other income for the six months ended June 30, 2004 increased primarily due to an increase in lease cancellation fees offset by a decrease in late charges charged by the properties.

During the six months ended June 30, 2004, a net casualty gain of approximately $37,000 was recorded at Terrace Gardens Apartments. The casualty gain related to a winter ice storm, occurring in February 2004, which caused damage to 32 units at the property. The gain was the result of the receipt of insurance proceeds of approximately $65,000 offset by approximately $7,000 of undepreciated property improvements and replacements being written off and approximately $21,000 of emergency repairs made at the property.

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

For the three months and six months ended June 30, 2004, total expenses increased due to increases in operating, depreciation, interest and property tax expenses partially offset by a decrease in property management fees. General and administrative expenses remained relatively constant for the comparable periods. Operating expense increased due to an increase in property expense offset by a decrease in maintenance expense. Property expense increased due to an increase in salaries and related employee expenses at twelve of the Venture's properties and utilities at eight of the Venture's properties. Maintenance expense decreased due to a decrease in interior painting at six of the Venture's properties, contract services at seven of the Venture's properties and snow removal expense at The Towers of Westchester Park. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. The increase in interest expense is attributable to an increase in the amortization of the debt discount related to the mortgage participation liability partially offset by a decrease in interest on the senior and junior debt due to principal reduction payments. Property tax expense increased due to increases in the assessed value at Scotchollow, Chapelle Le Grande and The Towers of Westchester Park Apartments.

Included in general and administrative expenses for the six months ended June 30, 2004 and 2003 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Venture. Costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At June 30, 2004, the Venture had cash and cash equivalents of approximately $1,761,000 as compared to approximately $1,411,000 at June 30, 2003. Cash and cash equivalents remained constant for the six months ended June 30, 2004, from December 31, 2003. Cash and cash equivalents remained constant as a result of approximately $2,174,000 of cash provided by operating activities offset by approximately $1,035,000 and $1,139,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Venture's investment properties partially offset by advances from an affiliate. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrow accounts maintained by the mortgage lender partially offset by the receipt of insurance proceeds related to the casualty at Terrace Garden Apartments. The Venture invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Venture expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Venture's properties are detailed below.

The Venture is generally restricted to annual capital improvements of $300 per unit or approximately $ 888,000 for all of its properties. Such amount is equal to the required replacement reserve funding of the senior debt. As the Venture identifies properties which need additional capital improvements above $ 300 per unit, approval of the holders of the junior and senior debt is required due to the impact such expenditures have on the ability of the Venture to make required principal and interest payments out of the properties monthly cashflow on the junior debt. As such the Venture has identified approximately $ 5,200,000 of capital improvements that need to be made to the properties as a result of life safety issues, compliance with ADA requirements and general updating of the properties. Such amounts are included in the additional capital improvements expected to be completed for each property identified below.

North Park Apartments: The Venture completed approximately $72,000 in capital expenditures at North Park Apartments during the six months ended June 30, 2004, consisting primarily of floor covering and HVAC replacements, exterior painting and structural improvements. These improvements were funded from operating cash flow. The Venture evaluates the capital improvement needs of the property during the year and expects to complete an additional $266,000 in capital improvements during the remainder of 2004. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Chapelle Le Grande: The Venture completed approximately $20,000 in capital expenditures at Chapelle Le Grande during the six months ended June 30, 2004, consisting primarily of air conditioning upgrades and floor covering replacements. These improvements were funded from operating cash flow. The Venture evaluates the capital improvement needs of the property during the year and expects to complete an additional $24,000 in capital improvements during the remainder of 2004. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Terrace Gardens: The Venture completed approximately $31,000 in capital expenditures at Terrace Gardens during the six months ended June 30, 2004, consisting primarily of floor covering replacements. An additional $30,000 was spent during the six months ended June 30, 2004 consisting of building improvements associated with the ice storm that occurred in February 2004. These improvements were funded from operating cash flow, replacement reserves and insurance proceeds. The Venture evaluates the capital improvement needs of the property during the year and expects to complete an additional $62,000 in capital improvements during the remainder of 2004 and an additional $32,000 of capital improvements associated with the ice storm. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Forest Ridge Apartments: The Venture completed approximately $46,000 in capital expenditures at Forest Ridge Apartments during the six months ended June 30, 2004, consisting primarily of floor covering and water heater replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and expects to complete an additional $149,000 in capital improvements during the remainder of 2004. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Scotchollow: The Venture completed approximately $119,000 in capital expenditures at Scotchollow during the six months ended June 30, 2004, consisting primarily of plumbing fixture upgrades, structural improvements, floor covering replacements, fire safety equipment, and interior decoration. These improvements were funded from operating cash flow. The Venture evaluates the capital improvement needs of the property during the year and expects to complete an additional $794,000 in capital improvements during the remainder of 2004. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Pathfinder Village: The Venture completed approximately $84,000 in capital expenditures at Pathfinder Village during the six months ended June 30, 2004, consisting primarily of floor covering and appliance replacements, major landscaping and parking lot resurfacing. These improvements were funded from operating cash flow. The Venture evaluates the capital improvement needs of the property during the year and expects to complete an additional $280,000 in capital improvements during the remainder of 2004. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Buena Vista Apartments: The Venture completed approximately $10,000 in capital expenditures at Buena Vista Apartments during the six months ended June 30, 2004, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and expects to complete an additional $252,000 in capital improvements during the remainder of 2004. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Mountain View Apartments: The Venture completed approximately $67,000 in capital expenditures at Mountain View Apartments during the six months ended June 30, 2004, consisting primarily of floor covering and water heater replacements, plumbing fixture upgrades and roof replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and expects to complete an additional $464,000 in capital improvements during the remainder of 2004. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Crosswood Park: The Venture completed approximately $75,000 in capital expenditures at Crosswood Park during the six months ended June 30, 2004, consisting primarily of structural improvements, floor covering replacements and plumbing fixture upgrades. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and expects to complete an additional
$1,240,000 in capital improvements during the remainder of 2004. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Casa de Monterey: The Venture completed approximately $34,000 in capital expenditures at Casa de Monterey during the six months ended June 30, 2004, consisting primarily of floor covering replacements, plumbing upgrades and parking lot resurfacing. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and expects to complete an additional $139,000 in capital improvements during the remainder of 2004. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

The Bluffs: The Venture completed approximately $16,000 in capital expenditures at The Bluffs during the six months ended June 30, 2004, consisting primarily of floor covering replacements and major landscaping. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and expects to complete an additional $141,000 in capital improvements during the remainder of 2004. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Watergate Apartments: The Venture completed approximately $59,000 in capital expenditures at Watergate Apartments during the six months ended June 30, 2004, consisting primarily of plumbing fixture upgrades, floor covering and water heater replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and expects to complete an additional $97,000 in capital improvements during the remainder of 2004. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Shadowood Apartments: The Venture completed approximately $19,000 in capital expenditures at Shadowood Apartments during the six months ended June 30, 2004, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and expects to complete an additional $52,000 in capital improvements during the remainder of 2004. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

Vista Village Apartments: The Venture completed approximately $28,000 in capital expenditures at Vista Village Apartments during the six months ended June 30, 2004, consisting primarily of floor covering and water heater replacements and air conditioning upgrades. These improvements were funded from operating cash flow. The Venture evaluates the capital improvement needs of the property during the year and expects to complete an additional $321,000 in capital improvements during the remainder of 2004. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

The Towers of Westchester Park: The Venture completed approximately $106,000 in capital expenditures at Towers of Westchester Park during the six months ended June 30, 2004, consisting primarily of cabinet and air conditioning upgrades, structural improvements, parking lot resurfacing and floor covering replacements. These improvements were funded from operating cash flow. The Venture evaluates the capital improvement needs of the property during the year and expects to complete an additional $1,180,000 in capital improvements during the remainder of 2004. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property.

The Registrant's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The senior debt encumbering all of the properties totals approximately $100,823,000 and is being amortized over 25 years, with a balloon payment of $93,243,000 due January 2008. Not including the debt discount relating to the mortgage participation liability, the junior debt, which also matures January 2008, totals approximately $22,371,000 and requires monthly payments based upon monthly excess cash flow for each property. The Assignment Note and Long-Term Arrangement Fee Notes totaling approximately $42,060,000 are non-interest bearing and are subordinate to the senior and junior debt and are only payable from the proceeds of the sale or refinancing of the properties.

There were no cash distributions to the partners of either of the Ventures for the six months ended June 30, 2004 and 2003. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions. Future cash distributions are subject to the order of distributions as stipulated by the Venture's Plan of Reorganization. The source of future distributions will depend upon the levels of net cash generated from operations, the availability of cash reserves, and timing of debt maturities, refinancings and/or property sales. The Ventures' distribution policies are reviewed on a quarterly basis. There can be no assurance that the Partnerships will generate sufficient funds from operations, after required capital expenditures and the order of distributions as stipulated by the Venture's Plan of Reorganization, to permit any distributions to partners during the remainder of 2004 or subsequent periods.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Venture is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis except for advances made from an affiliate of the Managing General Partner. These advances bear interest at the prime rate plus three basis points. Based on interest rates at June 30, 2004, an increase or decrease of 100 basis points in market interest rates would not have a material impact on the Venture.

The following table summarizes the Venture's debt obligations at June 30, 2004. The interest rates represent the weighted-average rates. The fair value of the Venture's first mortgages, after discounting the scheduled loan payments to maturity, is approximately $106,927,000 at June 30, 2004. However, the Venture is precluded from refinancing the first mortgage until January 2007. The
Managing General Partner believes that it is not appropriate to use the Venture's incremental borrowing rate for the second mortgages, as there is currently no market in which the Venture could obtain similar financing. Therefore, the Managing General Partner considers estimation of fair value to be impracticable for this indebtedness.

                                                        Long-term Debt
                                                Principal       Weighted-average
                                             (in thousands)       Interest Rate

                  2004                            $ 903                  8.50%
                  2005                             2,022                 8.50%
                  2006                             2,201                 8.50%
                  2007                             2,403                 8.50%
                  2008                           115,665                 8.95%
                                                $123,194

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Venture's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  See Exhibit Index attached.

            b) Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                                    VMS NATIONAL PROPERTIES JOINT VENTURE
                                    (Venture)


                                    VMS National Residential Portfolio I


                                    By:   MAERIL, Inc.
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President



                                    VMS National Residential Portfolio II


                                    By:   MAERIL, Inc.
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 13, 2004

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

32.1                    Certification  Pursuant to 18 U.S.C.  Section  1350,
                        as  Adopted   Pursuant   to   Section   906  of  the
                        Sarbanes-Oxley Act of 2002.

Exhibit 11




                      VMS NATIONAL PROPERTIES JOINT VENTURE

                      CALCULATION OF NET LOSS PER INVESTOR
              (in thousands, except per partnership interest data)


                                                              For the Six Months
                                                                  Ended June 30,
                                                            2004          2003

VMS National Properties net loss                          $(4,635)       $(3,107)
  Portfolio I net loss                                         --             --
  Portfolio II net loss                                        --             --
        Combined net loss                                 $(4,635)       $(3,107)

Portfolio I allocation:
  70.69% VMS National Properties net loss                 $(3,277)       $(2,196)
  100.00% Portfolio I net loss                                 --             --
                                                          $(3,277)        $(2,196)

Net loss to general partner (2%)                           $ (66)         $ (44)

Net loss to limited partners (98%)                        $(3,211)       $(2,152)

Number of Limited Partner units                               644            644

Net loss per limited partnership interest                 $(4,986)       $(3,342)

Portfolio II allocation:
  29.31% VMS National Properties net loss                 $(1,358)       $ (911)
  100.00% Portfolio II net loss                                --             --
                                                          $(1,358)       $ (911)

Net loss to general partner (2%)                           $ (27)         $ (18)

Net loss to limited partners (98%)                        $(1,331)       $ (893)

Number of Limited Partner units                               267            267

Net loss per limited partnership interest                 $(4,985)       $(3,345)


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

Date:  August 13, 2004
                                          /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice  President  of MAERIL,
                                          Inc.,   equivalent  of  the  chief
                                          executive officer of the Venture

Exhibit 31.2


                                  CERTIFICATION


I, Stephen B. Waters, certify that:


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

Date:  August 13, 2004

                                          /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice  President  of MAERIL,  Inc.,
                                          equivalent of the chief  financial
                                          officer of the Venture

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of VMS National Properties Joint Venture (the "Venture"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Venture, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Venture, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Venture.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Venture for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.