Form 10-Q
period 2004-09-30
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2004-11-15
CIK 789089

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 Form 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004

                                       or

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                             COMBINED BALANCE SHEETS
                                 (in thousands)


                                                           September 30,  December 31,
                                                                2004          2003
                                                            (Unaudited) (Note)
Assets:
  Cash and cash equivalents                                   $ 1,695        $ 1,761
  Receivables and deposits                                       2,348          1,709
  Restricted escrows                                             1,023            896
  Other assets                                                     796            585
  Investment properties:
   Land                                                         13,404         13,404
   Buildings and related personal property                     153,878        152,044
                                                               167,282        165,448
   Less accumulated depreciation                              (117,717)      (112,389)
                                                                49,565         53,059
                                                              $ 55,427      $ 58,010
Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                            $ 1,086        $ 1,154
  Tenant security deposit liabilities                              849            849
  Accrued property taxes                                           983            600
  Other liabilities                                                785            821
  Accrued interest                                                 699            798
  Due to affiliate (Note D)                                      5,978          4,190
  Mortgage notes payable, including $22,243 and $22,521
   due to an affiliate at September 30, 2004 and
   December 31, 2003, respectively (Note D)                    122,615        124,242
  Mortgage participation liability (Note C)                     17,919         13,732
  Notes payable (Note B)                                        42,060         42,060
  Deferred gain on extinguishment of debt (Note B)              42,225         42,225

Partners' Deficit                                             (179,772)      (172,661)
                                                              $ 55,427      $ 58,010

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

           See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                    (in thousands, except per interest data)


                                           Three Months Ended        Nine Months Ended
                                              September 30,            September 30,
                                            2004        2003         2004         2003
Revenues:
  Rental income                           $ 7,171      $ 7,293      $20,908      $22,015
  Other income                                584          579        1,737        1,710
  Casualty gain (Note E)                        9           --           46          115
      Total revenues                        7,764        7,872       22,691       23,840

Expenses:
  Operating                                 3,123        2,875        8,607        8,155
  Property management fee to an
    affiliate                                 303          315          894          950
  General and administrative                  140          141          435          441
  Depreciation                              1,773        1,730        5,351        5,229
  Interest                                  4,330        4,196       12,876       12,530
  Property taxes                              571          461        1,639        1,488
       Total expenses                      10,240        9,718       29,802       28,793

Net loss                                  $(2,476)     $(1,846)     $(7,111)     $(4,953)

Net loss allocated to general
  partners (2%)                            $ (49)       $ (37)      $ (142)       $ (99)
Net loss allocated to limited
  partners (98%)                           (2,427)      (1,809)      (6,969)      (4,854)

                                          $(2,476)     $(1,846)     $(7,111)     $(4,953)
Net loss per limited partnership interest:
    Portfolio I (644 interests
      issued and outstanding)             $(2,663)     $(1,986)     $(7,649)     $(5,328)
    Portfolio II (267 interests
      issued and outstanding)             $(2,667)     $(1,985)     $(7,652)     $(5,330)

           See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                                   (Unaudited)
                                 (in thousands)



                                       VMS National Residential Portfolio I
                                                 Limited Partners
                                                                  Limited
                         General    Accumulated   Subscription    Partners'
                         Partners     Deficit        Notes          Total        Total

Partners' deficit at
  December 31, 2003      $(3,742)    $(117,311)      $ (502)      $(117,813)   $(121,555)

Net loss for the
  nine months ended
  September 30, 2004        (100)       (4,926)          --          (4,926)      (5,026)

Partners' deficit at
  September 30, 2004     $(3,842)    $(122,237)      $ (502)      $(122,739)   $(126,581)


                                      VMS National Residential Portfolio II
                                                Limited Partners
                                                                         Limited
                         General    Accumulated  Subscription    Partners'
                         Partners     Deficit        Notes         Total        Total

Partners' deficit at
  December 31, 2003      $(1,566)    $ (49,212)     $ (328)      $ (49,540)   $ (51,106)

Net loss for the
  nine months ended
  September 30, 2004         (42)       (2,043)          --         (2,043)      (2,085)

Partners' deficit at
  September 30, 2004     $(1,608)    $ (51,255)     $ (328)      $ (51,583)   $ (53,191)

Combined total           $(5,450)    $(173,492)     $ (830)      $(174,322)   $(179,772)

           See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2004       2003
Cash flows from operating activities:
  Net loss                                                      $(7,111)     $(4,953)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                 5,351        5,229
     Amortization of discounts                                    4,187        3,758
     Casualty gain                                                  (46)        (115)
     Change in accounts:
      Receivables and deposits                                     (660)        (279)
      Other assets                                                 (211)        (447)
      Accounts payable                                             (289)         303
      Tenant security deposit liabilities                            --          (19)
      Due to affiliate                                              283          215
      Accrued property taxes                                        383          338
      Accrued interest                                            1,520          944
      Other liabilities                                             (36)          (5)
        Net cash provided by operating activities                 3,371        4,969

Cash flows from investing activities:
  Property improvements and replacements                         (1,643)      (2,254)
  Net (deposits to) withdrawals from restricted escrows            (127)          56
  Net insurance proceeds                                             74          160
        Net cash used in investing activities                    (1,696)      (2,038)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (3,246)      (4,170)
  Advances from (payments to) an affiliate                        1,505           (3)
        Net cash used in financing activities                    (1,741)      (4,173)

Net decrease in cash and cash equivalents                           (66)      (1,242)
Cash and cash equivalents at beginning of period                  1,761        2,809
Cash and cash equivalents at end of period                      $ 1,695      $ 1,567

Supplemental disclosure of cash flow information:
  Cash paid for interest, including approximately $363
   and $1,114 paid to an affiliate                              $ 6,890      $ 7,623

Supplemental disclosure of non-cash activity:
  Accrued interest added to mortgage notes payable              $ 1,619       $ 809

At September 30, 2004 and December 31, 2003 accounts payable and property improvements and replacements were adjusted by approximately $551,000 and $330,000, respectively.

Included in property  improvements  and  replacements  for the nine months ended
September 30, 2003 are approximately $104,000 of improvements which were included in accounts payable at December 31, 2002.

           See Accompanying Notes to Combined Financial Statements


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited combined financial statements of VMS National Properties Joint Venture (the "Venture" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results which may be expected for the year ending December 31, 2004. For further information, refer to the combined financial statements and footnotes thereto included in the Venture's Annual Report on Form 10-K for the year ended December 31, 2003. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

At September 30, 2004 and December 31, 2003, the $38,810,000 Assignment Note is non-interest bearing and is payable only after payment of debt of higher priority, including the senior and junior mortgage notes payable. Pursuant to Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Assignment Note, the Long-Term Loan Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. Interest expense was being recognized through the amortization of the discount which became fully amortized in January 2000.

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

The Venture has recorded the estimated fair value of the participation feature as a mortgage participation liability of approximately $36,518,000. During the nine months ended September 30, 2004 and 2003, the Venture amortized approximately $4,187,000 and $3,758,000, respectively, of the mortgage participation debt discount which is included in interest expense. The related mortgage participation debt discount at September 30, 2004 and December 31, 2003 was approximately $18,599,000 and $22,786,000, respectively. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties. These fair values were determined using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors. The Managing General Partner evaluates the fair value of the participation feature on an annual basis or as circumstances dictate that it should be analyzed.

Note D - Transactions with Affiliated Parties

The Venture has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Venture activities. The Revised and Amended Asset Management Agreement provides for (i) certain payments to affiliates for real estate advisory services and asset management of the Venture's retained properties for an annual compensation of $300,000, adjusted annually by the consumer price index and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Venture up to $100,000 per annum.

Asset management fees of approximately $243,000 and $241,000 were earned and paid to affiliates of the Managing General Partner for the nine months ended September 30, 2004 and 2003, respectively. These fees are included in general and administrative expense.

Affiliates of the Managing General Partner are entitled to receive a percentage of the gross receipts from all of the Venture's properties as compensation for providing property management services. The Venture paid to such affiliates approximately $894,000 and $950,000 for the nine months ended September 30, 2004 and 2003, respectively, which are included in property management fee expense.

Affiliates of the Managing General Partner charged the Venture reimbursements of accountable administrative expenses amounting to approximately $75,000 for each of the nine month periods ended September 30, 2004 and 2003. These expenses are included in general and administrative expense. At September 30, 2004, approximately $8,000 of reimbursements were accrued by the Venture and are included in due to affiliate on the accompanying combined balance sheet.

During the nine months ended September 30, 2004 and 2003, the Venture paid fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $54,000 and $68,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties and are included in investment properties.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $93,000 for each of the nine month periods ended September 30, 2004 and 2003. These expenses are included in operating expense.

At September 30, 2004 and December 31, 2003, the Venture owed loans of approximately $5,111,000 and $3,606,000 to an affiliate of the Managing General Partner plus accrued interest thereon of approximately $859,000 and $508,000, respectively, which are included in due to affiliate on the combined balance sheets. These loans were made in accordance with the Joint Venture Agreement and accrue interest at the prime rate plus 3% (7.75% at September 30, 2004). The Venture recognized interest expense of approximately $278,000 and $215,000 during the nine months ended September 30, 2004 and 2003, respectively.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At September 30, 2004 and December 31, 2003, the outstanding balance of approximately $79,000 is included in other liabilities.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the bankruptcy plan. There were no property dispositions for which proceeds were received during either of the nine month periods ended September 30, 2004 or 2003.

The junior debt of approximately $22,243,000 and $22,521,000 at September 30, 2004 and December 31, 2003, respectively, is held by an affiliate of the Managing General Partner. The monthly principal and interest payments are based on monthly excess cash flow for each property, as defined in the mortgage agreement. During the nine months ended September 30, 2004 and 2003, the Venture recognized interest expense of approximately $1,846,000 and $1,916,000, respectively.

The Venture insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Venture insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2004 and 2003, the Venture was charged by AIMCO and its affiliates approximately $434,000 and $474,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note E - Casualty Gain

During the nine months ended September 30, 2004, a net casualty gain of approximately $46,000 was recorded at Terrace Gardens Apartments. The casualty gain related to a winter ice storm, occurring in February 2004, which caused damage to 32 units at the property. The gain was the result of the receipt of insurance proceeds of approximately $74,000 offset by approximately $7,000 of undepreciated property improvements and replacements being written off and approximately $21,000 of emergency repairs made at the property.

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

Note F - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004, the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Venture's consolidated financial condition or results of operations.

The Venture is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Venture's combined financial condition or results of operations.

Note G - Subsequent Event

On November 2, 2004, the Venture, the holder of the senior debt and Aimco Properties, L.P. ("AIMCO"), which is also the holder of the junior debt, agreed that AIMCO would loan up to approximately $6,440,000 to the Venture (the "New Mezzanine Loan") to fund capital improvements that need to be made to the Venture's properties as a result of life safety issues, compliance with ADA requirements and general updating of the properties. The New Mezzanine Loan bears interest at a rate of prime plus 3% with unpaid interest being compounded monthly. The Venture, the holder of the senior debt and AIMCO also agreed that cash flow that would otherwise be used to repay the junior debt will instead be used to repay the New Mezzanine Loan, until such time as the New Mezzanine Loan and all accrued interest thereon is paid in full. The Venture's Managing General Partner is of the opinion that this transaction will reduce the amount of the junior debt amortized prior to its maturity by an amount at least equal to the principal and interest on the New Mezzanine Loan, and will reduce the ultimate payment received by holders of outstanding Bankruptcy Claims (see Note C - Participating Mortgage Note) by a similar amount.

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

Average occupancy rates for the nine months ended September 30, 2004 and 2003, for all of the Venture's properties are as follows:

                                                   Average Occupancy
      Property                                      2004       2003

      North Park Apartments
         Evansville, IN                             95%        95%
      Chapelle Le Grande
         Merrillville, IN                           96%        95%
      Terrace Gardens (4)
         Omaha, NE                                  85%        88%
      Forest Ridge Apartments
         Flagstaff, AZ                              92%        90%
      Scotchollow (1)
         San Mateo, CA                              81%        92%
      Pathfinder Village
         Fremont, CA                                90%        91%
      Buena Vista Apartments (2)
         Pasadena, CA                               94%        97%
      Mountain View Apartments
         San Dimas, CA                              94%        94%
      Crosswood Park (1)
         Citrus Heights, CA                         88%        94%
      Casa de Monterey (3)
         Norwalk, CA                                93%        96%
      The Bluffs (5)
         Milwaukie, OR                              88%        93%
      Watergate Apartments (4)
         Little Rock, AR                            82%        95%
      Shadowood Apartments
         Monroe, LA                                 94%        95%
      Vista Village Apartments
         El Paso, TX                                96%        98%
      The Towers of Westchester Park
         College Park, MD                           99%        98%

(1) The decrease in occupancy at Scotchollow and Crosswood Park is due to a weak economy in the property's market area.

(2) The decrease in occupancy at Buena Vista Apartments is primarily attributable to a decrease in tenant retention and roof repairs to 3 units resulting in the units being unavailable for most of the nine months ending September 30, 2004. Property management has implemented more effective lease management techniques which include staggering lease expiration dates. The roof repairs have been completed and the units are now being leased.

(3) Casa de Monterey occupancy decreased due to tenants purchasing homes and/or vacating due to personal economic situations.

(4) The decrease in occupancy at Terrace Gardens and Watergate Apartments is primarily attributable to property management raising the qualifying conditions for prospective tenants in order to attract a more stable tenant population.

(5) The decrease in occupancy at The Bluffs Apartments is due to tenants purchasing homes due to low interest rates.

The Venture's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Venture, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Venture from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Venture from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Venture such as the local economic climate and weather, can adversely or positively affect the Venture's financial results.

Results of Operations

The Venture recorded a net loss for the nine months ended September 30, 2004 of approximately $7,111,000 compared to a net loss of approximately $4,953,000 for the corresponding period in 2003. For the three months ended September 30, 2004 the Venture recorded a net loss of approximately $2,476,000 as compared to a net loss of approximately $1,846,000 for the corresponding period in 2003. The increase in net loss for the three and nine months ended September 30, 2004 is due to a decrease in total revenues and an increase in total expenses.

The decrease in total revenues for the nine months ended September 30, 2004 is due to decreases in rental income and casualty gains partially offset by an increase in other income. The decrease in total revenues for the three months ended September 30, 2004 is due to a decrease in rental income partially offset by an increase in both other income and casualty gains. The decrease in rental income for both periods is the result of the decrease in occupancy at ten of the Venture's properties. These decreases more than offset the occupancy increases at three of the Venture's properties. Other income increased for both periods primarily due to increases in lease cancellation fees and utility reimbursements offset by a decrease in late charges charged by the properties.

During the nine months ended September 30, 2004, a net casualty gain of approximately $46,000 was recorded at Terrace Gardens Apartments. The casualty gain related to a winter ice storm, occurring in February 2004, which caused damage to 32 units at the property. The gain was the results of the receipt of insurance proceeds of approximately $74,000 offset by approximately $7,000 of undepreciated property improvements and replacements being written off and approximately $21,000 of emergency repairs made at the property.

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

During the nine months ended September 30, 2003 a net casualty gain of approximately $50,000 was recorded at Pathfinder Village Apartments. The casualty gain related to fire damage occurring in February 2003, which caused damage to five units at the property. The gain was the result of the receipt of insurance proceeds of approximately $82,000 offset by approximately $17,000 of undepreciated property improvements and replacements being written off and approximately $15,000 of emergency repairs made at the property.

For the three and nine months ended September 30, 2004, total expenses increased due to increases in operating, depreciation, interest and property tax expenses partially offset by a decrease in property management fees. General and administrative expenses remained relatively constant for the comparable periods. Operating expenses increased due to increases in advertising, property and maintenance expenses. Advertising expense increased as a result of increased promotions and various advertising costs in an effort to increase occupancy at the properties. Property expenses increased due to increases in salaries and related employee expenses at twelve of the Venture's properties and utilities at ten of the Venture's properties. Maintenance expense increased due to an increase in contract services at six of the Venture's properties and repairs at most of the properties. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. The increase in interest expense is attributable to an increase in the amortization of the debt discount related to the mortgage participation liability partially offset by a decrease in interest on the senior and junior debt due to principal reduction payments. Property tax expense increased due to the increases in the assessed value at nine of the Venture's properties. Property management fees decreased as a result of the decrease in rental income on which such fees are based.

Included in general and administrative expenses for the nine months ended September 30, 2004 and 2003 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Venture. Costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At  September  30,  2004,   the  Venture  had  cash  and  cash   equivalents  of
approximately $1,695,000 as compared to approximately $1,567,000 at September 30, 2003. Cash and cash equivalents decreased approximately $66,000 for the nine months ended September 30, 2004, from December 31, 2003. The decrease in cash and cash equivalents is the result of approximately $1,741,000 and $1,696,000 of cash used in financing and investing activities, respectively, which is partially offset by approximately $3,371,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Venture's investment properties partially offset by advances from an affiliate. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrow accounts maintained by the mortgage lender partially offset by the receipt of insurance proceeds related to the casualty at Terrace Garden Apartments. The Venture invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Venture expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Venture's properties are detailed below.

The Venture is generally restricted to annual capital improvements of $300 per unit or approximately $ 888,000 for all of its properties. Such amount is equal to the required replacement reserve funding of the senior debt. As the Venture identifies properties which need additional capital improvements above $ 300 per unit, approval of the holders of the junior and senior debt is required due to the impact such expenditures have on the ability of the Venture to make required principal and interest payments out of the properties monthly cashflow on the junior debt. As such the Venture has identified approximately $6,440,000 of capital improvements that need to be made to the properties as a result of life safety issues, compliance with ADA requirements and general updating of the properties. Such improvements are expected to be completed during the remainder of 2004 and into 2005 and are included in the additional capital improvements expected to be completed for each property identified below. On November 2, 2004, the Venture, the holder of the senior debt and Aimco Properties, L.P. ("AIMCO"), which is also the holder of the junior debt, agreed that AIMCO would loan up to approximately $6,440,000 to the Venture (the "New Mezzanine Loan") to fund the above mentioned capital improvements that need to be made to the Venture's properties. The New Mezzanine Loan bears interest at a rate of prime plus 3% with unpaid interest being compounded monthly. The Venture, the holder of the senior debt and AIMCO also agreed that cash flow that would otherwise be used to repay the junior debt will instead be used to repay the New Mezzanine Loan, until such time as the New Mezzanine Loan and all accrued interest thereon is paid in full. The Venture's Managing General Partner is of the opinion that this transaction will reduce the amount of the junior debt amortized prior to its maturity by an amount at least equal to the principal and interest on the New Mezzanine Loan, and will reduce the ultimate payment received by holders of outstanding Bankruptcy Claims (see Item 1. Financial Statements, Note C - Participating Mortgage Note) by a similar amount.

North Park Apartments: The Venture completed approximately $399,000 in capital expenditures at North Park Apartments during the nine months ended September 30, 2004, consisting primarily of floor covering and roof replacements, exterior painting, vinyl siding, and HVAC and balcony replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and expects that only necessary improvements will be made during the remainder of 2004 in order to maintain occupancy at the property. Capital improvements associated with life safety issues, compliance with ADA requirements and general updating of the property of approximately $316,000 are expected to be completed during the remainder of 2004 and into 2005 and will be funded with proceeds from the New Mezzanine Loan referred to above.

Chapelle Le Grande: The Venture completed approximately $29,000 in capital expenditures at Chapelle Le Grande during the nine months ended September 30, 2004, consisting primarily of air conditioning upgrades and floor covering replacements. These improvements were funded from operating cash flow. The Venture evaluates the capital improvement needs of the property during the year and expects that only necessary improvements will be made during the remainder of 2004 in order to maintain occupancy at the property. Capital improvements associated with life safety issues, compliance with ADA requirements and general updating of the property of approximately $17,000 are expected to be completed during the remainder of 2004 and into 2005 and will be funded with proceeds from the New Mezzanine Loan referred to above.

Terrace Gardens: The Venture completed approximately $94,000 in capital expenditures at Terrace Gardens during the nine months ended September 30, 2004, consisting primarily of vinyl siding and gutter and floor covering replacements. An additional $62,000 was spent during the nine months ended September 30, 2004 consisting of building improvements associated with the ice storm that occurred in February 2004. These improvements were funded from operating cash flow, replacement reserves and insurance proceeds. The Venture evaluates the capital improvement needs of the property during the year and expects that only necessary improvements will be made during the remainder of 2004 in order to maintain occupancy at the property. Capital improvements associated with life safety issues, compliance with ADA requirements and general updating of the property of approximately $87,000 are expected to be completed during the remainder of 2004 and into 2005 and will be funded with proceeds from the New Mezzanine Loan referred to above.

Forest Ridge Apartments: The Venture completed approximately $86,000 in capital expenditures at Forest Ridge Apartments during the nine months ended September 30, 2004, consisting primarily of floor covering, appliance and water heater replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and expects that only necessary improvements will be made during the remainder of 2004 in order to maintain occupancy at the property. Capital improvements associated with life safety issues, compliance with ADA requirements and general updating of the property of approximately $146,000 are expected to be completed during the remainder of 2004 and into 2005 and will be funded with proceeds from the New Mezzanine Loan referred to above.

Scotchollow: The Venture completed approximately $213,000 in capital expenditures at Scotchollow during the nine months ended September 30, 2004, consisting primarily of structural and plumbing improvements, floor covering and appliance replacements, fire safety equipment, and interior decoration. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and expects that only necessary improvements will be made during the remainder of 2004 in order to maintain occupancy at the property. Capital improvements associated with life safety issues, compliance with ADA requirements and general updating of the property of approximately $527,000 are expected to be completed during the remainder of 2004 and into 2005 and will be funded with proceeds from the New Mezzanine Loan referred to above.

Pathfinder Village: The Venture completed approximately $190,000 in capital expenditures at Pathfinder Village during the nine months ended September 30, 2004, consisting primarily of floor covering and appliance replacements, major landscaping and parking lot resurfacing. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and expects that only necessary improvements will be made during the remainder of 2004 in order to maintain occupancy at the property. Capital improvements associated with life safety issues, compliance with ADA requirements and general updating of the property of approximately $260,000 are expected to be completed during the remainder of 2004 and into 2005 and will be funded with proceeds from the New Mezzanine Loan referred to above.

Buena Vista Apartments: The Venture completed approximately $78,000 in capital expenditures at Buena Vista Apartments during the nine months ended September 30, 2004, consisting primarily of floor covering and roof replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and expects that only necessary improvements will be made during the remainder of 2004 in order to maintain occupancy at the property. Capital improvements associated with life safety issues, compliance with ADA requirements and general updating of the property of approximately $269,000 are expected to be completed during the remainder of 2004 and into 2005 and will be funded with proceeds from the New Mezzanine Loan referred to above.

Mountain View Apartments: The Venture completed approximately $131,000 in capital expenditures at Mountain View Apartments during the nine months ended September 30, 2004, consisting primarily of floor covering, water heater and HVAC replacements, plumbing fixture upgrades and roof replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and expects that only necessary improvements will be made during the remainder of 2004 in order to maintain occupancy at the property. Capital improvements associated with life safety issues, compliance with ADA requirements and general updating of the property of approximately $719,000 are expected to be completed during the remainder of 2004 and into 2005 and will be funded with proceeds from the New Mezzanine Loan referred to above.

Crosswood Park: The Venture completed approximately $127,000 in capital expenditures at Crosswood Park during the nine months ended September 30, 2004, consisting primarily of structural improvements, floor covering replacements and water and sewer upgrades. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and expects that only necessary improvements will be made during the remainder of 2004 in order to maintain occupancy at the property. Capital improvements associated with life safety issues, compliance with ADA requirements and general updating of the property of approximately $963,000 are expected to be completed during the remainder of 2004 and into 2005 and will be funded with proceeds from the New Mezzanine Loan referred to above.

Casa de Monterey: The Venture completed approximately $41,000 in capital expenditures at Casa de Monterey during the nine months ended September 30, 2004, consisting primarily of floor covering replacements, plumbing fixture upgrades and parking lot resurfacing. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and expects that only necessary improvements will be made during the remainder of 2004 in order to maintain occupancy at the property. Capital improvements associated with life safety issues, compliance with ADA requirements and general updating of the property of approximately $145,000 are expected to be completed during the remainder of 2004 and into 2005 and will be funded with proceeds from the New Mezzanine Loan referred to above.

The Bluffs: The Venture completed approximately $27,000 in capital expenditures at The Bluffs during the nine months ended September 30, 2004, consisting primarily of floor covering replacements and major landscaping. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and expects to complete an additional $14,000 in capital improvements during the remainder of 2004. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property. Capital improvements associated with life safety issues, compliance with ADA requirements and general updating of the property of approximately $160,000 are expected to be completed during the remainder of 2004 and into 2005 and will be funded with proceeds from the New Mezzanine Loan referred to above.

Watergate Apartments: The Venture completed approximately $131,000 in capital expenditures at Watergate Apartments during the nine months ended September 30, 2004, consisting primarily of interior painting, plumbing fixture upgrades, floor covering, appliance and water heater replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and expects that only necessary improvements will be made during the remainder of 2004 in order to maintain occupancy at the property. Capital improvements associated with life safety issues, compliance with ADA requirements and general updating of the property of approximately $418,000 are expected to be completed during the remainder of 2004 and into 2005 and will be funded with proceeds from the New Mezzanine Loan referred to above.

Shadowood Apartments: The Venture completed approximately $32,000 in capital expenditures at Shadowood Apartments during the nine months ended September 30, 2004, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and expects that only necessary improvements will be made during the remainder of 2004 in order to maintain occupancy at the property. Capital improvements associated with life safety issues, compliance with ADA requirements and general updating of the property of approximately $72,000 are expected to be completed during the remainder of 2004 and into 2005 and will be funded with proceeds from the New Mezzanine Loan referred to above.

Vista Village Apartments: The Venture completed approximately $44,000 in capital expenditures at Vista Village Apartments during the nine months ended September 30, 2004, consisting primarily of floor covering, appliance and water heater replacements and air conditioning upgrades. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and expects to complete an additional $22,000 in capital improvements during the remainder of 2004.
Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as debt restrictions, replacement reserves and anticipated cash flow generated by the property. Capital improvements associated with life safety issues, compliance with ADA requirements and general updating of the property of approximately $785,000 are expected to be completed during the remainder of 2004 and into 2005 and will be funded with proceeds from the New Mezzanine Loan referred to above.

The Towers of Westchester Park: The Venture completed approximately $180,000 in capital expenditures at Towers of Westchester Park during the nine months ended September 30, 2004, consisting primarily of swimming pool, electrical and air conditioning upgrades, structural improvements, parking lot resurfacing and floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property during the year and expects that only necessary improvements will be made during the remainder of 2004 in order to maintain occupancy at the property. Capital improvements associated with life safety issues, compliance with ADA requirements and general updating of the property of approximately $1,556,000 are expected to be completed during the remainder of 2004 and into 2005 and will be funded with proceeds from the New Mezzanine Loan referred to above.

The Registrant's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The senior debt encumbering all of the properties totals approximately $100,372,000 and is being amortized over 25 years, with a balloon payment of $93,243,000 due January 2008. Not including the debt discount relating to the mortgage participation liability, the junior debt, which also matures January 2008, totals approximately $22,243,000 and requires monthly payments based upon monthly excess cash flow for each property. The Assignment Note and Long-Term Arrangement Fee Notes totaling approximately $42,060,000 are non-interest bearing and are subordinate to the senior and junior debt and are only payable from the proceeds of the sale or refinancing of the properties.

There were no cash distributions to the partners of either of the Ventures for the nine months ended September 30, 2004 and 2003. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions. Future cash distributions are subject to the order of distributions as stipulated by the Venture's Plan of Reorganization. The source of future distributions will depend upon the levels of net cash generated from operations, the availability of cash reserves, and timing of debt maturities, refinancings and/or property sales. The Ventures' distribution policies are reviewed on a quarterly basis. There can be no assurance that the Partnerships will generate sufficient funds from operations, after required capital expenditures and the order of distributions as stipulated by the Venture's Plan of Reorganization, to permit any distributions to partners during the remainder of 2004 or subsequent periods.

Other

As a result of tender offers, AIMCO and its affiliates currently own 119 units of limited partnership interest in Portfolio I representing 18.48% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 20.48%. AIMCO and its affiliates currently own 67.42 units of limited partnership interest in Portfolio II representing 25.25% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 27.25%. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 22.47% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Venture in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Venture Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Venture, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The combined financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Venture to make estimates and assumptions. The Venture believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Venture is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis except for advances made from an affiliate of the Managing General Partner. These advances bear interest at the prime rate plus three basis points. Based on interest rates at September 30, 2004, an increase or decrease of 100 basis points in market interest rates would not have a material impact on the Venture.

The following table summarizes the Venture's debt obligations at September 30, 2004. The interest rates represent the weighted-average rates. The fair value of the Venture's first mortgages, after discounting the scheduled loan payments to maturity, is approximately $106,078,000 at September 30, 2004. However, the Venture is precluded from refinancing the first mortgage until January 2007. The Managing General Partner believes that it is not appropriate to use the Venture's incremental borrowing rate for the second mortgages, as there is currently no market in which the Venture could obtain similar financing. Therefore, the Managing General Partner considers estimation of fair value to be impracticable for this indebtedness.


                                                        Long-term Debt
                                                Principal          Weighted-average
                                             (in thousands)          Interest Rate
                  2004                            $ 453                  8.50%
                  2005                             2,022                 8.50%
                  2006                             2,201                 8.50%
                  2007                             2,403                 8.50%
                  2008                           115,536                 8.95%
                                                $122,615

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004, the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Venture's combined financial condition or results of operations.

ITEM 6.     EXHIBITS

            See Exhibit Index attached.

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


                                    Date: November 12, 2004

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

           32.1 Certification Pursuant to 18 U.S.C. Section 1350, as
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                                  Act of 2002.

Exhibit 11




                      VMS NATIONAL PROPERTIES JOINT VENTURE

                      CALCULATION OF NET LOSS PER INVESTOR
              (in thousands, except per partnership interest data)


                                                             For the Nine Months
                                                             Ended September 30,
                                                            2004          2003

VMS National Properties net loss                          $(7,111)       $(4,953)
  Portfolio I net loss                                         --             --
  Portfolio II net loss                                        --             --
        Combined net loss                                 $(7,111)       $(4,953)

Portfolio I allocation:
  70.69% VMS National Properties net loss                 $(5,026)       $(3,501)
  100.00% Portfolio I net loss                                 --             --
                                                          $(5,026)       $(3,501)

Net loss to general partner (2%)                           $ (100)        $ (70)

Net loss to limited partners (98%)                        $(4,926)       $(3,431)

Number of Limited Partner units                               644            644

Net loss per limited partnership interest                 $(7,649)       $(5,328)

Portfolio II allocation:
  29.31% VMS National Properties net loss                 $(2,085)       $(1,452)
  100.00% Portfolio II net loss                                --             --
                                                          $(2,085) $(1,452)

Net loss to general partner (2%)                           $ (42)         $ (29)

Net loss to limited partners (98%)                        $(2,043)       $(1,423)

Number of Limited Partner units                               267            267

Net loss per limited partnership interest                 $(7,652)       $(5,330)

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

Date:  November 12, 2004
                                          /s/Martha L. Long
                                          Martha L. Long
                                          Senior  Vice  President  of  MAERIL,
                                          Inc.,   equivalent   of  the   chief
                                          executive officer of the Venture

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

Date:  November 12, 2004

                                          /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice  President  of  MAERIL,   Inc.,
                                          equivalent  of the  chief  financial
                                          officer of the Venture

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of VMS National Properties Joint Venture (the "Venture"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Venture, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Venture, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Venture.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Venture for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.