Form 10-K
period 2004-12-31
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2005-03-31
CIK 789089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the fiscal year ended December 31, 2004

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

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2004. No market exists for the limited partnership interests of the Venture, and, therefore, no aggregate market value can be determined.

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

The Venture originally acquired 51 residential apartment complexes located throughout the United Sates. At December 31, 2004, 34 of the Venture's properties had been foreclosed and two had been sold. The Venture continues to own and operate the remaining 15 residential apartment complexes (see "Item 2. Description of Properties").

The Managing General Partner seeks to maximize the operating results and, ultimately, the net realizable value of each of the Venture's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Venture intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

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

Laws benefiting disabled persons may result in the Venture's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Venture's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Venture's properties are substantially in compliance with the present requirements, the Venture may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Venture's properties. The effect that future terrorist activities or threats of such activities could have on the Venture's operations is uncertain and unpredictable. If the Venture were to incur a loss at a property as a result of an act of terrorism, the Venture could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Venture has purchased insurance to cover acts of terrorism. The Managing General Partner does not anticipate that these costs will have a negative effect on the Venture's combined financial condition or results of operations.

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

A further description of the Venture's business is included in "Management's Discussion and Analysis of Financial Condition and Results of Operation" included in "Item 7" of this Form 10-K.

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

(1) All properties are fee ownership, each subject to a first mortgage and other than Mountain View Apartments, a second mortgage.

Schedule of Properties

Set forth below for each of the Venture's properties is the gross carrying value, accumulated depreciation, method of depreciation, depreciable life and Federal tax basis.

                              Gross
                            Carrying  Accumulated               Depreciable     Federal
Property                      Value   Depreciation    Method        Life       Tax Basis
                                (in thousands)                               (in thousands)

North Park Apartments       $ 11,589    $ 8,639         SL        5-30 yrs      $ 1,582
Chapelle Le Grande             5,302       3,998        SL        5-30 yrs          553
Terrace Gardens                7,221       4,995        SL        5-30 yrs        1,562
Forest Ridge Apartments       10,074       7,429        SL        5-30 yrs        1,567
Scotchollow                   31,914      22,038        SL        5-30 yrs        6,403
Pathfinder Village            19,586      12,644        SL        5-30 yrs        5,797
Buena Vista Apartments         6,588       4,551        SL        5-30 yrs        1,322
Mountain View Apartments      12,032       7,640        SL        5-30 yrs        2,353
Crosswood Park                10,780       7,292        SL        5-30 yrs        2,495
Casa de Monterey               9,261       6,603        SL        5-30 yrs        1,777
The Bluffs                     4,871       3,801        SL        5-30 yrs          461
Watergate Apartments           8,061       5,987        SL        5-30 yrs        1,185
Shadowood Apartments           4,791       3,691        SL        5-30 yrs          509
Vista Village Apartments       7,654       5,617        SL        5-30 yrs        1,226
Towers of Westchester Park    19,139      14,584        SL        5-30 yrs        2,632

                            $168,863    $119,509                                $31,424

See "Note A" of the Notes to the Combined Financial Statements included in "Item 8" for a description of the Venture's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Venture's properties.

                                 Principal      Principal                 Principal
                                 Balance At     Balance At                 Balance
                                December 31,   December 31,   Period       Due At
           Property                 2004           2003      Amortized    Maturity
                                      (in thousands)                   (in thousands)
North Park Apartments
   1st mortgage                   $ 5,750        $ 5,856      25 yrs       $ 5,376
   2nd mortgage                      2,446          2,248       (A)          (A)
Chapelle Le Grande
   1st mortgage                      2,955          3,005     25 yrs         2,759
   2nd mortgage                      1,205          1,141       (A)          (A)
Terrace Gardens
   1st mortgage                      4,083          4,159     25 yrs         3,818
   2nd mortgage                      1,421          1,305       (A)          (A)
Forest Ridge Apartments
   1st mortgage                      5,434          5,533     25 yrs         5,073
   2nd mortgage                        566            663       (A)          (A)
Scotchollow
   1st mortgage                     26,834         27,326     25 yrs        25,054
   2nd mortgage                      8,861          8,029       (A)          (A)
Pathfinder Village
   1st mortgage                     12,380         12,626     25 yrs        11,576
   2nd mortgage                      2,816          2,639       (A)          (A)
Buena Vista Apartments
   1st mortgage                      4,562          4,646     25 yrs         4,260
   2nd mortgage                         62            445       (A)          (A)
Mountain View Apartments
   1st mortgage                      6,592          6,713     25 yrs         6,154
   2nd mortgage (B)                     --            275       (A)          (A)
Crosswood Park
   1st mortgage                      5,120          5,215     25 yrs         4,788
   2nd mortgage                        299            458       (A)          (A)
Casa de Monterey
   1st mortgage                      3,772          3,847     25 yrs         3,479
   2nd mortgage                        268            496       (A)          (A)
The Bluffs
   1st mortgage                      3,429          3,492     25 yrs         3,202
   2nd mortgage                      1,349          1,232       (A)          (A)
Watergate Apartments
   1st mortgage                      2,665          2,718     25 yrs         2,492
   2nd mortgage                        840            768       (A)          (A)
Shadowood Apartments
   1st mortgage                      2,074          2,109     25 yrs         1,936
   2nd mortgage                         88            234       (A)          (A)
Vista Village Apartments
   1st mortgage                      3,059          3,111     25 yrs         2,856
   2nd mortgage                      1,215          1,103       (A)          (A)
Towers of Westchester Park
   1st mortgage                     11,160         11,365     25 yrs        10,420
   2nd mortgage                        687          1,485       (A)          (A)

      Totals                      $121,992       $124,242                  $93,243

Interest rates are 8.50% and 10.84% for the fixed rate first and second mortgages, respectively. All notes mature January 1, 2008.

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

(B)   Second mortgage loan was satisfied in 2004.

Rental Rates and Occupancy

The following table sets forth the average annual rental rates and occupancy for 2004 and 2003 for each property.

                                        Average Annual               Average
                                    Rental Rates Per Unit           Occupancy
 Property                              2004         2003        2004        2003

 North Park Apartments               $ 6,254       $ 5,973       93%         95%
 Chapelle Le Grande                    8,512         8,428       95%         96%
 Terrace Gardens                       9,192         9,314       86%         88%
 Forest Ridge Apartments (1)           7,864         7,859       92%         89%
 Scotchollow (2)                      14,542        15,689       82%         90%
 Pathfinder Village                   14,463        15,448       91%         90%
 Buena Vista Apartments               16,246        15,938       95%         97%
 Mountain View Apartments             15,266        14,642       95%         94%
 Crosswood Park (2)                   11,219        10,742       88%         94%
 Casa de Monterey (3)                 11,433        10,999       93%         96%
 The Bluffs (4)                        6,908         7,133       90%         93%
 Watergate Apartments (5)              7,641         7,417       84%         94%
 Shadowood Apartments                  7,368         6,936       93%         95%
 Vista Village Apartments              6,458         6,230       96%         98%
 Towers of Westchester Park           13,592        13,151       99%         98%

(1) The increase in occupancy at Forest Ridge Apartments is due to an improvement in the economy in the Arizona market.

(2) The decrease in occupancy at Scotchollow and Crosswood Park is due to a weak economy in the respective property's market area.

(3) The decrease in occupancy at Casa de Monterey is due to tenants purchasing homes and/or vacating due to personal economic situations.

(4) The decrease in occupancy at The Bluffs Apartments is due to tenants purchasing homes due to low interest rates.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for each property were as follows:

                                         2004             2004
                                        Taxes             Rate
                                    (in thousands)

North Park Apartments                    $184             2.16%
Chapelle Le Grande                         90             2.62%
Terrace Gardens                            97             2.16%
Forest Ridge Apartments                    90             9.22%
Scotchollow                               400             1.35%
Pathfinder Village                        237             1.43%
Buena Vista Apartments                     82             1.28%
Mountain View Apartments                  140             1.29%
Crosswood Park                            137             1.11%
Casa de Monterey                          110             1.27%
The Bluffs                                 72             1.41%
Watergate Apartments                       64             6.34%
Shadowood Apartments                       40            11.20%
Vista Village Apartments                  116             3.21%
Towers of Westchester Park                261             1.39%

Capital Improvements

The Venture is generally restricted to annual capital improvements of $300 per unit or approximately $888,000 for all of its properties. Such amount is equal to the required replacement reserve funding of the senior debt. As the Venture identifies properties which need additional capital improvements above $300 per unit, approval of the holders of the junior and senior debt is required due to the impact such expenditures have on the ability of the Venture to make required principal and interest payments out of the properties monthly cashflow on the junior debt. As such the Venture has identified approximately $6,440,000 of capital improvements that need to be made to the properties as a result of life safety issues, compliance with ADA requirements and general updating of the properties. Such improvements are expected to be completed during 2005 and are included in the additional capital improvements expected to be completed for each property identified below. On November 2, 2004, the Venture, the holder of the senior debt and AIMCO Properties, L.P., which is also the holder of the junior debt, agreed that AIMCO Properties, L.P. would loan up to approximately $6,440,000 to the Venture (the "New Mezzanine Loan") to fund the above mentioned capital improvements that need to be made to the Venture's properties. The New Mezzanine Loan bears interest at a rate of prime plus 3% with unpaid interest being compounded monthly. The Venture, the holder of the senior debt and AIMCO Properties, L.P. also agreed that cash flow that would otherwise be used to repay the junior debt will instead be used to repay the New Mezzanine Loan, until such time as the New Mezzanine Loan and all accrued interest thereon is paid in full. The Venture's Managing General Partner believes that the payment of such amounts to reduce the New Mezzanine Loan instead of the junior debt will reduce the amount of the junior debt amortized prior to its maturity (therefore increasing the amount due) by an amount at least equal to the principal and interest on the New Mezzanine Loan, the effect of which will be to reduce the ultimate payment received by holders of outstanding Bankruptcy Claims (see Item
8. Financial Statements, Note D - Participating Mortgage Note) by a similar amount.

North Park Apartments: The Venture completed approximately $535,000 in capital expenditures at North Park Apartments during the year ended December 31, 2004, consisting primarily of floor covering and roof replacements, exterior painting, vinyl siding, fence upgrades and HVAC and balcony replacements. These improvements were funded from operating cash flow, replacement reserves and loans from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding requirement on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Chapelle Le Grande: The Venture completed approximately $45,000 in capital expenditures at Chapelle Le Grande during the year ended December 31, 2004, consisting primarily of air conditioning upgrades and floor covering replacements. These improvements were funded from operating cash flow. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding requirement on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Terrace Gardens: The Venture completed approximately $110,000 in capital expenditures at Terrace Gardens during the year ended December 31, 2004, consisting primarily of building upgrades, vinyl siding and gutter and floor covering replacements. An additional $62,000 was spent during the year ended December 31, 2004 consisting of building improvements associated with the ice storm that occurred in February 2004. These improvements were funded from operating cash flow, replacement reserves and insurance proceeds. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding requirement on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Forest Ridge Apartments: The Venture completed approximately $219,000 in capital expenditures at Forest Ridge Apartments during the year ended December 31, 2004, consisting primarily of structural improvements, appliance, gutter and floor covering replacements. These improvements were funded from operating cash flow, replacement reserves and loans from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding requirement on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Scotchollow: The Venture completed approximately $444,000 in capital expenditures at Scotchollow during the year ended December 31, 2004, consisting primarily of structural improvements, floor covering and appliance replacements, fire safety equipment, interior decoration, interior painting and water and sewer upgrades. These improvements were funded from operations, replacement reserves and loans from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding requirement on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Pathfinder Village: The Venture completed approximately $350,000 in capital expenditures at Pathfinder Village during the year ended December 31, 2004, consisting primarily of roof, appliance and floor covering replacements, interior decoration and major landscaping. These improvements were funded from operating cash flow, replacement reserves and loans from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding requirement on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Buena Vista Apartments: The Venture completed approximately $150,000 in capital expenditures at Buena Vista Apartments during the year ended December 31, 2004, consisting primarily of floor covering and roof replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding requirement on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Mountain View Apartments: The Venture completed approximately $228,000 in capital expenditures at Mountain View Apartments during the year ended December 31, 2004, consisting primarily of floor covering, roof, water heater and HVAC replacements, plumbing fixtures upgrades and structural improvements. These improvements were funded from operating cash flow, replacement reserves and loans from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding requirement on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Crosswood Park: The Venture completed approximately $312,000 in capital expenditures at Crosswood Park during the year ended December 31, 2004, consisting primarily of structural improvements and balcony, appliance and floor covering replacements. These improvements were funded from operating cash flow, replacement reserves and loans from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding requirement on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Casa de Monterey: The Venture completed approximately $62,000 in capital expenditures at Casa de Monterey during the year ended December 31, 2004, consisting primarily of floor covering replacements, plumbing fixture upgrades and parking lot resurfacing. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding requirement on capital improvements during 2005 in addition to the amounts identified in the below schedule.

The Bluffs: The Venture completed approximately $46,000 in capital expenditures at The Bluffs during the year ended December 31, 2004, consisting primarily of roof and floor replacements, major landscaping, fire safety equipment and water and sewer upgrades. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding requirement on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Watergate Apartments: The Venture completed approximately $306,000 in capital expenditures, including the aforementioned capital expenditures, at Watergate
Apartments during the year ended December 31, 2004, consisting primarily of interior painting, roof, siding, balcony and floor covering replacements, major landscaping, plumbing fixture and water and sewer upgrades. These improvements were funded from operating cash flow, replacement reserves and loans from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding requirement on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Shadowood Apartments: The Venture completed approximately $34,000 in capital expenditures at Shadowood Apartments during the year ended December 31, 2004, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding requirement on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Vista Village Apartments: The Venture completed approximately $151,000 in capital expenditures at Vista Village Apartments during the year ended December 31, 2004, consisting primarily of floor covering, appliance and water heater replacements and air conditioning upgrades. These improvements were funded from operating cash flow, replacement reserves and loans from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding requirement on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Towers of Westchester Park: The Venture completed approximately $396,000 in capital expenditures at Towers of Westchester Park during the year ended December 31, 2004, consisting primarily of swimming pool, electrical and air conditioning upgrades, structural improvements, parking lot resurfacing, floor covering and appliance replacements, exterior painting and plumbing fixture upgrades. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding requirement on capital improvements during 2005 in addition to the amounts identified in the below schedule.

The following schedule summarizes the $6,440,000 of capital improvements that were identified during 2004 as needing to be made to the properties as a result of life safety issues, compliance with ADA requirements and general updating of the properties. As discussed above these improvements will be funded with proceeds from the New Mezzanine Loan. The amounts indicated as having been incurred during 2004 related to these approved improvements are included in the amounts discussed above for each respective property.

                                               Costs Incurred     Cost to be
                              Total Cost of       Through          Incurred
          Property            Improvements   December 31, 2004    During 2005

North Park Apartments        $  316,000      $   298,000        $   18,000
Chapelle Le Grande               17,000               --            17,000
Terrace Gardens                  87,000           36,000            51,000
Forest Ridge Apartments         146,000           41,000           105,000
Scotchollow                     527,000           81,000           446,000
Pathfinder                      260,000           62,000           198,000
Buena Vista Apartments          269,000          103,000           166,000
Mountain View Apartments        719,000           64,000           655,000
Crosswood Park                  963,000           78,000           885,000
Casa de Monterey                145,000            9,000           136,000
The Bluffs                      160,000           11,000           149,000
Watergate Apartments            418,000           38,000           380,000
Shadowood Apartments             72,000            3,000            69,000
Vista Village Apartments        785,000           99,000           686,000
Towers of Westchester Park    1,556,000          123,000         1,433,000
                             $6,440,000       $1,046,000        $5,394,000

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing is currently underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Venture's combined financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The unitholders of the Ventures did not vote on any matter during the quarter ended December 31, 2004.
                                     PART II

Item 5.     Market for the Venture's Common Equity and Related Stockholders
            Matters

From the period October 26, 1984, through June 16, 1985, Portfolio I and Portfolio II sold a total of 912 Limited Venture Interests at a price of $150,000 per Limited Venture Interest, for a total of $136,800,000. As of December 31, 2004 and 2003, there were 665 holders of record of Portfolio I and 257 holders of record of Portfolio II, owning 644 and 267 units, respectively. As of December 31, 2002, there were 665 holders of record of Portfolio I and 258 holders of record of Portfolio II, owning a total of 644 and 267 units, respectively. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no cash distributions to the partners of either of the Ventures for the years ended December 31, 2004, 2003 or 2002. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions. Future cash distributions are subject to the order of distributions as stipulated by the Venture's plan of Reorganization (see "Item 8. Financial Statements and Supplementary Data, Note A" for further details of the order of distribution). The source of future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Venture's distribution policies are reviewed on a quarterly basis. In light of the junior debt requiring payments based on cash flow and the additional capital expenditures required at the Venture's properties as well as the payments due under the Venture's Plan of Reorganization, it is not expected that there will be sufficient funds to be distributed to the Venture's partners in the foreseeable future. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

As a result of tender offers, AIMCO and its affiliates currently own 119 units of limited partnership interest in Portfolio I representing 18.48% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 20.48% at December 31, 2004. AIMCO and its affiliates currently own 67.42 units of limited partnership interest in Portfolio II representing 25.25% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 27.25% at December 31, 2004. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 22.47% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Venture in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Venture Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Venture, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6. Selected Financial Data (in thousands, except per interest data):

                                 2004        2003        2002         2001         2000
Total revenues from rental
  operations                   $ 30,574    $ 31,531    $ 32,471     $ 33,249    $ 31,015


Net loss                       $ (8,491)   $ (7,134)   $ (4,573)    $ (2,910)     $ (40)

Net loss per limited
  Venture interest
  Portfolio    I    -    644   $ (9,134)   $ (7,674)   $ (4,921)    $ (3,130)     $ (43)
interests

  Portfolio    II   -    267   $ (9,135)   $ (7,674)   $ (4,918)    $ (3,131)     $ (45)
interests

Total assets                   $ 55,279    $ 58,010    $ 62,731     $ 68,919    $ 68,879

Mortgage loans and notes       $171,387    $170,492    $174,062     $178,940    $179,809

The above selected financial data should be read in conjunction with the combined financial statements and the related notes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Results from Operations

2004 compared with 2003

The Venture recorded a net loss for the twelve months ended December 31, 2004 of approximately $8,491,000 compared to a net loss for the twelve months ended December 31, 2003 of approximately $7,134,000 (see "Item 8. Financial Statements and Supplemental Data Note I - Income Taxes" for a reconciliation of these amounts to the Venture's federal taxable loss). The increase in net loss for this twelve month period is due to a decrease in total revenues and an increase in total expenses.

For the twelve months ended December 31, 2004 as compared to December 31, 2003 the decrease in total revenues is due to decreases in rental income and casualty gains partially offset by an increase in other income. The decrease in rental income is the result of the decrease in occupancy at eleven of the properties along with decreases in average annual rental rates at Scotchollow, Pathfinder Village, Terrace Gardens and The Bluffs. These decreases more than offset the occupancy increases at four of the properties. Other income increased primarily due to increases in utility reimbursements and lease cancellation fees offset by a decrease in late charges by the properties.

During the twelve months ended December 31, 2004, the Venture recorded a net casualty gain of approximately $45,000 at Terrace Garden Apartments. The casualty gain related to a winter ice storm, occurring in February 2004, which caused damage to 32 units at the property. The gain was the result of the receipt of insurance proceeds of approximately $74,000 offset by approximately $8,000 of undepreciated property improvements and replacements being written off and approximately $21,000 of emergency repairs made at the property.

During the twelve months ended December 31, 2003, the Venture recorded a net casualty gain of approximately $164,000. The casualty gain resulted from fires at both Shadowood and Pathfinder Village Apartments. In September 2002 a fire at Shadowood Apartments caused damage to eight units at the property. A net casualty gain of approximately $65,000 was recorded in relation to this fire. The gain was the result of the receipt of insurance proceeds of approximately $78,000 offset by approximately $13,000 of undepreciated property improvements and replacements being written off.

In February 2003, a fire at Pathfinder Village Apartments caused damage to five units at the property. A net casualty gain of approximately $99,000 was recorded in relation to this fire. The gain was a result of the receipt of insurance proceeds of approximately $118,000 offset by approximately $19,000 of undepreciated property improvements and replacements being written off.

Total expenses for the twelve month period ended December 31, 2004 as compared to December 31, 2003 increased due to increases in operating, depreciation, and property tax expenses partially offset by decreases in general and administrative, property management fees and interest expense. Operating expense increased due to increases in advertising, property and maintenance expenses. Advertising expense increased as a result of increased promotions and various advertising costs in an effort to increase occupancy at the properties. Property expenses increased due to increases in salaries and related employee expenses at twelve of the Venture's properties and utilities at eleven of the Venture's properties. Maintenance expense increased due to an increase in contract services at six of the Venture's properties and repairs at most of the properties. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. The decrease in interest expense is attributable to a decrease in interest on the senior and junior debt due to principal reduction payments and a decrease in the amortization of the debt discount related to the mortgage participation liability, as a result of a change in estimate discussed below, partially offset by an increase in interest charged on advances from an affiliate of the Managing General Partner. Property tax expense increased due to the increases in assessed value at ten of the Venture's properties. Property management fees decreased as a result of the decreases in rental income on which such fees are based.

General and administrative expense decreased for the year ended December 31, 2004 due to a decrease in the costs associated with the annual tax return. Also included are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with the management of the Venture. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

2003 Compared with 2002

The Venture recorded a net loss for the twelve months ended December 31, 2003 of approximately $7,134,000 compared to a net loss for the twelve months ended December 31, 2002 of approximately $4,573,000 (see "Item 8. Financial Statements and Supplemental Data, Note I - Income Taxes" for a reconciliation of these amounts to the Venture's federal taxable loss). The increase in net loss for this twelve month period was due to a decrease in total revenues and an increase in total expenses.

For the twelve months ended December 31, 2003 as compared to December 31, 2002 the decrease in total revenues was due to decreases in rental income and casualty gains partially offset by an increase in other income. The decrease in rental income was the result of the decrease in occupancy at five of the properties along with decreases in average annual rates at Scotchollow and Pathfinder Village. These decreases more than offset the occupancy increases at Watergate Apartments, Vista Village Apartments, Chapelle le Grande and Crosswood Park Apartments. Other income increased primarily due to increases in various fees charged by the properties.

During the twelve months ended December 31, 2003, the Venture recorded a net casualty gain of approximately $164,000. The casualty gain resulted from fires at both Shadowood and Pathfinder Village Apartments. In September 2002 a fire at Shadowood Apartments caused damage to eight units at the property. A net casualty gain of approximately $65,000 was recorded in relation to this fire. The gain was the result of the receipt of insurance proceeds of approximately $78,000 offset by approximately $13,000 of undepreciated property improvements and replacements being written off.

In February 2003, a fire at Pathfinder Village Apartments caused damage to five units at the property. A net casualty gain of approximately $99,000 was recorded in relation to this fire. The gain was a result of the receipt of insurance proceeds of approximately $118,000 offset by approximately $19,000 of undepreciated property improvements and replacements being written off.

Total expenses for the twelve month period ended December 31, 2003 as compared to December 31, 2002 increased due to increases in operating and depreciation expenses partially offset by decreases in interest expense and property management fees. Property tax and general and administrative expenses remained relatively constant for the comparable periods. Operating expense increased due to increases in advertising, property, administrative, insurance and maintenance expenses. Advertising expense increased due to increased usage of the internet for advertising purposes. Property expenses increased due to increases in natural gas and other utility costs and salaries and other related employee expenses partially offset by decreases in lease renewal incentives and courtesy patrol costs primarily at Towers of Westchester Park. Administrative expenses increased due to an increase in the usage of temporary labor at Scotchollow and Crosswood Park Apartments and legal costs related to normal business at Scotchollow and the payment of environmental fines of approximately $55,000 at Casa de Monterey Apartments related to lead-based paint disclosures that were omitted from the property's lease agreements. Hazard insurance premiums increased at all of the Venture's investment properties. Some of the properties have suffered casualties which have additionally increased their insurance premiums. Maintenance expenses increased due primarily to increases in yard and ground work and plumbing and fixture repairs at many of the Venture's investment properties. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. The decrease in interest expense was attributable to a decrease in interest on the senior and junior debt due to principal reduction payments partially offset by an increase in the amortization of the debt discount related to the mortgage participation liability. Property management fees decreased due to the decrease in rental income on which these fees are based.

Liquidity and Capital Resources

At December 31, 2004, the Venture had cash and cash equivalents of approximately $2,064,000 as compared to approximately $1,761,000 at December 31, 2003, an increase of approximately $303,000. The increase in cash and cash equivalents is a result of approximately $5,003,000 of cash provided by operating activities partially offset by approximately $1,632,000 and $3,068,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Venture's investment properties partially offset by advances from an affiliate. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrow accounts maintained by the mortgage lender partially offset by the receipt of insurance proceeds related to the casualty at Terrace Garden Apartments. The Venture invests its working capital reserves in interest bearing accounts.

In December 2002, an affiliate of the Managing General Partner loaned approximately $3,000 to cover operating expenses at Pathfinder Village. This amount was repaid during the first quarter of 2003. In addition, during the year ended December 31, 2004 and in December 2001, an affiliate of the Managing General Partner loaned the Venture's investment properties approximately $2,742,000 and $3,605,000, respectively, to cover expenses and capital expenditures required at all of the properties. In accordance with the terms of the Venture Agreement, interest is charged on these loans at the prime rate plus 3% (8.25% at December 31, 2004). At December 31, 2004 and 2003, the balance of the loans and accrued interest on the loans was approximately $7,335,000 and $4,186,000, respectively. Interest expense amounted to approximately $407,000, $287,000 and $290,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Certain affiliates of the former general partners may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the Venture's 1993 bankruptcy plan. There were no property dispositions for which proceeds were received during the years ended December 31, 2004, 2003 or 2002.

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

The Venture is generally restricted to annual capital improvements of $300 per unit or approximately $888,000 for all of its properties. Such amount is equal to the required replacement reserve funding of the senior debt. As the Venture identifies properties which need additional capital improvements above $300 per unit, approval of the holders of the junior and senior debt is required due to the impact such expenditures have on the ability of the Venture to make required principal and interest payments out of the properties monthly cashflow on the junior debt. As such the Venture has identified approximately $6,440,000 of capital improvements that need to be made to the properties as a result of life safety issues, compliance with ADA requirements and general updating of the properties. Such improvements are expected to be completed during 2005 and are included in the additional capital improvements expected to be completed for each property, see Item 2. Capital Improvements. On November 2, 2004, the Venture, the holder of the senior debt and AIMCO Properties, L.P., which is also the holder of the junior debt, agreed that AIMCO Properties, L.P. would loan up to approximately $6,440,000 to the Venture (the "New Mezzanine Loan") to fund the above mentioned capital improvements that need to be made to the Venture's properties. The New Mezzanine Loan bears interest at a rate of prime plus 3% with unpaid interest being compounded monthly. The Venture, the holder of the senior debt and AIMCO Properties, L.P. also agreed that cash flow that would otherwise be used to repay the junior debt will instead be used to repay the New Mezzanine Loan, until such time as the New Mezzanine Loan and all accrued interest thereon is paid in full. The Venture's Managing General Partner believes that the payment of such amounts to reduce the New Mezzanine Loan instead of the junior debt will reduce the amount of the junior debt amortized prior to its maturity (therefore increasing the amount due) by an amount at least equal to the principal and interest on the New Mezzanine Loan, the effect of which will be to reduce the ultimate payment received by holders of outstanding Bankruptcy Claims (see Item 8. Financial Statements, Note D - Participating Mortgage Note) by a similar amount.

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

Both on a short-term and long-term basis, the Managing General Partner monitors the rental market environment of each of the investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Venture from increases in expenses all of which have an impact on the Venture's liquidity. The Venture's assets are thought to be sufficient for any short-term needs (exclusive of capital improvements, as discussed above and below) of the Venture. The Senior Debt encumbering all of the properties totals approximately $99,869,000 and is being amortized over 25 years, with a balloon payment of $93,243,000 due January 2008. The Junior Debt, which also matures January 2008, totals approximately $22,123,000 and requires monthly payments based upon monthly excess cash flow for each property. Per the Junior Debt Agreements, excess cash flow is defined as revenue generated from the operation of a property less (1) operating expenses of the property, (2) the debt service payment for the Senior Loan, (3) tax and insurance reserve deposit, and (4) replacement reserve deposit. The Venture anticipates that cash flow is sufficient to meet the operating needs of the Venture as well as the requirements of the Senior Debt with any excess cash flow being utilized to meet the requirements of the Junior Debt.

The Venture is also obligated under (i) purchase money subordinated note (the "Assignment Note") payable to the VMS/Stout Venture, an affiliate of the former general partner, which was issued in exchange for the assignment by the VMS/Stout Venture of its interest in the contract of sale to the Venture and
(ii) an unsecured, nonrecourse promissory note (the "Long-Term Loan Agreement Fee Note") payable to the VMS/Stout Venture as consideration for arranging long-term financing. The Assignment Note is collateralized by the pledge from Portfolio I and Portfolio II of their respective interests in the Venture. The Assignment Note and Long-Term Arrangement Fee Notes had an outstanding principal balance at December 31, 2004 totaling approximately $42,060,000 are non-interest bearing and are subordinate to the senior and junior debt.

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

The Venture has recorded the estimated fair value of the participation feature as a mortgage participation liability of approximately $32,009,000 and $36,518,000 for the years ended December 31, 2004 and 2003, respectively. The Managing General Partner reevaluated the fair value of the participation feature during the year ended December 31, 2004 and concluded that the fair value of the participation feature should be reduced by approximately $4,509,000. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties. These fair values were determined using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors. The reduction in the fair values of the participation feature is attributable to an increase in the estimated value of the junior loans and advances from the Managing General Partner that will be due at maturity partially offset by an increase in the estimated fair value of the collateral properties. During the years ended December 31, 2004 and 2003, the Venture amortized approximately $4,822,000 and $5,079,000, respectively, of the mortgage participation debt discount which is included in interest expense. The related mortgage participation debt discount at December 31, 2004 and 2003 was approximately $13,455,000 and $22,786,000, respectively.

There were no cash distributions to the partners of either of the Ventures for the years ended December 31, 2004, 2003 or 2002. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions. Future cash distributions are subject to the order of distributions as stipulated by the Venture's plan of Reorganization (see "Item 8. Financial Statements and Supplementary Data, Note A" for further details of the order of distribution). The source of future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Ventures distribution policies are reviewed on a quarterly basis. In light of the junior debt requiring payments based on cash flow and the additional capital expenditures required at the Venture's properties as well as the payments due under the Venture's Plan of Reorganization, it is not expected that there will be sufficient funds to be distributed to the Venture's partners in the foreseeable future.

As a result of tender offers, AIMCO and its affiliates currently own 119 units of limited partnership interest in Portfolio I representing 18.48% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 20.48% at December 31, 2004. AIMCO and its affiliates currently own 67.42 units of limited partnership interest in Portfolio II representing 25.25% at December 31, 2004 of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 27.25%. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 22.47% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Venture in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Venture Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Venture, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Venture's significant accounting policies is included in "Note A - Organization and Summary of Significant Accounting Policies" which is included in the combined financial statements in "Item 8. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Venture to provide readers of the financial statements with useful and reliable information about the Venture's operating results and financial condition. The preparation of combined financial statements in conformity with accounting principles generally accepted in the United States requires the Venture to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Venture's accounting policies in many areas. The Venture believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Venture generally leases apartment units for twelve-month terms or less. The Venture will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Venture evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

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

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Venture is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis except for advances made from an affiliate of the Managing General Partner. These advances bear interest at the prime rate plus three basis points. Based on interest rates at December 31, 2004, an increase or decrease of 100 basis points in market interest rates would not have a material impact on the Venture.

The following table summarizes the Venture's debt obligations at December 31, 2004. The interest rates represent the weighted-average rates. The fair value of the Venture's first mortgages, after discounting the scheduled loan payments to maturity, is approximately $104,744,000 at December 31, 2004. However, the Venture is precluded from refinancing the first mortgages until January 2007. The Managing General Partner believes that it is not appropriate to use the Venture's incremental borrowing rate for the second mortgages, as there is currently no market in which the Venture could obtain similar financing. Therefore, the Managing General Partner considers estimation of fair value to be impracticable for this indebtedness. The Managing General Partner does not believe that there have been any material changes in market risk exposure between the current year and the preceding year.

                                                     Long-term Debt
                                          Principal             Weighted-average
                                       (in thousands)             Interest Rate

              2005                         $ 1,972                    8.50%
              2006                           2,201                    8.50%
              2007                           2,403                    8.50%
              2008                         115,416                    8.95%
                                          $121,992

As principal payments for the junior loans are based upon monthly cash flow, all principal is assumed to be repaid at maturity.

Item 8.     Financial Statements and Supplementary Data


LIST OF COMBINED FINANCIAL STATEMENTS


      Report of Independent Registered Public Accounting Firm

      Combined Balance Sheets - Years ended December 31, 2004 and 2003

      Combined Statements of Operations - Years ended December 31, 2004, 2003 and 2002

      Combined Statements of Changes in Partners' Deficit - Years ended December 31, 2004, 2003 and 2002

      Combined Statements of Cash Flows - Years ended December 31, 2004, 2003 and 2002

      Notes to Combined Financial Statements

           Report of Independent Registered Public Accounting Firm


The Partners
VMS National Properties Joint Venture


We have audited the accompanying combined balance sheets of VMS National Properties Joint Venture as of December 31, 2004 and 2003, and the related combined statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Venture's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Venture's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of VMS National Properties Joint Venture at December 31, 2004 and 2003, and the combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 21, 2005

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                             COMBINED BALANCE SHEETS
                                 (in thousands)

                                                                  December 31,
                                                               2004          2003
Assets:
   Cash and cash equivalents                                 $ 2,064        $ 1,761
   Receivables and deposits                                     2,009          1,709
   Restricted escrows                                           1,115            896
   Other assets                                                   737            585
   Investment properties (Notes B and H):
     Land                                                      13,404         13,404
     Buildings and related personal property                  155,459        152,044
     Less accumulated depreciation                           (119,509)      (112,389)
                                                               49,354         53,059
                                                             $ 55,279      $ 58,010
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                          $ 1,328        $ 1,154
   Tenant security deposits liabilities                           855            849
   Accrued property taxes                                         695            600
   Other liabilities                                              827            821
   Accrued interest                                               560            798
   Due to affiliate (Note F)                                    7,335          4,190
   Mortgage notes payable, including $22,123 due to
     an affiliate at 2004 and $22,521 at 2003 (Note B)        121,992        124,242
   Notes payable (Note C)                                      42,060         42,060
   Deferred gain on extinguishment of debt (Note A)            42,225         42,225
   Mortgage participation liability (Note D)                   18,554         13,732

Partners' Deficit                                            (181,152)      (172,661)
                                                             $ 55,279      $ 58,010

           See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF OPERATIONS
          (in thousands, except per limited partnership interest data)


                                                     For The Years Ended December 31,
                                                      2004         2003        2002
Revenues:
  Rental income                                     $ 28,189     $29,054      $29,692
  Other income                                         2,340       2,313        2,266
  Casualty gains (Note E)                                 45         164          513
       Total revenues                                 30,574      31,531       32,471

Expenses:
  Operating                                           11,613      11,094        9,523
  Property management fees to an affiliate             1,201       1,253        1,289
  General and administrative                             541         594          596
  Depreciation                                         7,147       6,984        6,769
  Interest, including approximately $8,512,
    $7,903 and $7,884 to an affiliate                 16,383      16,732       16,877
  Property taxes                                       2,180       2,008        1,990
       Total expenses                                 39,065      38,665       37,044

Net loss (Note I)                                   $ (8,491)    $(7,134)     $(4,573)

Net loss allocated to general partners (2%)          $ (170)      $ (143)      $ (91)

Net loss allocated to limited partners (98%)          (8,321)     (6,991)      (4,482)

                                                    $ (8,491)    $(7,134)     $(4,573)
Net loss per limited partnership interest:
  Portfolio I (644 interests issued and
    outstanding)                                    $ (9,134)    $(7,674)     $(4,921)
  Portfolio II (267 interests issued and
    outstanding)                                    $ (9,135)    $(7,674)     $(4,918)

           See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

             COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                 (in thousands)

                                               VMS National Residential Portfolio I
                                                          Limited Partners
                                       General    Accumulated Subscription
                                       Partner     Deficit      Notes       Total      Total

Partners' deficit at December 31,
2001                                  $(3,577)    $(109,200)    $ (502)   $(109,702) $(113,279)
Net loss for the year ended
  December 31, 2002                     (64)        (3,169)         --    (3,169)    (3,233)

Partner's deficit at December 31,
2002                                   (3,641)    (112,369)       (502) (112,871)  (116,512)
Net loss for the year ended
  December 31, 2003
                                        (101)      (4,942)         --      (4,942)    (5,043)
Partners' deficit at December 31,
2003                                   (3,742)    (117,311)       (502)   (117,813)  (121,555)
Net loss for the year ended
  December 31, 2004
                                        (120)      (5,882)         --      (5,882)    (6,002)
Partners' deficit at December 31,
2004                                  $(3,862)    $(123,193)    $ (502)   $(123,695) $(127,557)


                                               VMS National Residential Portfolio II
                                                          Limited Partners
                                       General    Accumulated Subscription
                                       Partner     Deficit      Notes       Total      Total

Partners' deficit at December 31,      $(1,497)    $(45,850)    $ (328)  $(46,178) $ (47,675)
2001
Net loss for the year ended
  December 31, 2002                        (27)      (1,313)       --      (1,313)    (1,340)

Partner's deficit at December 31,
2002                                      (1,524)   (47,163)     (328)    (47,491)   (49,015)
Net loss for the year ended
  December 31, 2003                        (42)     (2,049)       --       (2,049)    (2,091)

Partners' deficit at December 31,
2003                                     (1,566)   (49,212)       (328)   (49,540)   (51,106)
Net loss for the year ended
  December 31, 2004                        (50)    (2,439)          --     (2,439)   (2,489)

Partners' deficit at December 31,
2004                                     $(1,616) $(51,651)     $ (328)   (51,979)   (53,595)
Combined partners' deficit at
  December 31, 2004                    $(5,478)   $(174,844)    $ (830)$(175,674) $(181,152)


           See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          For The Years Ended December 31,
                                                           2004          2003         2002

Cash flows from operating activities:
  Net loss                                                $(8,491)     $(7,134)     $(4,573)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                           7,147        6,984        6,769
     Amortization of mortgage discounts                     4,822        5,079        4,562
     Casualty gain                                            (45)        (164)        (513)
     Change in accounts:
      Receivables and deposits                               (321)          45         (135)
      Other assets                                           (152)        (207)         (70)
      Accounts payable                                       (353)         509         (560)
      Tenant security deposit liabilities                       6          (44)        (120)
      Accrued interest                                      1,886        1,032          757
      Accrued property taxes                                   95           (3)          34
      Due to affiliate                                        403          291          291
      Other liabilities                                         6           (1)         461
         Net cash provided by operating activities          5,003        6,387        6,903

Cash flows from investing activities:
  Property improvements and replacements                   (2,923)      (2,786)      (4,187)
  Insurance proceeds received                                  74          196          656
  Net (deposits to) withdrawals from restricted
    escrows                                                  (219)         (47)         611
         Net cash used in investing activities             (3,068)      (2,637)      (2,920)

Cash flows from financing activities:
  Payments on mortgage notes payable                       (4,374)      (4,795)      (6,225)
  Advances from (payments to) an affiliate                  2,742           (3)           3
      Net cash used in financing activities                (1,632)      (4,798)      (6,222)
Net increase (decrease) in cash and cash
  equivalents                                                 303       (1,048)      (2,239)
Cash and cash equivalents at beginning of year              1,761        2,809        5,048
Cash and cash equivalents at end of year                  $ 2,064      $ 1,761      $ 2,809

Supplemental disclosure of cash flow information:
  Cash paid for interest, including approximately
   $465, $1,600, and $1,984 paid to an affiliate          $ 9,262      $10,346      $11,268

Supplemental disclosure of non-cash information:
  Accrued interest added to mortgage notes payable        $ 2,124       $ 937       $ 1,053
  Property improvements and replacements included
   in accounts payable and other liabilities               $ 857        $ 330         $ 25

           See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                December 31, 2004

Note A - Organization and Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Venture believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Venture estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Venture for similar term, fully amortizing long term debt. The fair value of the Venture's first mortgages, after discounting the scheduled loan payments to maturity, is approximately $104,744,000. However, the Venture is precluded from refinancing the first mortgages until January 2007. The Managing General Partner believes that it is not appropriate to use the Venture's incremental borrowing rate for the second mortgages, the Assignment Note and the Long Term Arrangement Fee Note, as there is no market in which the Venture could obtain similar financing. Therefore, the Managing General Partner considers estimation of fair value to be impracticable for this indebtedness.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. At December 31, 2004 and 2003, cash balances included approximately $1,908,000 and $1,613,000, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits:

The Venture requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space, and is current on its rental payments.

Investment Properties:

Investment properties consist of fifteen apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Venture capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Venture records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004, 2003 or 2002.

Escrows:

In connection with the December 1997 refinancing of the Venture's 15 remaining properties, a replacement escrow was required for each property. Each property was required to deposit an initial lump sum amount plus make monthly deposits over the term of the loan, which varies by property. These funds are to be used to cover replacement costs. The balance of the replacement reserves at December 31, 2004 and 2003 is approximately $1,115,000 and $896,000, respectively, including interest.

Depreciation:

Depreciation is computed by the straight-line method over estimated useful lives ranging from 25 to 30 years for buildings and improvements and five to fifteen years for personal property.

Leases:

The Venture generally leases apartment units for twelve-month terms or less. The Venture will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Venture evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Deferred Costs:

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Advertising Costs:

The Venture expenses the cost of advertising as incurred. Advertising costs of approximately $553,000, $471,000 and $390,000, are included in operating expense for the years ended December 31, 2004, 2003, and 2002, respectively.

Segment Reporting:

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Venture has only one reportable segment.

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

Note B - Mortgage Notes Payable

                                 Principal      Principal                 Principal
                                 Balance At     Balance At                 Balance
                                December 31,   December 31,   Period       Due At
           Property                 2004           2003      Amortized    Maturity
                                      (in thousands)                   (in thousands)
North Park Apartments
   1st mortgage                   $ 5,750        $ 5,856      25 yrs       $ 5,376
   2nd mortgage                      2,446          2,248       (A)          (A)
Chapelle Le Grande
   1st mortgage                      2,955          3,005     25 yrs         2,759
   2nd mortgage                      1,205          1,141       (A)          (A)
Terrace Gardens
   1st mortgage                      4,083          4,159     25 yrs         3,818
   2nd mortgage                      1,421          1,305       (A)          (A)
Forest Ridge Apartments
   1st mortgage                      5,434          5,533     25 yrs         5,073
   2nd mortgage                        566            663       (A)          (A)
Scotchollow
   1st mortgage                     26,834         27,326     25 yrs        25,054
   2nd mortgage                      8,861          8,029       (A)          (A)
Pathfinder Village
   1st mortgage                     12,380         12,626     25 yrs        11,576
   2nd mortgage                      2,816          2,639       (A)          (A)
Buena Vista Apartments
   1st mortgage                      4,562          4,646     25 yrs         4,260
   2nd mortgage                         62            445       (A)          (A)
Mountain View Apartments
   1st mortgage                      6,592          6,713     25 yrs         6,154
   2nd mortgage (B)                     --            275       (A)          (A)
Crosswood Park
   1st mortgage                      5,120          5,215     25 yrs         4,788
   2nd mortgage                        299            458       (A)          (A)
Casa de Monterey
   1st mortgage                      3,772          3,847     25 yrs         3,479
   2nd mortgage                        268            496       (A)          (A)
The Bluffs
   1st mortgage                      3,429          3,492     25 yrs         3,202
   2nd mortgage                      1,349          1,232       (A)          (A)
Watergate Apartments
   1st mortgage                      2,665          2,718     25 yrs         2,492
   2nd mortgage                        840            768       (A)          (A)
Shadowood Apartments
   1st mortgage                      2,074          2,109     25 yrs         1,936
   2nd mortgage                         88            234       (A)          (A)
Vista Village Apartments
   1st mortgage                      3,059          3,111     25 yrs         2,856
   2nd mortgage                      1,215          1,103       (A)          (A)
Towers of Westchester Park
   1st mortgage                     11,160         11,365     25 yrs        10,420
   2nd mortgage                        687          1,485       (A)          (A)
      Totals                      $121,992       $124,242                  $93,243

(A) Payments are based on excess monthly cash flow with any unpaid balance due at maturity. Excess monthly cash flow is defined as revenue generated from the operation of a property less: (1) operating expenses of the property;
      (2) the debt service payment for the senior loan; (3) the tax and insurance reserve deposit; and (4) the replacement reserve deposit.

(B)   Second mortgage loan was satisfied in 2004.

Interest rates are 8.50% and 10.84% for the fixed rate first and second mortgages, respectively. All notes mature January 1, 2008.

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

Scheduled principal payments on mortgage notes payable subsequent to December 31, 2004 are as follows (in thousands):

      2005            $ 1,972
      2006               2,201
      2007               2,403
      2008             115,416
                      $121,992

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

At December 31, 2004 and 2003 the $38,810,000 Assignment Note is non-interest bearing and is payable only after payment of debt of higher priority, including the senior and junior mortgage notes payable. Pursuant to SOP 90-7, the Assignment Note, the Long-Term Loan Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. Interest expense was being recognized through the amortization of the discount which became fully amortized in January 2000.

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

The Venture has recorded the estimated fair value of the participation feature as a mortgage participation liability of approximately $32,009,000 and $36,518,000 for the years ended December 31, 2004 and 2003, respectively. The Managing General Partner reevaluated the fair value of the participation feature during the year ended December 31, 2004 and concluded that the fair value of the participation feature should be reduced by approximately $4,509,000. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties. These fair values were determined using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors. The reduction in the fair values of the participation feature is attributable to an increase in the estimated value of the junior loans and advances from the Managing General Partner that will be due at maturity partially offset by an increase in the estimated fair value of the collateral properties. During the years ended December 31, 2004 and 2003, the Venture amortized approximately $4,822,000 and $5,079,000, respectively, of the mortgage participation debt discount which is included in interest expense. The related mortgage participation debt discount at December 31, 2004 and 2003 was approximately $13,455,000 and $22,786,000, respectively.

Note E - Casualty Gain

During the twelve months ended December 31, 2004, a net casualty gain of approximately $45,000 was recorded at Terrace Gardens Apartments. The casualty gain related to a winter ice storm, occurring in February 2004, which caused damage to 32 units at the property. The gain was the result of the receipt of insurance proceeds of approximately $74,000 offset by approximately $8,000 of undepreciated property improvements and replacements being written off and approximately $21,000 of emergency repairs made at the property.

During the twelve months ended December 31, 2003, the Venture recorded a net casualty gain of approximately $164,000. The casualty gain resulted from fires at both Shadowood and Pathfinder Village Apartments.

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

Asset management fees of approximately $323,000, $325,000 and $326,000 were earned and paid to affiliates of the Managing General Partner for the years ended December 31, 2004, 2003 and 2002, respectively. These fees are included in general and administrative expenses.

Affiliates of the Managing General Partner receive a percentage of the gross receipts from all of the Venture's properties as compensation for providing property management services. The Venture paid to such affiliates approximately $1,201,000, $1,253,000 and $1,289,000 for the years ended December 31, 2004,
2003 and 2002, respectively.

Affiliates of the Managing General Partner charged the Venture reimbursement of accountable administrative expenses amounting to approximately $100,000 for each of the years ended December 31, 2004, 2003 and 2002. At December 31, 2003, approximately $4,000 of such fees were accrued by the Venture and are included in due to affiliate on the accompanying combined balance sheet. No amounts were owed at December 31, 2004. During the years ended December 31, 2004, 2003 and 2002, the Venture paid fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $168,000, $130,000 and $308,000, respectively, and are included in investment properties. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $123,000 for each of the years ended December 31, 2004, 2003 and 2002, which are included in operating expenses.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At December 31, 2004 and 2003, the outstanding balance of approximately $79,000 is included in other liabilities.

In December 2002, an affiliate of the Managing General Partner loaned approximately $3,000 to cover operating expenses at Pathfinder Village. This amount was repaid during the first quarter of 2003. In addition, during the year ended December 31, 2004 and in December 2001, an affiliate of the Managing General Partner loaned the Venture's investment properties approximately $2,742,000 and $3,605,000, respectively, to cover expenses and capital expenditures required at all of the properties. In accordance with the terms of the Venture Agreement, interest is charged on these loans at the prime rate plus 3% (8.25% at December 31, 2004). At December 31, 2004 and 2003, the balance of the loans and accrued interest on the loans was approximately $7,335,000 and $4,186,000, respectively, and is included in due to affiliate. Interest expense amounted to approximately $407,000, $287,000 and $290,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the bankruptcy plan. There were no property dispositions for which proceeds were received during the years ended December 31, 2004, 2003 or 2002.

The junior debt of approximately $22,123,000 and $22,521,000 at December 31, 2004 and 2003, respectively, is held by an affiliate of the Managing General Partner. The monthly principal and interest payments are based on monthly excess cash flow for each property, as defined in the mortgage agreement. During the years ended December 31, 2004, 2003 and 2002, the Venture recognized interest expense on the junior debt of approximately $2,444,000, $2,534,000 and $3,029,000, respectively.

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

During the years ended December 31, 2004, 2003, and 2002, the Venture was charged by AIMCO and its affiliates approximately $423,000, $474,000 and $574,000, respectively, for insurance coverage and fees associated with policy claims administration.

As a result of tender offers, AIMCO and its affiliates owned 119 units of limited partnership interest in Portfolio I representing 18.48% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 20.48% at December 31, 2004. AIMCO and its affiliates owned 67.42 units of limited partnership interest in Portfolio II representing 25.25% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 27.25% at December 31, 2004. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 22.47% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Venture in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Venture Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Venture Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Venture, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note G - Subscription Notes And Accrued Interest Receivable

Portfolio I and Portfolio II executed promissory notes requiring cash contributions from the partners aggregating $136,800,000 to the capital of
Portfolios I and II for 644 and 267 units, respectively. Of this amount, approximately $135,060,000 was contributed in cash through December 31, 2004, and $910,000 was deemed uncollectible and written-off prior to December 31, 2004. The following table represents the remaining Limited Partners'
subscription notes principal balances and the related accrued interest receivable at December 31, 2004 (in thousands):

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

All amounts outstanding at December 31, 2004, are considered past due and bear interest at the default rate of 18%. No interest will be recognized until collection is assured. The balances have been appropriately included as a reduction of Partners' Capital.

Note H - Investment Properties and Accumulated Depreciation

                                                      Initial Cost
                                                     (in thousands)
                                                   Buildings and       Costs        Provision
                                                                    Capitalized        to
                                                      Related      Subsequent to    Reduce to
                                                      Personal
Description                Encumbrances    Land       Property      Acquisition    Fair Value
                           (in thousands)                                    (in thousands)


North Park Apartments         $ 8,196      $ 557      $ 8,349         $ 2,683         $ --
Chapelle Le Grande              4,160         166        3,873          1,263             --
Terrace Garden                  5,504         433        4,517          2,271             --
Forest Ridge Apartments         6,000         701        6,930          2,443             --
Scotchollow                    35,695       3,510       19,344          9,060             --
Pathfinder Village             15,196       3,040       11,698          6,098         (1,250)
Buena Vista Apartments          4,624         893        4,538          1,157             --
Mountain View Apartments        6,592       1,289        8,490          2,253             --
Crosswood Park                  5,419         611        8,597          3,572         (2,000)
Casa De Monterey                4,040         869        6,136          2,256             --
The Bluffs                      4,778         193        3,667          1,011             --
Watergate Apartments            3,505         263        5,625          2,173             --
Shadowood Apartments            2,162         209        3,393          1,189             --
Vista Village Apartments        4,274         568        5,209          1,877             --
Towers Of Westchester          11,847         529       13,491          5,119             --
Park
       TOTAL                 $121,992     $13,831     $113,857        $44,425        $(3,250)


                          Gross Amount At Which Carried
                              At December 31, 2004
                                 (in thousands)
                                Buildings Accum-
                           And ulated Year of Date of
                                     Related
                                     Personal             Deprec-   Construc-Acquis-  Depreciable
   Description               Land    Property    Total     iation    tion     ition   Life Years

North Park Apartments       $ 557    $ 11,032   $ 11,589  $ 8,639    1968    11/14/84  5-30 yrs
Chapelle Le Grande             166      5,136      5,302     3,998   1972    12/05/84  5-30 yrs
Terrace Gardens                433      6,788      7,221     4,995   1973    10/26/84  5-30 yrs
Forest Ridge Apartments        701      9,373     10,074     7,429   1974    10/26/84  5-30 yrs
Scotchollow                  3,510     28,404     31,914    22,038   1973    10/26/84  5-30 yrs
Pathfinder Village           2,753     16,833     19,586    12,644   1971    10/26/84  5-30 yrs
Buena Vista Apartments         893      5,695     6,588     4,551    1972   10/26/84  5-30 yrs
Mountain View Apartments     1,289     10,743     12,032     7,640   1978    10/26/84  5-30 yrs
Crosswood Park                 471     10,309     10,780     7,292   1977    12/05/84  5-30 yrs
Casa De Monterey               869      8,392      9,261     6,603   1970    10/26/84  5-30 yrs
The Bluffs                     193      4,678     4,871     3,801    1968   10/26/84  5-30 yrs
Watergate Apartments           263      7,798      8,061     5,987   1972    10/26/84  5-30 yrs
Shadowood Apartments           209      4,582      4,791     3,691   1974    11/14/84  5-30 yrs
Vista Village Apartments       568      7,086      7,654     5,617   1971    10/26/84  5-30 yrs
Towers Of Westchester          529     18,610     19,139    14,584   1971    10/26/84  5-30 yrs
  Park

          TOTAL            $13,404   $155,459   $168,863  $119,509

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2004 and 2003, is approximately $185,671,000 and $182,545,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2004 and 2003, is approximately $154,247,000 and $151,469,000, respectively.

Reconciliation  of  Investment  Properties  and  Accumulated   Depreciation  (in
 thousands):

                                          2004           2003           2002
  Investment Properties
  Balance at beginning of year          $165,448       $162,478       $159,460
  Property improvements and
    replacements                           3,450          3,091          3,369
  Dispositions of property                   (35)          (121)          (351)
  Balance at end of year                $168,863       $165,448       $162,478

  Accumulated Depreciation
  Balance at beginning of year          $112,389       $105,494       $ 98,975
  Additions charged to expense             7,147          6,984          6,769
  Dispositions of property                   (27)           (89)          (250)
  Balance at end of year                $119,509       $112,389       $105,494

Note I - Income Taxes

The following is a reconciliation of reported net loss per the financial statements to the Federal taxable income to partners (in thousands except per unit amounts):

                                          2004           2003           2002

Net loss as reported                    $ (8,491)       $ (7,134)      $ (4,573)
  Depreciation differences                  4,368          4,120           1,437
  Unearned income                             (62)            14             166
  Casualty loss                               (45)          (124)          (566)
  Residual proceeds expense                 4,822          5,079           4,562
  Other                                        33            645              63
Federal taxable income                    $ 625         $ 2,600         $ 1,089

Portfolio I Allocation                    $ 441         $ 1,836          $ 768
Portfolio II Allocation                       184            764             319

Net income per limited partnership interest:
    Portfolio I Allocation               $ 2,772        $ 4,147         $ 2,569
    Portfolio II Allocation                 2,797          4,183           2,591

The following is a reconciliation between the Venture's reported amounts and Federal tax basis of net liabilities at December 31, 2004 and 2003 (in thousands):

                                                    2004           2003

   Net liabilities as reported                   $(181,152)      $(172,661)
   Land and buildings                               16,808          17,099
   Accumulated depreciation                        (34,738)        (39,079)
   Syndication costs                                17,650          17,650
   Deferred gain                                    42,225          42,225
   Other deferred costs                              9,601           9,601
   Other                                           (52,213)        (52,457)
   Notes payable                                     4,882           4,882
   Subscription notes receivable                     1,837           1,837
   Mortgage payable                                (47,727)        (47,727)
   Residual proceeds liability                      18,554          13,732
   Accrued interest                                  9,571           9,571
      Net liabilities - Federal tax basis        $(194,702)      $(195,327)

Note J - Contingencies

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing is currently underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Venture's combined financial condition or results of operations.

The Venture is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Venture could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Venture is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Venture has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Venture has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Venture's combined financial condition or results of operations.

SEC Investigation

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

Note K - Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the Venture (in thousands, except per interest data):

                                        1st       2nd          3rd         4th
2004                                  Quarter   Quarter      Quarter     Quarter   Total
                                                         (restated) (A)
Total revenues                        $ 7,474   $ 7,453      $ 7,764     $ 7,883  $30,574

Total expenses                          9,643     9,919        9,791       9,712   39,065

Net loss                              $(2,169)  $(2,466)     $(2,027)    $(1,829)$ (8,491)

Net loss per limited partnership
  interest:
  Portfolio I (644 interests issued
     and outstanding)                 $(2,334)  $(2,652)     $(2,181)    $(1,967)$ (9,134)
  Portfolio II (267 interests issued
    and outstanding)                  $(2,333)  $(2,652)     $(2,182)    $(1,968)$ (9,135)

(A) The third quarter of 2004 has been restated to reflect a change in estimate which resulted in a decrease in the fair value of the mortgage participation liability effective July 1, 2004.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Venture's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Venture's internal control over financial reporting.

Item 9b.    Other Information

            None.

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

Name                        Age    Position

Martha L. Long               45    Director and Senior Vice President
Harry G. Alcock              43    Director and Executive Vice President
Miles Cortez                 61    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            41    Executive Vice President
Paul J. McAuliffe            48    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             42    Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters            43    Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Except as noted below, no persons or entity owns of record or is known by the Venture to own beneficially more than 5% of the outstanding Interests of either of the Ventures as of December 31, 2004.

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

Asset management fees of approximately $323,000, $325,000 and $326,000 were earned and paid to affiliates of the Managing General Partner for the years ended December 31, 2004, 2003 and 2002, respectively. These fees are included in general and administrative expenses.

Affiliates of the Managing General Partner receive a percentage of the gross receipts from all of the Venture's properties as compensation for providing property management services. The Venture paid to such affiliates approximately $1,201,000, $1,253,000 and $1,289,000 for the years ended December 31, 2004,
2003 and 2002, respectively.

Affiliates of the Managing General Partner charged the Venture reimbursement of accountable administrative expenses amounting to approximately $100,000 for each of the years ended December 31, 2004, 2003 and 2002. At December 31, 2003, approximately $4,000 of such fees were accrued by the Venture and are included in due to affiliate on the accompanying combined balance sheet. No amounts were owed at December 31, 2004. During the years ended December 31, 2004, 2003 and 2002, the Venture paid fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $168,000, $130,000 and $308,000, respectively, and are included in investment properties. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $123,000 for each of the years ended December 31, 2004, 2003 and 2002, which are included in operating expenses.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At December 31, 2004 and 2003, the outstanding balance of approximately $79,000 is included in other liabilities.

In December 2002, an affiliate of the Managing General Partner loaned approximately $3,000 to cover operating expenses at Pathfinder Village. This amount was repaid during the first quarter of 2003. In addition, during the year ended December 31, 2004 and in December 2001, an affiliate of the Managing General Partner loaned the Venture's investment properties approximately $2,742,000 and $3,605,000, respectively, to cover expenses and capital expenditures required at all of the properties. In accordance with the terms of the Venture Agreement, interest is charged on these loans at the prime rate plus 3% (8.25% at December 31, 2004). At December 31, 2004 and 2003, the balance of the loans and accrued interest on the loans was approximately $7,335,000 and $4,186,000, respectively, and is included in due to affiliate. Interest expense amounted to approximately $407,000, $287,000 and $290,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the bankruptcy plan. There were no property dispositions for which proceeds were received during the years ended December 31, 2004, 2003 or 2002.

The junior debt of approximately $22,123,000 and $22,521,000 at December 31, 2004 and 2003, respectively, is held by an affiliate of the Managing General Partner. The monthly principal and interest payments are based on monthly excess cash flow for each property, as defined in the mortgage agreement. During the years ended December 31, 2004, 2003 and 2002, the Venture recognized interest expense on the junior debt of approximately $2,444,000, $2,534,000 and $3,029,000, respectively.

The Venture insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Venture insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004, 2003, and 2002, the Venture was charged by AIMCO and its affiliates approximately $423,000, $474,000 and $574,000, respectively, for insurance coverage and fees associated with policy claims administration.

As a result of tender offers, AIMCO and its affiliates owned 119 units of limited partnership interest in Portfolio I representing 18.48% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 20.48% at December 31, 2004. AIMCO and its affiliates owned 67.42 units of limited partnership interest in Portfolio II representing 25.25% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 27.25% at December 31, 2004. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 22.47% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Venture in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Venture Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Venture Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Venture, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004, 2003 and 2002 are described below.

Audit Fees. Fees for audit services totaled approximately $105,000, $101,000, and $105,000 for 2004, 2003, and 2002, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $46,000, $55,000 and $58,000 for 2004, 2003, and 2002, respectively.

                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following combined financial statements of the Venture are included in
      Item 8:

      Combined Balance Sheets at December 31, 2004 and 2003.

      Combined Statements of Operations for the years ended December 31, 2004, 2003 and 2002.

      Combined Statements of Changes in Partners' Deficit for the years ended December 31, 2004, 2003 and 2002.

      Combined Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

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

(b) Exhibits:

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

                                    VMS NATIONAL PROPERTIES JOINT VENTURE
                                    (Venture)

                                    VMS National Residential Portfolio I

                                    By:   MAERIL, Inc.
                                          Managing General Partner

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President

                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President

                                    VMS National Residential Portfolio II

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President

                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President


                                    Date: March 31, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Venture and in the capacities and on the dates indicated.


/s/Harry G. Alcock            Director and Executive  Date: March 31, 2005
Harry G. Alcock               Vice President



/s/Martha L. Long             Director and Senior     Date: March 31, 2005
Martha L. Long                Vice President



/s/Stephen B. Waters          Vice President          Date: March 31, 2005
Stephen B. Waters

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

           32.1 Certification Pursuant to 18 U.S.C. Section 1350, as
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                                  Act of 2002.

Exhibit 11




                      VMS NATIONAL PROPERTIES JOINT VENTURE
                      CALCULATION OF NET LOSS PER INVESTOR
                      (in thousands, except per unit data)




                                                   For the Years Ended December 31,
                                                    2004          2003         2002

 VMS National Properties net loss                 $ (8,491)      $(7,132)     $(4,573)
   Portfolio I net loss                                 --            (1)          --
   Portfolio II net loss                                --            (1)          --
 Combined net loss                                $ (8,491)      $(7,134)     $(4,573)

 Portfolio I allocation:
   70.69% VMS National Properties net loss        $ (6,002)      $(5,042)     $(3,233)
   100.00% Portfolio I net loss                         --            (1)          --
                                                  $ (6,002)      $(5,043)     $(3,233)

 Net loss to general partner (2%)                  $ (120)       $ (101)       $ (64)

 Net loss to limited partners (98%)               $ (5,882)      $(4,942)     $(3,169)

 Number of Limited Partner interests                   644           644          644

 Net loss per limited Venture interest            $ (9,134)      $(7,674)     $(4,921)

 Portfolio II allocation:
   29.31% VMS National Properties net loss        $ (2,489)      $(2,090)     $(1,340)
   100% Portfolio II net loss                           --            (1)          --
                                                  $ (2,489)      $(2,091)     $(1,340)

 Net loss to general partner (2%)                  $ (50)         $ (42)       $ (27)

 Net loss to limited partners (98%)               $ (2,439)      $(2,049)     $(1,313)

 Number of Limited Partner interests                   267           267          267

 Net loss per limited Venture interest            $ (9,135)      $(7,674)     $(4,918)

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

Date:  March 31, 2005
                                          /s/Martha L. Long
                                          Martha L. Long
                                          Senior  Vice  President  of  MAERIL,
                                          Inc.,   equivalent   of  the   chief
                                          executive officer of the Venture

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

Date:  March 31, 2005

                                          /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President of MAERIL, Inc.,
                                          equivalent of the chief financial
                                          officer of the Venture

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-K of VMS National Properties Joint Venture (the "Venture"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Venture, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Venture, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Venture.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 31, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 31, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Venture for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.