Form 10-Q
period 2005-03-31
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2005-05-20
CIK 789089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005

                                       or

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                             COMBINED BALANCE SHEETS
                                 (in thousands)


                                                             March 31,    December 31,
                                                                2005          2004
                                                            (Unaudited)       (Note)
Assets:
  Cash and cash equivalents                                   $ 1,749        $ 2,064
  Receivables and deposits                                       2,284          2,009
  Restricted escrows                                               670          1,115
  Other assets                                                   1,251            737
  Investment properties:
   Land                                                         13,404         13,404
   Buildings and related personal property                     156,501        155,459
                                                               169,905        168,863
   Less accumulated depreciation                              (121,339)      (119,509)
                                                                48,566         49,354
                                                              $ 54,520      $ 55,279
Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                            $ 1,773        $ 1,328
  Tenant security deposit liabilities                              830            855
  Accrued property taxes                                         1,015            695
  Other liabilities                                                683            827
  Accrued interest                                                 584            560
  Due to affiliates (Note D)                                     7,831          7,335
  Mortgage notes payable, including $21,906 and $22,123
   due to an affiliate at March 31, 2005 and
   December 31, 2004, respectively (Note D)                    121,258        121,992
  Mortgage participation liability (Note C)                     19,909         18,554
  Notes payable (Note B)                                        42,060         42,060
  Deferred gain on extinguishment of debt (Note B)              42,225         42,225

Partners' Deficit                                             (183,648)      (181,152)
                                                              $ 54,520      $ 55,279

Note: The combined balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
             (in thousands, except per partnership interest data)



                                                               Three Months Ended
                                                                   March 31,
                                                               2005          2004
Revenues:
   Rental income                                              $ 7,259       $ 6,885
   Other income                                                   563           589
       Total revenues                                           7,822         7,474

Expenses:
   Operating                                                    3,237         2,632
   Property management fees to an affiliate                       308           298
   General and administrative                                     155           145
   Depreciation                                                 1,830         1,784
   Interest                                                     4,242         4,247
   Property taxes                                                 546           537
       Total expenses                                          10,318         9,643

Net loss                                                      $(2,496)      $(2,169)

Net loss allocated to general partners (2%)                    $ (50)        $ (43)
Net loss allocated to limited partners (98%)                   (2,446)       (2,126)
                                                              $(2,496)      $(2,169)

Net loss per limited partnership interest:
   Portfolio I (644 interests issued and outstanding)         $(2,685)      $(2,334)
   Portfolio II (267 interests issued and outstanding)        $(2,685)      $(2,333)


           See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

             COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                                 (in thousands)



                                       VMS National Residential Portfolio I
                                                 Limited Partners
                                                                   Limited
                         General    Accumulated   Subscription    Partners'
                         Partners     Deficit        Notes          Total        Total

Partners' deficit at
  December 31, 2004      $(3,862)    $(123,193)      $ (502)      $(123,695)   $(127,557)

Net loss for the
  three months ended
  March 31, 2005             (35)       (1,729)          --          (1,729)      (1,764)

Partners' deficit at
  March 31, 2005         $(3,897)    $(124,922)      $ (502)      $(125,424)   $(129,321)



                                      VMS National Residential Portfolio II
                                                Limited Partners
                                                                  Limited
                         General    Accumulated  Subscription    Partners'
                         Partners     Deficit        Notes         Total        Total

Partners' deficit at
  December 31, 2004      $(1,616)    $ (51,651)     $ (328)      $ (51,979)   $ (53,595)

Net loss for the
  three months ended
  March 31, 2005             (15)         (717)          --           (717)        (732)

Partners' deficit at
  March 31, 2005         $(1,631)    $ (52,368)     $ (328)      $ (52,696)   $ (54,327)

Combined total           $(5,528)    $(177,290)     $ (830)      $(178,120)   $(183,648)


           See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                   2005       2004
Cash flows from operating activities:
  Net loss                                                      $(2,496)     $(2,169)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                 1,830        1,784
     Amortization of mortgage discounts                           1,355        1,359
     Change in accounts:
      Receivables and deposits                                     (275)        (292)
      Other assets                                                 (514)        (690)
      Accounts payable                                              522          404
      Tenant security deposit liabilities                           (25)          (8)
      Accrued property taxes                                        320          270
      Accrued interest                                              449          515
      Other liabilities                                            (144)        (159)
      Due to affiliate                                              257          138
        Net cash provided by operating activities                 1,279        1,152

Cash flows from investing activities:
  Property improvements and replacements                         (1,119)        (614)
  Net withdrawals from (deposits to) restricted escrows             445          (39)
        Net cash used in investing activities                      (674)        (653)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (1,159)      (1,086)
  Advances from an affiliate                                        239          763
        Net cash used in financing activities                      (920)        (323)

Net (decrease) increase in cash and cash equivalents               (315)         176
Cash and cash equivalents at beginning of period                  2,064        1,761
Cash and cash equivalents at end of period                      $ 1,749      $ 1,937

Supplemental disclosure of cash flow information:
  Cash paid for interest, including approximately $156 and
   $185 paid to an affiliate                                    $ 2,256      $ 2,292

Supplemental disclosure of non-cash activity:
  Accrued interest added to mortgage notes payable               $ 425        $ 479

At March 31, 2005 and December 31, 2004 accounts payable and property improvements and replacements were adjusted by approximately $780,000 and $857,000, respectively.

Included in property  improvements  and  replacements for the three months ended
March 31, 2004 are approximately $47,000 of improvements which were included in accounts payable at December 31, 2003.

           See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited combined financial statements of VMS National Properties Joint Venture (the "Venture" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results which may be expected for the year ending December 31, 2005. For further information, refer to the combined financial statements and footnotes thereto included in the Venture's Annual Report on Form 10-K for the year ended December 31, 2004. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

At March 31, 2005 and December 31, 2004, the $38,810,000 Assignment Note is non-interest bearing and is payable only after payment of debt of higher priority, including the senior and junior mortgage notes payable. Pursuant to Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Assignment Note, the Long-Term Loan Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. Interest expense was being recognized through the amortization of the discount which became fully amortized in January 2000.

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

The Venture has recorded the estimated fair value of the participation feature as a mortgage participation liability of approximately $32,009,000 and $36,518,000 for the three months ended March 31, 2005 and 2004, respectively. The Managing General Partner reevaluated the fair value of the participation feature during the year ended December 31, 2004 and concluded that the fair value of the participation feature should be reduced by approximately $4,509,000. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the income of the collateral properties. These fair values were determined using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors. The reduction in the fair value of the participation feature is attributable to an increase in the estimated value of the junior loans and advances from the Managing General Partner that will be due at maturity partially offset by an increase in the estimated fair value of the collateral properties. During the three months ended March 31, 2005 and 2004, the Venture amortized approximately $1,355,000 and $1,359,000, respectively, of the mortgage participation debt discount which is included in interest expense. The related mortgage participation debt discount at March 31, 2005 and December 31, 2004 was approximately $12,100,000 and $13,455,000, respectively.

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

Asset management fees of approximately $93,000 and $81,000 were charged by affiliates of the Managing General Partner for the three months ended March 31, 2005 and 2004, respectively. These fees are included in general and administrative expense. At March 31, 2005, approximately $93,000 of such fees were owed and are included in due to affiliates. No amounts were owed at December 31, 2004.

Affiliates of the Managing General Partner receive a percentage of the gross receipts from all of the Venture's properties as compensation for providing property management services. The Venture paid to such affiliates approximately $308,000 and $298,000 for the three months ended March 31, 2005 and 2004, respectively, which are included in property management fee expense.

Affiliates of the Managing General Partner charged the Venture reimbursement of accountable administrative expenses amounting to approximately $25,000 for each of the three month periods ended March 31, 2005 and 2004. These expenses are included in general and administrative expense. At March 31, 2005, approximately $9,000 of reimbursements were accrued by the Venture and are included in due to affiliates on the accompanying combined balance sheet. No amounts were owed at December 31, 2004.

During the three months ended March 31, 2005 and 2004, the Venture paid fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $130,000 and $27,000, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties and are included in investment properties.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $31,000 for each of the three month periods ended March 31, 2005 and 2004. These expenses are included in operating expense.

At March 31, 2005 and December 31, 2004, the Venture owed loans of approximately $6,587,000 and $6,348,000 to an affiliate of the Managing General Partner plus accrued interest thereon of approximately $1,142000 and $987,000, respectively, which are included in due to affiliates on the combined balance sheets. These loans were made in accordance with the Joint Venture Agreement and accrue interest at the prime rate plus 3% (8.75% at March 31, 2005). The Venture recognized interest expense of approximately $155,000 and $80,000 during the three months ended March 31, 2005 and 2004, respectively. Subsequent to March 31, 2005, an affiliate of the Managing General Partner loaned Vista Village Apartments, Crosswood Park, North Park Apartments and The Towers of Westchester Park approximately $70,000, $43,000, $186,000 and $101,000, respectively, to cover outstanding capital improvement payables.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At March 31, 2005 and December 31, 2004, the outstanding balance of $79,000 is included in other liabilities.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the bankruptcy plan. There were no property dispositions for which proceeds were received during either of the three month periods ended March 31, 2005 or 2004.

The junior debt of approximately $21,906,000 and $22,123,000 at March 31, 2005 and December 31, 2004, respectively, is held by an affiliate of the Managing General Partner. The monthly principal and interest payments are based on monthly excess cash flow for each property, as defined in the mortgage agreement. During the three months ended March 31, 2005 and 2004, the Venture recognized interest expense of approximately $586,000 and $621,000, respectively.

The Venture insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Venture insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2005, the Venture was charged by AIMCO and its affiliates approximately $330,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Venture during 2005 as other insurance policies renew later in the year. The Venture was charged by AIMCO and its affiliates approximately $423,000 during the year ended December 31, 2004.

Note E - Casualty Event

On February 28, 2005, a fire was caused by a contractor working at Casa de Monterey that severely damaged six units of an eight unit apartment building. The estimated repairs will total approximately $500,000, all of which will be paid for by insurance proceeds. The Managing General Partner does not believe the Venture will incur a loss as a result of the casualty.

Note F - Contingencies

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Venture's combined financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Venture's combined financial condition or results of operations.

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

Average occupancy rates for the three months ended March 31, 2005 and 2004, for all of the Venture's properties are as follows:

                                                   Average Occupancy
      Property                                      2005       2004

      North Park Apartments (1)
         Evansville, IN                             90%        96%
      Chapelle Le Grande (1)
         Merrillville, IN                           94%        98%
      Terrace Gardens (2)
         Omaha, NE                                  88%        82%
      Forest Ridge Apartments
         Flagstaff, AZ                              93%        91%
      Scotchollow (2)
         San Mateo, CA                              87%        80%
      Pathfinder Village (2)
         Fremont, CA                                92%        86%
      Buena Vista Apartments (3)
         Pasadena, CA                               97%        92%
      Mountain View Apartments
         San Dimas, CA                              95%        93%
      Crosswood Park (1)
         Citrus Heights, CA                         88%        93%
      Casa de Monterey
         Norwalk, CA                                95%        93%
      The Bluffs (2)
         Milwaukie, OR                              95%        90%
      Watergate Apartments (3)
         Little Rock, AR                            95%        85%
      Shadowood Apartments (1)
         Monroe, LA                                 84%        93%
      Vista Village Apartments (4)
         El Paso, TX                                91%        96%
      The Towers of Westchester Park
         College Park, MD                           98%        99%

(1) The decrease in occupancy at North Park Apartments, Chappelle Le Grande, Crosswood Park and Shadowood Apartments is due to a weak economy and increased competition in the properties' market area.

(2)   The  increase in  occupancy at Terrace  Gardens,  Scotchollow,  Pathfinder
      Village and The Bluffs is due to property management focusing on increasing occupancy through tenant retention and rental concessions.

(3) The increase in occupancy at Buena Vista Apartments and Watergate Apartments is primarily due to property improvements and replacements that made the properties more competitive in their respective market areas.

(4) The decrease in occupancy at Vista Village Apartments is due to increased military deployments in the property's market area.

The Venture's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Venture, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Venture from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Venture from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Venture such as the local economic climate and weather can adversely or positively affect the Venture's financial results.

Results of Operations

The Venture recorded a net loss for the three months ended March 31, 2005 of approximately $2,496,000 compared to a net loss of approximately $ 2,169,000 for the corresponding period in 2004. The increase in net loss for the three month period is due to an increase in total expenses partially offset by an increase in total revenues.

The increase in total revenues is due to an increase in rental income partially offset by a decrease in other income. The increase in rental income is the result of the increase in occupancy at nine of the Venture's properties. These increases more than offset the occupancy decreases at six of the Venture's properties and decreases in the average rental rate at five of the Venture's properties. Other income decreased primarily due to decreases in lease cancellation fees and cleaning and damage fees partially offset by an increase in late charges and utility reimbursements charged by the properties.

Total expenses increased primarily due to increases in operating and depreciation expenses. General and administrative, interest, property tax and property management fee expenses remained relatively constant for the comparable periods. Operating expenses increased primarily due to increases in property and administrative expenses. Property expenses increased due to increases in salaries and related employee expenses at ten of the Venture's properties and utilities at eight of the Venture's properties. Administrative expenses increased due to an increase in legal expenses at all of the Venture's properties relating to the New Mezzanine Loan discussed below, training and travel at five of the Venture's properties and contract services at four of the Venture's properties. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated.

Included in general and administrative expenses for the three months ended March 31, 2005 and 2004 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Venture. Costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

Liquidity and Capital Resources

At March 31, 2005, the Venture had cash and cash equivalents of approximately $1,749,000 as compared to approximately $1,937,000 at March 31, 2004. Cash and cash equivalents decreased approximately $315,000 from December 31, 2004. The decrease in cash and cash equivalents is a result of approximately $920,000 and $674,000 of cash used in financing and investing activities, respectively, which is partially offset by approximately $1,279,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Venture's investment properties partially offset by advances received from an affiliate. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrow accounts maintained by the mortgage lender. The Venture invests its working capital reserves in interest bearing accounts.

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

North Park Apartments: The Venture completed approximately $100,000 in capital expenditures at North Park Apartments during the three months ended March 31, 2005 consisting primarily of floor covering and balcony replacements, major landscaping and water and sewer upgrades. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Chapelle Le Grande: The Venture completed approximately $7,000 in capital expenditures at Chapelle Le Grande during the three months ended March 31, 2005, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Terrace Gardens: The Venture completed approximately $40,000 in capital expenditures at Terrace Gardens during the three months ended March 31, 2005, consisting primarily of HVAC, exterior doors and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Forest Ridge Apartments: The Venture completed approximately $1,000 in capital expenditures at Forest Ridge Apartments during the three months ended March 31, 2005, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Scotchollow: The Venture completed approximately $67,000 in capital expenditures at Scotchollow during the three months ended March 31, 2005, consisting primarily of structural improvements, floor covering, gutter, and appliance replacements, exterior light fixtures, and water and sewer upgrades. These improvements were funded from operations and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Pathfinder Village: The Venture completed approximately $120,000 in capital expenditures at Pathfinder Village during the three months ended March 31, 2005, consisting primarily of water heater upgrades, appliance, floor covering and gutter replacements, water and sewer upgrades, parking lot resurfacing and exterior light fixtures. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Buena Vista Apartments: The Venture completed approximately $48,000 in capital expenditures at Buena Vista Apartments during the three months ended March 31, 2005, consisting primarily of floor covering and roof replacements and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Mountain View Apartments: The Venture completed approximately $116,000 in capital expenditures at Mountain View Apartments during the three months ended March 31, 2005, consisting primarily of floor covering, major landscaping, and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Crosswood Park: The Venture completed approximately $74,000 in capital expenditures at Crosswood Park during the three months ended March 31, 2005, consisting primarily of major landscaping, structural improvements and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Casa de Monterey: The Venture completed approximately $38,000 in capital expenditures at Casa de Monterey during the three months ended March 31, 2005, consisting primarily of utility and electrical upgrades and fence replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on capital improvements during 2005 in addition to the amounts identified in the below schedule.

The Bluffs: The Venture completed approximately $9,000 in capital expenditures at The Bluffs during the three months ended March 31, 2005, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Watergate Apartments: The Venture completed approximately $57,000 in capital expenditures at Watergate Apartments during the three months ended March 31, 2005, consisting primarily of HVAC upgrades, electrical breakers and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Shadowood Apartments: The Venture completed approximately $41,000 in capital expenditures at Shadowood Apartments during the three months ended March 31, 2005, consisting primarily of fencing, structural improvements and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Vista Village Apartments: The Venture completed approximately $156,000 in capital expenditures at Vista Village Apartments during the three months ended March 31, 2005, consisting primarily of floor covering, water heater and balcony replacements and air conditioning upgrades. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Towers of Westchester Park: The Venture completed approximately $168,000 in capital expenditures at Towers of Westchester Park during the three months ended March 31, 2005, consisting primarily of furniture and fixture upgrades, interior painting of common areas and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on capital improvements during 2005 in addition to the amounts identified in the below schedule.

The following schedule summarizes the $6,440,000 of capital improvements that were identified during 2004 as needing to be made to the properties as a result of life safety issues, compliance with ADA requirements and general updating of the properties. As discussed above these improvements will be funded with proceeds from the New Mezzanine Loan. The amounts indicated as having been incurred during 2005 related to these approved improvements are included in the amounts discussed above for each respective property.

                                             Costs Incurred        Costs       Costs to be
                            Total Cost of        Through          Incurred      Incurred
         Property           Improvements    December 31, 2004   During 2005    During 2005

North Park Apartments      $  316,000      $   298,000         $  18,000      $       --
Chapelle Le Grande             17,000               --             7,000          10,000
Terrace Gardens                87,000           36,000            33,000          18,000
Forest Ridge Apartments       146,000           41,000             1,000         104,000
Scotchollow                   527,000           81,000            25,000         421,000
Pathfinder                    260,000           62,000                --         198,000
Buena Vista Apartments        269,000          103,000                --         166,000

Mountain View Apartments      719,000           64,000            36,000         619,000
Crosswood Park                963,000           78,000            54,000         831,000
Casa de Monterey              145,000            9,000                --         136,000
The Bluffs                    160,000           11,000             5,000         144,000
Watergate Apartments          418,000           38,000            43,000         337,000
Shadowood Apartments           72,000            3,000                --          69,000

Vista Village Apartments      785,000           99,000           100,000         586,000
Towers of Westchester Park  1,556,000          123,000           168,000       1,265,000
                           $6,440,000       $1,046,000         $ 490,000      $4,904,000

The Registrant's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The senior debt encumbering all of the properties totals approximately $99,352,000 and is being amortized over 25 years, with a balloon payment of $93,243,000 due January 2008. Not including the debt discount relating to the mortgage participation liability, the junior debt, which also matures January 2008, totals approximately $21,906,000 and requires monthly payments based upon monthly excess cash flow for each property. The Assignment Note and Long-Term Arrangement Fee Notes totaling approximately $42,060,000 are non-interest bearing and are subordinate to the senior and junior debt and are only payable from the proceeds of the sale or refinancing of the properties.

There were no cash distributions to the partners of either of the Ventures for the three months ended March 31, 2005 and 2004. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions. Future cash distributions are subject to the order of distributions as stipulated by the Venture's Plan of Reorganization. The source of future distributions will depend upon the levels of net cash generated from operations, the availability of cash reserves, and timing of debt maturities, refinancings and/or property sales. The Ventures' distribution policies are reviewed on a quarterly basis. In light of the junior debt requiring payments based on cash flow and the additional capital expenditures required at the Venture's properties as well as the payments due under the Venture's Plan of Reorganization, it is not expected that there will be sufficient funds to be distributed to the Venture's partners in the foreseeable future.

Other

As a result of tender offers, AIMCO and its affiliates currently own 119 units of limited partnership interest in Portfolio I representing 18.48% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 20.48% at March 31, 2005. AIMCO and its affiliates currently own 67.42 units of limited partnership interest in Portfolio II representing 25.25% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 27.25% at March 31, 2005. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 22.47% of the Venture at March 31, 2005. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Venture in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Venture Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Venture, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Venture is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis except for advances made from an affiliate of the Managing General Partner. These advances bear interest at the prime rate plus three basis points. Based on interest rates at March 31, 2005, an increase or decrease of 100 basis points in market interest rates would not have a material impact on the Venture.

The following table summarizes the Venture's debt obligations at March 31, 2005. The interest rates represent the weighted-average rates. The fair value of the Venture's first mortgages, after discounting the scheduled loan payments to maturity, is approximately $103,840,000 at March 31, 2005. However, the Venture is precluded from refinancing the first mortgage until January 2007. The
Managing General Partner believes that it is not appropriate to use the Venture's incremental borrowing rate for the second mortgages, as there is currently no market in which the Venture could obtain similar financing. Therefore, the Managing General Partner considers estimation of fair value to be impracticable for this indebtedness.

                                                        Long-term Debt
                                                Principal          Weighted-average
                                             (in thousands)          Interest Rate

                  2005                           $ 1,454                 8.50%
                  2006                             2,201                 8.50%
                  2007                             2,403                 8.50%
                  2008                           115,200                 8.95%
                                                $121,258


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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Venture's combined financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS

            See Exhibit Index.

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


                                    VMS National Residential Portfolio II


                                    By:   MAERIL, Inc.
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: May 20, 2005

                          VMS NATIONAL PROPERTIES JOINT VENTURE
                                    INDEX OF EXHIBITS

EXHIBIT

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

10.4  (c)(1)            Form of  Promissory  Note,  dated  November  2,  2004,
                        issued  by  VMS  National  Properties  Joint  Venture.
                        Incorporated by reference to the Venture's Form 8-K dated November 2, 2004 and filed on November 8, 2004.

      (c)(2) Form of Master Immediate Repair Agreement, dated as of November 2, 2004, by and between VMS National Properties Joint Venture and LaSalle Bank National Association. Incorporated by reference to the Venture's Form 8-K dated November 2, 2004 and filed on November 8, 2004.

      (c)(3) Form of General Undertaking Agreement, dated October 29, 2004 and made effective as of November 2, 2004, by and between VMS National Properties Joint Venture and AIMCO Properties, L.P. Incorporated by reference to the Venture's Form 8-K dated November 2, 2004 and filed on November 8, 2004.

      (c)(4) Form of Letter, dated as of November 2, 2004, from GMAC Commercial Mortgage Corporation. Incorporated by reference to the Venture's Form 8-K dated November 2, 2004 and filed on November 8, 2004.

      (c)(5) Form of First Amendment to Amended, Restated and Consolidated Senior Mortgage and Security Agreement, dated October 29, 2004 and made effective as of November 2, 2004, by and between VMS National
                        Properties Joint Venture and LaSalle Bank National Association (relating to the mortgage indebtedness encumbering Chappelle Le Grande). Incorporated by reference to the Venture's Form 8-K dated November 2, 2004 and filed on November 8, 2004.

      (c)(6) Schedule of Amendments to Senior Mortgage Agreements Substantially Identical to Exhibit (c)(5). Incorporated by reference to the Venture's Form 8-K dated November 2, 2004 and filed on November 8, 2004.

                          VMS NATIONAL PROPERTIES JOINT VENTURE
                              INDEX OF EXHIBITS (continued)


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

32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer
                        Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 11




                      VMS NATIONAL PROPERTIES JOINT VENTURE

                      CALCULATION OF NET LOSS PER INVESTOR
              (in thousands, except per partnership interest data)


                                                          For the Three Months
                                                              Ended March 31,
                                                            2005          2004

VMS National Properties net loss                          $(2,496)       $(2,169)
  Portfolio I net loss                                         --             --
  Portfolio II net loss                                        --             --
        Combined net loss                                 $(2,496)       $(2,169)

Portfolio I allocation:
  70.69% VMS National Properties net loss                 $(1,764)       $(1,533)
  100.00% Portfolio I net loss                                 --             --
                                                          $(1,764)       $(1,533)

Net loss to general partner (2%)                           $ (35)         $ (30)

Net loss to limited partners (98%)                        $(1,729)       $(1,503)

Number of Limited Partner units                               644            644

Net loss per limited partnership interest                 $(2,685)       $(2,334)

Portfolio II allocation:
  29.31% VMS National Properties net loss                  $ (732)       $ (636)
  100.00% Portfolio II net loss                                --             --
                                                           $ (732)       $ (636)

Net loss to general partner (2%)                           $ (15)         $ (13)

Net loss to limited partners (98%)                         $ (717)       $ (623)

Number of Limited Partner units                               267            267

Net loss per limited partnership interest                 $(2,685)       $(2,333)

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

Date:  May 20, 2005
                                          /s/Martha L. Long
                                          Martha L. Long
                                          Senior  Vice  President  of  MAERIL,
                                          Inc.,   equivalent   of  the   chief
                                          executive officer of the Venture

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

Date:  May 20, 2005

                                          /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President of MAERIL, Inc.,
                                          equivalent of the chief financial
                                          officer of the Venture

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of VMS National Properties Joint Venture (the "Venture"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Venture, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Venture, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Venture.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 20, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 20, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Venture for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.