Form 10-K/A
period 2004-12-31
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2005-08-26
CIK 789089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                Form 10-K/A No. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                Explanatory Note

VMS National Properties Joint Venture (the "Venture" or "Registrant") is filing this Amendment on Form 10-K (the "Amendment") for the sole purpose of amending the Venture's Annual Report on Form 10-K for the year ended December 31, 2004 (the "Original Filing"). This Amendment corrects an error that was made in the calculation regarding the updated amortization of the discount on the mortgage participation liability upon reevaluating the participation feature during the year. Because of the error noted above, the Venture's combined financial statements showed an understatement of net loss for the year ended December 31, 2004. The error has been corrected in the restated combined financial statements.

Please note that this Amendment restates only those items of the Original Filing that were affected by the above described correction. Furthermore, the information contained in this Amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing. Therefore, you should read this Amendment together with other documents that we have filed with the United States Securities and Exchange Commission (the "SEC") subsequent to the filing of the Original Filing. Information in such reports and documents updates and supersedes certain information contained in this Amendment.

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

See "Note B" of the Notes to the Combined Financial Statements included in "Item 8" for a description of the Venture's capitalization and depreciation policies.

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

Capital Improvements

The Venture is generally restricted to annual capital improvements of $300 per unit or approximately $888,000 for all of its properties. Such amount is equal to the required replacement reserve funding of the senior debt. As the Venture identifies properties which need additional capital improvements above $300 per unit, approval of the holders of the junior and senior debt is required due to the impact such expenditures have on the ability of the Venture to make required principal and interest payments out of the properties monthly cashflow on the junior debt. As such the Venture has identified approximately $6,440,000 of capital improvements that need to be made to the properties as a result of life safety issues, compliance with ADA requirements and general updating of the properties. Such improvements are expected to be completed during 2005 and are included in the additional capital improvements expected to be completed for each property identified below. On November 2, 2004, the Venture, the holder of the senior debt and AIMCO Properties, L.P., which is also the holder of the junior debt, agreed that AIMCO Properties, L.P. would loan up to approximately $6,440,000 to the Venture (the "New Mezzanine Loan") to fund the above mentioned capital improvements that need to be made to the Venture's properties. The New Mezzanine Loan bears interest at a rate of prime plus 3% with unpaid interest being compounded monthly. The Venture, the holder of the senior debt and AIMCO Properties, L.P. also agreed that cash flow that would otherwise be used to repay the junior debt will instead be used to repay the New Mezzanine Loan, until such time as the New Mezzanine Loan and all accrued interest thereon is paid in full. The Venture's Managing General Partner believes that the payment of such amounts to reduce the New Mezzanine Loan instead of the junior debt will reduce the amount of the junior debt amortized prior to its maturity (therefore increasing the amount due) by an amount at least equal to the principal and interest on the New Mezzanine Loan, the effect of which will be to reduce the ultimate payment received by holders of outstanding Bankruptcy Claims (see Item
8. Financial Statements, Note E - Participating Mortgage Note) by a similar amount.

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

Item 6.     Selected Financial Data (in thousands, except per interest data):

                                  2004         2003         2002         2001          2000
                               (Restated)

Total revenues from rental
  operations                    $ 30,574     $ 31,531     $ 32,471     $ 33,249     $ 31,015


Net loss                        $ (9,202)    $ (7,134)    $ (4,573)    $ (2,910)      $ (40)

Net loss per limited
  Venture interest
  Portfolio I - 644 interests   $ (9,899)    $ (7,674)    $ (4,921)    $ (3,130)      $ (43)

  Portfolio II - 267 interests  $ (9,898)    $ (7,674)    $ (4,918)    $ (3,131)      $ (45)

Total assets                    $ 55,279     $ 58,010     $ 62,731     $ 68,919     $ 68,879

Mortgage loans and notes        $171,387     $170,492     $174,062     $178,940     $179,809

The above selected financial data should be read in conjunction with the combined financial statements and the related notes. The 2004 results have been restated to correct an error that was made in the calculation regarding the updated amortization of the discount on the mortgage participation liability upon reevaluating the participation feature during the year. See "Item 8. Financial Statements and Supplementary Date - Note A" for further information.

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

Results from Operations

2004 compared with 2003

The Venture recorded a net loss for the twelve months ended December 31, 2004 of approximately $9,202,000 compared to a net loss for the twelve months ended December 31, 2003 of approximately $7,134,000 (see "Item 8. Financial Statements and Supplemental Data Note J - Income Taxes" for a reconciliation of these amounts to the Venture's federal taxable loss). The increase in net loss for this twelve month period is due to a decrease in total revenues and an increase in total expenses.

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

Total expenses for the twelve month period ended December 31, 2004 as compared to December 31, 2003 increased due to increases in operating, depreciation, interest and property tax expenses partially offset by decreases in general and administrative and property management fees. Operating expense increased due to increases in advertising, property and maintenance expenses. Advertising expense increased as a result of increased promotions and various advertising costs in an effort to increase occupancy at the properties. Property expenses increased due to increases in salaries and related employee expenses at twelve of the Venture's properties and utilities at eleven of the Venture's properties. Maintenance expense increased due to an increase in contract services at six of the Venture's properties and repairs at most of the properties. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense increased as a result of an increase in the amortization of the debt discount related to the mortgage participation liability, as a result of a change in estimate (see discussion in Liquidity and Capital Resources below) and an increase in interest charged on advances from an affiliate of the Managing General Partner partially offset by a decrease in interest on the senior and junior debt due to principal reduction payments. Property tax expense increased due to the increases in assessed value at ten of the Venture's properties. Property management fees decreased as a result of the decreases in rental income on which such fees are based.

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

2003 Compared with 2002

The Venture recorded a net loss for the twelve months ended December 31, 2003 of approximately $7,134,000 compared to a net loss for the twelve months ended December 31, 2002 of approximately $4,573,000 (see "Item 8. Financial Statements and Supplemental Data, Note J - Income Taxes" for a reconciliation of these amounts to the Venture's federal taxable loss). The increase in net loss for this twelve month period was due to a decrease in total revenues and an increase in total expenses.

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

The Venture is generally restricted to annual capital improvements of $300 per unit or approximately $888,000 for all of its properties. Such amount is equal to the required replacement reserve funding of the senior debt. As the Venture identifies properties which need additional capital improvements above $300 per unit, approval of the holders of the junior and senior debt is required due to the impact such expenditures have on the ability of the Venture to make required principal and interest payments out of the properties monthly cashflow on the junior debt. As such the Venture has identified approximately $6,440,000 of capital improvements that need to be made to the properties as a result of life safety issues, compliance with ADA requirements and general updating of the properties. Such improvements are expected to be completed during 2005 and are included in the additional capital improvements expected to be completed for each property, see Item 2. Capital Improvements. On November 2, 2004, the Venture, the holder of the senior debt and AIMCO Properties, L.P., which is also the holder of the junior debt, agreed that AIMCO Properties, L.P. would loan up to approximately $6,440,000 to the Venture (the "New Mezzanine Loan") to fund the above mentioned capital improvements that need to be made to the Venture's properties. The New Mezzanine Loan bears interest at a rate of prime plus 3% with unpaid interest being compounded monthly. The Venture, the holder of the senior debt and AIMCO Properties, L.P. also agreed that cash flow that would otherwise be used to repay the junior debt will instead be used to repay the New Mezzanine Loan, until such time as the New Mezzanine Loan and all accrued interest thereon is paid in full. The Venture's Managing General Partner believes that the payment of such amounts to reduce the New Mezzanine Loan instead of the junior debt will reduce the amount of the junior debt amortized prior to its maturity (therefore increasing the amount due) by an amount at least equal to the principal and interest on the New Mezzanine Loan, the effect of which will be to reduce the ultimate payment received by holders of outstanding Bankruptcy Claims (see Item 8. Financial Statements, Note E - Participating Mortgage Note) by a similar amount.

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

The Venture has recorded the estimated fair value of the participation feature as a mortgage participation liability of approximately $32,009,000 and $36,518,000 for the years ended December 31, 2004 and 2003, respectively. The Managing General Partner reevaluated the fair value of the participation feature during the year ended December 31, 2004 and concluded that the fair value of the participation feature should be reduced by approximately $4,509,000. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties. These fair values were determined using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors. The reduction in the fair value of the participation feature is attributable to an increase in the estimated value of the junior loans and advances from the Managing General Partner that will be due at maturity partially offset by an increase in the estimated fair value of the collateral properties. During the years ended December 31, 2004 and 2003, the Venture amortized approximately $5,533,000 and $5,079,000, respectively, of the mortgage participation debt discount which is included in interest expense. The related mortgage participation debt discount at December 31, 2004 and 2003 was approximately $12,744,000 and $22,786,000, respectively.

There were no cash distributions to the partners of either of the Ventures for the years ended December 31, 2004, 2003 or 2002. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions. Future cash distributions are subject to the order of distributions as stipulated by the Venture's plan of Reorganization (see "Item 8. Financial Statements and Supplementary Data, Note B" for further details of the order of distribution). The source of future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Ventures distribution policies are reviewed on a quarterly basis. In light of the junior debt requiring payments based on cash flow and the additional capital expenditures required at the Venture's properties as well as the payments due under the Venture's Plan of Reorganization, it is not expected that there will be sufficient funds to be distributed to the Venture's partners in the foreseeable future.

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

Critical Accounting Policies and Estimates

A summary of the Venture's significant accounting policies is included in "Note B - Organization and Summary of Significant Accounting Policies" which is included in the combined financial statements in "Item 8. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Venture to provide readers of the financial statements with useful and reliable information about the Venture's operating results and financial condition. The preparation of combined financial statements in conformity with accounting principles generally accepted in the United States requires the Venture to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Venture's accounting policies in many areas. The Venture believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Item 8.     Financial Statements and Supplementary Data


LIST OF COMBINED FINANCIAL STATEMENTS


      Report of Independent Registered Public Accounting Firm

      Combined  Balance Sheets - Years ended December 31, 2004 as restated and
      2003

      Combined Statements of Operations - Years ended December 31, 2004 as restated, 2003 and 2002

      Combined Statements of Changes in Partners' Deficit - Years ended December 31, 2004 as restated, 2003 and 2002

      Combined Statements of Cash Flows - Years ended December 31, 2004 as restated, 2003 and 2002

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

As discussed in Note A to the combined financial statements, in 2005 the management of VMS National Properties Joint Venture determined that an error had been made in the calculation related to the mortgage participation liability at December 31, 2004, which resulted in the net loss of the Venture being understated for the year ended December 31, 2004.


                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 21, 2005

Except for Notes A, E, J, and L as to which the date is August 26, 2005

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                             COMBINED BALANCE SHEETS
                                 (in thousands)



                                                                  December 31,
                                                               2004          2003
Assets:                                                   (as restated)
   Cash and cash equivalents                                 $ 2,064        $ 1,761
   Receivables and deposits                                     2,009          1,709
   Restricted escrows                                           1,115            896
   Other assets                                                   737            585
   Investment properties (Notes C and I):
     Land                                                      13,404         13,404
     Buildings and related personal property                  155,459        152,044
     Less accumulated depreciation                           (119,509)      (112,389)
                                                               49,354         53,059
                                                             $ 55,279      $ 58,010
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                          $ 1,328        $ 1,154
   Tenant security deposits liabilities                           855            849
   Accrued property taxes                                         695            600
   Other liabilities                                              827            821
   Accrued interest                                               560            798
   Due to affiliate (Note G)                                    7,335          4,190
   Mortgage notes payable, including $22,123 due to
     an affiliate at 2004 and $22,521 at 2003 (Note C)        121,992        124,242
   Notes payable (Note D)                                      42,060         42,060
   Deferred gain on extinguishment of debt (Note B)            42,225         42,225
   Mortgage participation liability (Note E)                   19,265         13,732

Partners' Deficit                                            (181,863)      (172,661)
                                                             $ 55,279      $ 58,010

           See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF OPERATIONS
          (in thousands, except per limited partnership interest data)


                                                      For The Years Ended December 31,
                                                        2004         2003         2002
Revenues:                                          (as restated)
  Rental income                                       $ 28,189      $29,054     $29,692
  Other income                                           2,340        2,313       2,266
  Casualty gains (Note F)                                   45          164         513
       Total revenues                                   30,574       31,531      32,471

Expenses:
  Operating                                             11,613       11,094       9,523
  Property management fees to an affiliate               1,201        1,253       1,289
  General and administrative                               541          594         596
  Depreciation                                           7,147        6,984       6,769
  Interest, including approximately $8,512,
    $7,903 and $7,884 to an affiliate                   17,094       16,732      16,877
  Property taxes                                         2,180        2,008       1,990
       Total expenses                                   39,776       38,665      37,044

Net loss (Note J)                                     $ (9,202)     $(7,134)    $(4,573)

Net loss allocated to general partners (2%)            $ (184)      $ (143)      $ (91)

Net loss allocated to limited partners (98%)            (9,018)      (6,991)     (4,482)

                                                      $ (9,202)     $(7,134)    $(4,573)
Net loss per limited partnership interest:
  Portfolio I (644 interests issued and
    outstanding)                                      $ (9,899)     $(7,674)    $(4,921)
  Portfolio II (267 interests issued and
    outstanding)                                      $ (9,898)     $(7,674)    $(4,918)

           See Accompanying Notes to Combined Financial Statements

           See Accompanying Notes to Combined Financial Statements


                      VMS NATIONAL PROPERTIES JOINT VENTURE

             COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                 (in thousands)

                                               VMS National Residential Portfolio I
                                                          Limited Partners

                                       General    Accumulated Subscription
                                       Partner     Deficit      Notes       Total      Total

Partners' deficit at December 31,      $(3,577)  $(109,702)   $ (502)   $(109,702)  $(113,279)
    2001
Net loss for the year ended
  December 31, 2002                       (64)      (3,169)        --     (3,169)    (3,233)
Partner's deficit at December 31,
    2002                               (3,641)    (112,369)     (502)   (112,871)  (116,512)
Net loss for the year ended
  December 31, 2003                      (101)      (4,942)       --     (4,942)    (5,043)
Partners' deficit at December 31,
   2003                               (3,742)    (117,311)      (502)    (117,813)  (121,555)
Net loss for the year ended
  December 31, 2004, as restated        (130)      (6,375)        --       (6,375)    (6,505)
Partners' deficit at
  December 31, 2004, as restated
                                      $(3,872)    $(123,686)   $ (502)   $(124,188) $(128,060)


                                               VMS National Residential Portfolio II
                                                          Limited Partners

                                       General    Accumulated Subscription
                                       Partner     Deficit      Notes       Total      Total

Partners' deficit at December 31,      $(1,497)    $(45,850)   $ (328)    $(46,178)  $(47,675)
   2001

Net loss for the year ended
  December 31, 2002                        (27)      (1,313)      --       (1,313)    (1,340)
Partner's deficit at December 31,
   2002                                 (1,524)     (47,163)     (328)    (47,491)   (49,015)
Net loss for the year ended
  December 31, 2003                        (42)      (2,049)      --       (2,049)    (2,091)
Partners' deficit at December 31,
2003                                    (1,566)     (49,212)     (328)    (49,540)   (51,106)
Net loss for the year ended
  December 31, 2004, as restated           (54)      (2,643)       --      (2,643)    (2,697)
Partners' deficit at December 31,      $(1,620)    $(51,855)   $ (328)    $(52,183) $(53,803)
2004
Combined partners' deficit at
  December 31, 2004, as restated       $(5,492)   $(175,541)   $ (830)   $(176,371) $(181,863)

           See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           For The Years Ended December 31,
                                                            2004           2003         2002
                                                       (as restated)
Cash flows from operating activities:
  Net loss                                                $(9,202)       $(7,134)      $(4,573)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                           7,147          6,984         6,769
     Amortization of mortgage discounts                     5,533          5,079         4,562
     Casualty gain                                            (45)          (164)         (513)
     Change in accounts:
      Receivables and deposits                               (321)            45          (135)
      Other assets                                           (152)          (207)          (70)
      Accounts payable                                       (353)           509          (560)
      Tenant security deposit liabilities                       6            (44)         (120)
      Accrued interest                                      1,886          1,032           757
      Accrued property taxes                                   95             (3)           34
      Due to affiliate                                        403            291           291
      Other liabilities                                         6             (1)          461
         Net cash provided by operating activities          5,003          6,387         6,903

Cash flows from investing activities:
  Property improvements and replacements                   (2,923)        (2,786)       (4,187)
  Insurance proceeds received                                  74            196           656
  Net (deposits to) withdrawals from restricted
    escrows                                                  (219)           (47)          611
         Net cash used in investing activities             (3,068)        (2,637)       (2,920)

Cash flows from financing activities:
  Payments on mortgage notes payable                       (4,374)        (4,795)       (6,225)
  Advances from (payments to) an affiliate                  2,742             (3)            3
      Net cash used in financing activities                (1,632)        (4,798)       (6,222)
Net increase (decrease) in cash and cash
  equivalents                                                 303         (1,048)       (2,239)
Cash and cash equivalents at beginning of year              1,761          2,809         5,048
Cash and cash equivalents at end of year                  $ 2,064        $ 1,761       $ 2,809

Supplemental disclosure of cash flow information:
  Cash paid for interest, including approximately
   $465, $1,600, and $1,984 paid to an affiliate          $ 9,262        $10,346       $11,268

Supplemental disclosure of non-cash information:
  Accrued interest added to mortgage notes payable        $ 2,124         $ 937        $ 1,053
  Property improvements and replacements included
   in accounts payable and other liabilities               $ 857          $ 330         $ 25

           See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                December 31, 2004

Note A - Correction of an Error

As disclosed in Note E to the combined financial statements of VMS National Properties Joint Venture (the "Venture"), the Venture has a participating mortgage note for which the estimated fair value of the participation feature is periodically evaluated. During the year ended December 31, 2004 the fair value of the participation feature was reevaluated which resulted in the fair value of the participation feature being reduced by approximately $4,509,000. When the reevaluation was done there was an error made in the calculation regarding the amortization of the discount on the mortgage participation liability. The combined financial statements of the Venture have been restated to reflect an increase in the amount of amortization expense of approximately $711,000 for the year ended December 31, 2004. The only financial statement line items included below are those that have been restated from the originally reported amounts.

                                                        As of December 31, 2004
                                                             (in thousands)

                                                    As Previously
                                                      Reported         As Restated

Mortgage participation liability                     $ 18,554           $ 19,265
Partners' deficit                                    (181,152)          (181,863)
Interest expense                                       16,383             17,094
Total expense                                          39,065             39,776
Net loss                                               (8,491)            (9,202)
Net loss allocated to General Partner                    (170)              (184)
Net loss allocated to Limited Partner                  (8,321)            (9,018)
Net loss per limited partnership interest:
     Portfolio I                                       (9,134)            (9,899)
     Portfolio II                                      (9,135)            (9,898)

Note B - Organization and Summary of Significant Accounting Policies

Organization:

The Venture was formed as a general partnership pursuant to the Uniform Venture Act of the State of Illinois and a joint venture agreement (the "Venture Agreement") dated September 27, 1984, between VMS National Residential Portfolio I ("Portfolio I") and VMS National Residential Portfolio II ("Portfolio II") (collectively, the "Ventures"). Effective December 12, 1997, the managing general partner of each of the Ventures was transferred from VMS Realty Investment, Ltd. ("VMSRIL") (formerly VMS Realty Partners) to MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), a wholly-owned subsidiary of MAE GP Corporation ("MAE GP") and an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged with Insignia Properties Trust ("IPT"), which was an affiliate of Insignia. Effective October 1, 1998 and February 26, 1999, Insignia and IPT were respectively merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Venture Agreement provides that the Venture is to terminate on December 8, 2044, unless terminated prior to such date. The Venture owns and operates 15 residential apartment complexes located in or near major urban areas in the United States.

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

Note C - Mortgage Notes Payable

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

The Venture has recorded the estimated fair value of the participation feature as a mortgage participation liability of approximately $32,009,000 and $36,518,000 for the years ended December 31, 2004 and 2003, respectively. The Managing General Partner reevaluated the fair value of the participation feature during the year ended December 31, 2004 and concluded that the fair value of the participation feature should be reduced by approximately $4,509,000. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties. These fair values were determined using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors. The reduction in the fair value of the participation feature is attributable to an increase in the estimated value of the junior loans and advances from the Managing General Partner that will be due at maturity partially offset by an increase in the estimated fair value of the collateral properties. During the years ended December 31, 2004 and 2003, the Venture amortized approximately $5,533,000 and $5,079,000, respectively, of the mortgage participation debt discount which is included in interest expense. The related mortgage participation debt discount at December 31, 2004 and 2003 was approximately $12,744,000 and $22,786,000, respectively.

Note F - Casualty Gain

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


                          Gross Amount At Which Carried
                              At December 31, 2004
                                 (in thousands)

                                    Buildings             Accumu-
                                   And Related             lated   Year Of   Date Of
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

Note J - Income Taxes

The following is a reconciliation of reported net loss per the financial statements to the Federal taxable income to partners (in thousands except per unit amounts):

                                         2004            2003           2002
                                     (as restated)

Net loss as reported                   $ (9,202)        $ (7,134)      $ (4,573)
  Depreciation differences                 4,368           4,120          1,437
  Unearned income                            (62)             14            166
  Casualty loss                              (45)           (124)          (566)
  Residual proceeds expense                5,533           5,079          4,562
  Other                                       33             645             63
Federal taxable income                 $     625         $ 2,600        $ 1,089

Portfolio I Allocation                 $     441         $ 1,836        $    768
Portfolio II Allocation                      184             764             319

Net income per limited partnership interest:
    Portfolio I Allocation             $   2,772         $ 4,147         $ 2,569
    Portfolio II Allocation                2,797           4,183           2,591

The following is a reconciliation between the Venture's reported amounts and Federal tax basis of net liabilities at December 31, 2004 and 2003 (in thousands):

                                                    2004           2003

   Net liabilities as reported                   $(181,863)      $(172,661)
   Land and buildings                               16,808          17,099
   Accumulated depreciation                        (34,738)        (39,079)
   Syndication costs                                17,650          17,650
   Deferred gain                                    42,225          42,225
   Other deferred costs                              9,601           9,601
   Other                                           (52,213)        (52,457)
   Notes payable                                     4,882           4,882
   Subscription notes receivable                     1,837           1,837
   Mortgage payable                                (47,727)        (47,727)
   Residual proceeds liability                      19,265          13,732
   Accrued interest                                  9,571           9,571
      Net liabilities - Federal tax basis        $(194,702)      $(195,327)

Note K - Contingencies

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

Note L - Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the Venture (in thousands, except per interest data):

                                       1st       2nd          3rd         4th
2004                                 Quarter   Quarter      Quarter     Quarter    Total
                                                          (restated)   (restated)
                                                              (A) (B)
Total revenues                       $ 7,474   $ 7,453      $ 7,764     $ 7,883   $30,574

Total expenses                         9,643     9,919        9,791      10,423    39,776

Net loss                             $(2,169)  $(2,466)     $(2,027)    $(2,540) $ (9,202)

Net loss per limited partnership
  interest:
  Portfolio I (644 interests issued
     and outstanding)                $(2,334)  $(2,652)     $(2,181)    $(2,732) $ (9,899)
  Portfolio II (267 interests issued
    and outstanding)                 $(2,333)  $(2,652)     $(2,182)    $(2,731) $ (9,898)

(A) The third quarter of 2004 has been restated to reflect a change in estimate which resulted in a decrease in the fair value of the mortgage participation liability effective July 1, 2004.

(B) The fourth quarter of 2004 has been restated to correct an error in the calculation regarding the amortization of the discount on the mortgage participation liability, as further discussed in Note A.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 9a.    Controls and Procedures

(a) Disclosure Controls and Procedures. The Venture's management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Venture's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Venture's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Venture's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Venture's disclosure controls were not effective due to the Venture's failure to properly calculate the mortgage participation liability when the participation feature was reevaluated during 2004. Actions taken include improving the education of accounting personnel to ensure the understanding and application of the participation feature, as well as improving the Venture's accounting review procedures. The Venture's management believes that, as of the date of this filing, the Venture's ineffective disclosure controls have been fully remediated.

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


                                    Date: August 26, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Venture and in the capacities and on the dates indicated.


/s/Harry G. Alcock            Director and Executive  Date: August 26, 2005
Harry G. Alcock               Vice President



/s/Martha L. Long             Director and Senior     Date: August 26, 2005
Martha L. Long                Vice President



/s/Stephen B. Waters          Vice President          Date: August 26, 2005
Stephen B. Waters

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

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 11




                      VMS NATIONAL PROPERTIES JOINT VENTURE
                      CALCULATION OF NET LOSS PER INVESTOR
                      (in thousands, except per unit data)




                                                   For the Years Ended December 31,
                                                    2004          2003         2002

 VMS National Properties net loss                 $ (9,202)      $(7,132)     $(4,573)
   Portfolio I net loss                                 --            (1)          --
   Portfolio II net loss                                --            (1)          --
 Combined net loss                                $ (9,202)      $(7,134)     $(4,573)

 Portfolio I allocation:
   70.69% VMS National Properties net loss        $ (6,505)      $(5,042)     $(3,233)
   100.00% Portfolio I net loss                         --            (1)          --
                                                  $ (6,505)      $(5,043)     $(3,233)

 Net loss to general partner (2%)                  $ (130)       $ (101)       $ (64)

 Net loss to limited partners (98%)               $ (6,375)      $(4,942)     $(3,169)

 Number of Limited Partner interests                   644           644          644

 Net loss per limited Venture interest            $ (9,899)      $(7,674)     $(4,921)

 Portfolio II allocation:
   29.31% VMS National Properties net loss        $ (2,697)      $(2,090)     $(1,340)
   100% Portfolio II net loss                           --            (1)          --
                                                  $ (2,697)      $(2,091)     $(1,340)

 Net loss to general partner (2%)                  $ (54)         $ (42)       $ (27)

 Net loss to limited partners (98%)               $ (2,643)      $(2,049)     $(1,313)

 Number of Limited Partner interests                   267           267          267

 Net loss per limited Venture interest            $ (9,898)      $(7,674)     $(4,918)

Exhibit 31.1


                                  CERTIFICATION

I, Martha L. Long, certify that:

1. I have reviewed this annual report on Form 10-K/A No. 1 National Properties Joint Venture;

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

Date:  August 26, 2005
                                          /s/Martha L. Long
                                          Martha L. Long
                                          Senior  Vice  President  of  MAERIL,
                                          Inc.,   equivalent   of  the   chief
                                          executive officer of the Venture

Exhibit 31.2


                                  CERTIFICATION


I, Stephen B. Waters, certify that:


1. I have reviewed this annual report on Form 10-K/A No. 1 of VMS National Properties Joint Venture;

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

Date:  August 26, 2005

                                          /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President of MAERIL, Inc.,
                                          equivalent of the chief financial
                                          officer of the Venture

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-K/A No. 1 of VMS National Properties Joint Venture (the "Venture"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Venture, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Venture, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Venture.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 26, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 26, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Venture for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.