Form 10-Q/A
period 2005-03-31
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2005-08-26
CIK 789089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Form 10-Q/A No. 1

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


                                Explanatory Note

VMS National Properties Joint Venture (the "Venture" or "Registrant") is filing this Amendment on Form 10-Q (the "Amendment") for the sole purpose of amending the Venture's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (the "Original Filing"). This Amendment corrects an error made at December 31, 2004 in the amortization of the reevaluated mortgage participation liability along with correcting an error made during the quarter ended March 31, 2005 relating to erroneously changing the payable date assumption to June 30, 2007. Because of the errors noted above, the Venture's combined financial statements showed an understatement of net loss for the quarterly period ended March 31, 2005. These errors have been corrected in the restated combined financial statements.

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


                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                             COMBINED BALANCE SHEETS
                                 (in thousands)


                                                            March 31,      December 31,
                                                               2005            2004
                                                           (Unaudited)        (Note)
                                                          (as Restated)    (as Restated)
Assets:
  Cash and cash equivalents                                  $ 1,749          $ 2,064
  Receivables and deposits                                      2,284            2,009
  Restricted escrows                                              670            1,115
  Other assets                                                  1,251              737
  Investment properties:
   Land                                                        13,404           13,404
   Buildings and related personal property                    156,501          155,459
                                                              169,905          168,863
   Less accumulated depreciation                             (121,339)        (119,509)
                                                               48,566           49,354
                                                             $ 54,520        $ 55,279
Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                           $ 1,773          $ 1,328
  Tenant security deposit liabilities                             830              855
  Accrued property taxes                                        1,015              695
  Other liabilities                                               683              827
  Accrued interest                                                584              560
  Due to affiliates (Note D)                                    7,831            7,335
  Mortgage notes payable, including $21,906 and
   $22, 123 due to an affiliate at March 31, 2005 and
   December 31, 2004, respectively (Note D)                   121,258          121,992
  Mortgage participation liability (Note C)                    20,711           19,265
  Notes payable (Note B)                                       42,060           42,060
  Deferred gain on extinguishment of debt (Note B)             42,225           42,225

Partners' Deficit                                            (184,450)        (181,863)
                                                             $ 54,520        $ 55,279

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

           See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
             (in thousands, except per partnership interest data)



                                                                Three Months Ended
                                                                       March 31,
                                                                2005           2004
Revenues:                                                  (as restated)
   Rental income                                              $ 7,259        $ 6,885
   Other income                                                   563            589
       Total revenues                                           7,822          7,474

Expenses:
   Operating                                                    3,237          2,632
   Property management fees to an affiliate                       308            298
   General and administrative                                     155            145
   Depreciation                                                 1,830          1,784
   Interest                                                     4,333          4,247
   Property taxes                                                 546            537
       Total expenses                                          10,409          9,643

Net loss                                                      $(2,587)       $(2,169)

Net loss allocated to general partners (2%)                    $ (52)         $ (43)
Net loss allocated to limited partners (98%)                   (2,535)        (2,126)
                                                              $(2,587)       $(2,169)

Net loss per limited partnership interest:
   Portfolio I (644 interests issued and outstanding)         $(2,783)       $(2,334)
   Portfolio II (267 interests issued and outstanding)        $(2,783)       $(2,333)

           See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

             COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                                 (in thousands)
                                  (as Restated)


                                       VMS National Residential Portfolio I
                                                 Limited Partners
                                                                   Limited
                         General    Accumulated   Subscription    Partners'
                         Partners     Deficit        Notes          Total        Total

Partners' deficit at
  December 31, 2004      $(3,872)    $(123,686)      $ (502)      $(124,188)   $(128,060)

Net loss for the
  three months ended
  March 31, 2005             (37)       (1,792)          --          (1,792)      (1,829)

Partners' deficit at
  March 31, 2005         $(3,909)    $(125,478)      $ (502)      $(125,980)   $(129,889)


                                      VMS National Residential Portfolio II
                                                Limited Partners
                                                                  Limited
                         General    Accumulated  Subscription    Partners'
                         Partners     Deficit        Notes         Total        Total

Partners' deficit at
  December 31, 2004      $(1,620)    $ (51,855)     $ (328)      $ (52,183)   $ (53,803)

Net loss for the
  three months ended
  March 31, 2005             (15)         (743)          --           (743)        (758)

Partners' deficit at
  March 31, 2005         $(1,635)    $ (52,598)     $ (328)      $ (52,926)   $ (54,561)

Combined total           $(5,544)    $(178,076)     $ (830)      $(178,906)   $(184,450)


           See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                Three Months Ended
                                                                    March 31,
                                                                 2005         2004
                                                            (as restated)
Cash flows from operating activities:
  Net loss                                                     $(2,587)      $(2,169)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                1,830         1,784
     Amortization of mortgage discounts                          1,446         1,359
     Change in accounts:
      Receivables and deposits                                    (275)         (292)
      Other assets                                                (514)         (690)
      Accounts payable                                             522           404
      Tenant security deposit liabilities                          (25)           (8)
      Accrued property taxes                                       320           270
      Accrued interest                                             449           515
      Other liabilities                                           (144)         (159)
      Due to affiliate                                             257           138
        Net cash provided by operating activities                1,279         1,152

Cash flows from investing activities:
  Property improvements and replacements                        (1,119)         (614)
  Net withdrawals from (deposits to) restricted escrows            445           (39)
        Net cash used in investing activities                     (674)         (653)

Cash flows from financing activities:
  Payments on mortgage notes payable                            (1,159)       (1,086)
  Advances from an affiliate                                       239           763
        Net cash used in financing activities                     (920)         (323)

Net (decrease) increase in cash and cash equivalents              (315)          176
Cash and cash equivalents at beginning of period                 2,064         1,761
Cash and cash equivalents at end of period                     $ 1,749       $ 1,937

Supplemental disclosure of cash flow information:
  Cash paid for interest, including approximately $156 and
   $185 paid to an affiliate                                   $ 2,256       $ 2,292

Supplemental disclosure of non-cash activity:
  Accrued interest added to mortgage notes payable              $ 425         $ 479

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


           See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Correction of an Error

As disclosed in Note D to the combined financial statements of VMS National Properties Joint Venture (the "Venture" or the "Registrant"), the Venture has a participating mortgage note for which the estimated fair value of the participation feature is periodically evaluated. During the year ended December 31, 2004 the fair value of the participation feature was reevaluated which resulted in the fair value of the participation feature being reduced by approximately $4,509,000. At December 31, 2004 there was an error made in the calculation regarding the amortization of the discount on the mortgage participation liability. For the year ended December 31, 2004 it was originally estimated that the mortgage participation liability would be payable as of December 31, 2006 and accordingly the remaining discount was to be amortized until this date. During the first quarter of 2005, the payable date assumption was erroneously changed to June 30, 2007. This change in date had no effect on the calculation of fair value however it did impact the monthly recognition of amortization expense related to the participation feature. The combined financial statements of the Venture have been restated to correct the error in the calculation of amortization and the erroneous payable date assumption which resulted in an increase in the amount of amortization expense of approximately $91,000 for the three months ended March 31, 2005. The only financial statement line items included below are those that have been restated from the originally reported amounts.

                                        As of March 31, 2005        As of December 31, 2004
                                           (in thousands)                (in thousands)

                                    As Previously                 As Previously
                                       Reported     As Restated      Reported     As Restated

Mortgage participation liability       $ 19,909       $ 20,711       $ 18,554      $ 19,265
Partners' deficit                      (183,648)      (184,450)      (181,152)     (181,863)
Interest expense                          4,242          4,333
Total expense                            10,318         10,409
Net loss                                 (2,496)        (2,587)
Net loss allocated to
   general partner                          (50)           (52)
Net loss allocated to
   limited partner                       (2,446)        (2,535)
Net loss per limited partnership
   interest:
     Portfolio I                         (2,685)        (2,783)
     Portfolio II                        (2,685)        (2,783)

Note B - Basis of Presentation

The accompanying unaudited combined financial statements of Venture have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results which may be expected for the year ending December 31, 2005. For further information, refer to the combined financial statements and footnotes thereto included in the Venture's Annual Report on Form 10-K for the year ended December 31, 2004. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note C - Deferred Gain and Notes Payable

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

The Venture has recorded the estimated fair value of the participation feature as a mortgage participation liability of approximately $32,009,000 and $36,518,000 for the three months ended March 31, 2005 and 2004, respectively. The Managing General Partner reevaluated the fair value of the participation feature during the year ended December 31, 2004 and concluded that the fair value of the participation feature should be reduced by approximately $4,509,000. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the income of the collateral properties. These fair values were determined using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors. The reduction in the fair value of the participation feature is attributable to an increase in the estimated value of the junior loans and advances from the Managing General Partner that will be due at maturity partially offset by an increase in the estimated fair value of the collateral properties. During the three months ended March 31, 2005 and 2004, the Venture amortized approximately $1,446,000 and $1,359,000, respectively, of the mortgage participation debt discount which is included in interest expense. The related mortgage participation debt discount at March 31, 2005 and December 31, 2004 was approximately $11,298,000 and $12,744,000, respectively.

Note E - Transactions with Affiliated Parties

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

At March 31, 2005 and December 31, 2004, the Venture owed loans of approximately $6,587,000 and $6,348,000 to an affiliate of the Managing General Partner plus accrued interest thereon of approximately $1,142,000 and $987,000, respectively, which are included in due to affiliates on the combined balance sheets. These loans were made in accordance with the Joint Venture Agreement and accrue interest at the prime rate plus 3% (8.75% at March 31, 2005). The Venture recognized interest expense of approximately $155,000 and $80,000 during the three months ended March 31, 2005 and 2004, respectively. Subsequent to March 31, 2005, an affiliate of the Managing General Partner loaned Vista Village Apartments, Crosswood Park, North Park Apartments and The Towers of Westchester Park approximately $70,000, $43,000, $186,000 and $101,000, respectively, to cover outstanding capital improvement payables.

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

Note F - Casualty Event

On February 28, 2005, a fire was caused by a contractor working at Casa de Monterey that severely damaged six units of an eight unit apartment building. The estimated repairs will total approximately $500,000, all of which will be paid for by insurance proceeds. The Managing General Partner does not believe the Venture will incur a loss as a result of the casualty.

Note G - Contingencies

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

Results of Operations

The Venture recorded a net loss for the three months ended March 31, 2005 of approximately $2,587,000 compared to a net loss of approximately $ 2,169,000 for the corresponding period in 2004. The increase in net loss for the three month period is due to an increase in total expenses partially offset by an increase in total revenues.

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

Total expenses increased primarily due to increases in operating, interest and depreciation expenses. General and administrative, property tax and property management fee expenses remained relatively constant for the comparable periods. Operating expenses increased primarily due to increases in property and administrative expenses. Property expenses increased due to increases in salaries and related employee expenses at ten of the Venture's properties and utilities at eight of the Venture's properties. Administrative expenses increased due to an increase in legal expenses at all of the Venture's properties relating to the New Mezzanine Loan discussed below, training and travel at five of the Venture's properties and contract services at four of the Venture's properties. Interest expense increased as a result of an increase in interest charged on advances from an affiliate of the Managing General Partner and the amortization of the debt discount related to the mortgage participation liability, as a result of a change in estimate discussed below, partially offset by a decrease in interest on the senior and junior debt due to principal reduction payments. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated.

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

The Venture has recorded the estimated fair value of the participation feature as a mortgage participation liability of approximately $32,009,000 and $36,518,000 for the three months ended March 31, 2005 and 2004, respectively. The Managing General Partner reevaluated the fair value of the participation feature during the year ended December 31, 2004 and concluded that the fair value of the participation feature should be reduced by approximately $4,509,000. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the income of the collateral properties. These fair values were determined using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors. The reduction in the fair value of the participation feature is attributable to an increase in the estimated value of the junior loans and advances from the Managing General Partner that will be due at maturity partially offset by an increase in the estimated fair value of the collateral properties. During the three months ended March 31, 2005 and 2004, the Venture amortized approximately $1,446,000 and $1,359,000, respectively, of the mortgage participation debt discount which is included in interest expense. The related mortgage participation debt discount at March 31, 2005 and December 31, 2004 was approximately $11,298,000 and $12,744,000, respectively.

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

ITEM 4.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Venture's management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Venture's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Venture's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Venture's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Venture's disclosure controls were not effective due to the Venture's failure to properly calculate the mortgage participation liability when the participation feature was reevaluated during 2004 and using an incorrect payable date assumption during the first quarter of 2005. Actions taken include improving the education of accounting personnel to ensure the understanding and application of the participation feature, as well as improving the Venture's accounting review procedures. The Venture's management believes that, as of the date of this filing, the Venture's ineffective disclosure controls have been fully remediated.

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


                                    Date: August 26, 2005

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

Exhibit 11




                      VMS NATIONAL PROPERTIES JOINT VENTURE

                      CALCULATION OF NET LOSS PER INVESTOR
              (in thousands, except per partnership interest data)


                                                          For the Three Months
                                                              Ended March 31,
                                                             2005         2004
                                                       (as restated)
VMS National Properties net loss                          $(2,587)       $(2,169)
  Portfolio I net loss                                         --             --
  Portfolio II net loss                                        --             --
        Combined net loss                                 $(2,587)       $(2,169)

Portfolio I allocation:
  70.69% VMS National Properties net loss                 $(1,829)       $(1,533)
  100.00% Portfolio I net loss                                 --             --
                                                          $(1,829)        $(1,533)

Net loss to general partner (2%)                           $ (37)         $ (30)

Net loss to limited partners (98%)                        $(1,792)       $(1,503)

Number of Limited Partner units                               644            644

Net loss per limited partnership interest                 $(2,783)       $(2,334)

Portfolio II allocation:
  29.31% VMS National Properties net loss                  $ (758)       $ (636)
  100.00% Portfolio II net loss                                --             --
                                                           $ (758)       $ (636)

Net loss to general partner (2%)                           $ (15)         $ (13)

Net loss to limited partners (98%)                         $ (743)       $ (623)

Number of Limited Partner units                               267            267

Net loss per limited partnership interest                 $(2,783)       $(2,333)

Exhibit 31.1


                                  CERTIFICATION

I, Martha L. Long, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A No. 1 of VMS National Properties Joint Venture;

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

Date:  August 26, 2005
                                          /s/Martha L. Long
                                          Martha L. Long
                                          Senior  Vice  President  of  MAERIL,
                                          Inc.,   equivalent   of  the   chief
                                          executive officer of the Venture

Exhibit 31.2


                                  CERTIFICATION


I, Stephen B. Waters, certify that:


1. I have reviewed this quarterly report on Form 10-Q/A No. 1 of VMS National Properties Joint Venture;

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

Date:  August 26, 2005

                                          /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President of MAERIL, Inc.,
                                          equivalent of the chief financial
                                          officer of the Venture

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q/A No. 1 of VMS National Properties Joint Venture (the "Venture"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Venture, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Venture, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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