Form 10-Q
period 2005-06-30
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2005-08-26
CIK 789089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005

                                       or

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



                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                      VMS NATIONAL PROPERTIES JOINT VENTURE

                             COMBINED BALANCE SHEETS
                                 (in thousands)


                                                              June 30,    December 31,
                                                                2005          2004
                                                            (Unaudited)    (Restated)
                                                                             (Note)
Assets:
  Cash and cash equivalents                                   $ 1,560        $ 2,064
  Receivables and deposits                                       1,915          2,009
  Restricted escrows                                               412          1,115
  Other assets                                                   1,142            737
  Investment properties:
   Land                                                         13,404         13,404
   Buildings and related personal property                     158,988        155,459
                                                               172,392        168,863
   Less accumulated depreciation                              (123,203)      (119,509)
                                                                49,189         49,354
                                                              $ 54,218      $ 55,279
Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                            $ 2,022        $ 1,328
  Tenant security deposit liabilities                              862            855
  Accrued property taxes                                           702            695
  Other liabilities                                                762            827
  Accrued interest                                               1,035            560
  Due to affiliate (Note D)                                      8,375          7,335
  Mortgage notes payable, including $21,863 and $22,123
   due to an affiliate at June 30, 2005 and
   December 31, 2004, respectively (Note D)                    120,773        121,992
  Mortgage participation liability (Note C)                     22,267         19,265
  Notes payable (Note B)                                        42,060         42,060
  Deferred gain on extinguishment of debt (Note B)              42,225         42,225

Partners' Deficit                                             (186,865)      (181,863)
                                                              $ 54,218      $ 55,279

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

           See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)
             (in thousands, except per partnership interest data)



                                           Three Months Ended         Six Months Ended
                                                June 30,                  June 30,
                                            2005        2004         2005         2004
Revenues:
  Rental income                           $ 7,451      $ 6,852      $14,710      $13,737
  Other income                                526          564        1,089        1,153
  Casualty gain (Note E)                       --           37           --           37
      Total revenues                        7,977        7,453       15,799       14,927

Expenses:
  Operating                                 2,942        2,852        6,179        5,484
  Property management fees to an
    affiliate                                 307          293          615          591
  General and administrative                  225          150          380          295
  Depreciation                              1,864        1,794        3,694        3,578
  Interest                                  4,510        4,299        8,843        8,546
  Property taxes                              544          531        1,090        1,068
       Total expenses                      10,392        9,919       20,801       19,562

Net loss                                  $(2,415)     $(2,466)     $(5,002)     $(4,635)

Net loss allocated to general
  partners (2%)                            $ (48)       $ (50)      $ (100)       $ (93)
Net loss allocated to limited
  partners (98%)                           (2,367)      (2,416)      (4,902)      (4,542)

                                          $(2,415)     $(2,466)     $(5,002)     $(4,635)
Net loss per limited partnership interest:
   Portfolio I (644 interests
     issued and outstanding)              $(2,597)     $(2,652)     $(5,380)     $(4,986)
   Portfolio II (267 interests
     issued and outstanding)              $(2,599)     $(2,652)     $(5,382)     $(4,985)


           See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

             COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                                 (in thousands)



                                       VMS National Residential Portfolio I
                                                 Limited Partners
                                                                  Limited
                         General    Accumulated   Subscription    Partners'
                         Partners     Deficit        Notes          Total        Total

Partners' deficit at
  December 31, 2004,
   as restated           $(3,872)    $(123,686)      $ (502)      $(124,188)   $(128,060)

Net loss for the
  six months ended
  June 30, 2005              (71)       (3,465)          --          (3,465)      (3,536)

Partners' deficit at
  June 30, 2005          $(3,943)    $(127,151)      $ (502)      $(127,653)   $(131,596)


                                      VMS National Residential Portfolio II
                                                Limited Partners
                                                                 Limited
                         General    Accumulated  Subscription    Partners'
                         Partners     Deficit        Notes         Total        Total

Partners' deficit at
  December 31, 2004      $(1,620)    $ (51,855)     $ (328)      $ (52,183)   $ (53,803)

Net loss for the
  six months ended
  June 30, 2005              (29)       (1,437)          --         (1,437)      (1,466)

Partners' deficit at
  June 30, 2005          $(1,649)    $ (53,292)     $ (328)      $ (53,620)   $ (55,269)

Combined total at
  June 30, 2005          $(5,592)    $(180,443)     $ (830)      $(181,273)   $(186,865)


           See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2005          2004
Cash flows from operating activities:
  Net loss                                                      $(5,002)     $(4,635)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                 3,694        3,578
     Amortization of mortgage discounts                           3,002        2,754
     Casualty gain                                                   --          (37)
     Change in accounts:
      Receivables and deposits                                       94         (161)
      Other assets                                                 (405)        (397)
      Accounts payable                                              216         (106)
      Tenant security deposit liabilities                             7            7
      Accrued property taxes                                          7          (23)
      Due to affiliate                                              514          171
      Accrued interest                                            1,117        1,021
      Other liabilities                                             (65)           2
        Net cash provided by operating activities                 3,179        2,174

Cash flows from investing activities:
  Property improvements and replacements                         (3,051)      (1,050)
  Net withdrawals from (deposits to) restricted escrows             703         (154)
  Net insurance proceeds                                             --           65
        Net cash used in investing activities                    (2,348)      (1,139)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (1,861)      (2,167)
  Payments on advances from an affiliate                           (822)          --
  Advances from an affiliate                                      1,348        1,132
        Net cash used in financing activities                    (1,335)      (1,035)

Net decrease in cash and cash equivalents                          (504)          --
Cash and cash equivalents at beginning of period                  2,064        1,761
Cash and cash equivalents at end of period                      $ 1,560      $ 1,761

Supplemental disclosure of cash flow information:
  Cash paid for interest, including approximately $309 and
   $266 paid to an affiliate                                    $ 4,367      $ 4,614

Supplemental disclosure of non-cash activity:
  Accrued interest added to mortgage notes payable               $ 642       $ 1,119

At  June  30,  2005  and  December  31,  2004  accounts   payable  and  property
improvements  and  replacements  were adjusted by  approximately  $1,335,000 and
$857,000, respectively.

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


           See Accompanying Notes to Combined Financial Statements

                      VMS NATIONAL PROPERTIES JOINT VENTURE

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited combined financial statements of VMS National Properties Joint Venture (the "Venture" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results which may be expected for the year ending December 31, 2005. For further information, refer to the combined financial statements and footnotes thereto included in the Venture's Annual Report on Form 10-K for the year ended December 31, 2004. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Venture amended its Form 10-K for the year ended December 31, 2004 and its Form 10-Q for the three months ended March 31, 2005 to correct an error made at December 31, 2004 in the amortization of the reevaluated mortgage participation liability along with correcting an error made during the quarter ended March 31, 2005 relating to erroneously changing the payable date assumption to June 30, 2007. As a result of these errors the balance sheet as of December 31, 2004, including the partners' deficit, has been restated to reflect the correction of these errors.

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

At June 30, 2005 and December 31, 2004, the $38,810,000 Assignment Note is non-interest bearing and is payable only after payment of debt of higher priority, including the senior and junior mortgage notes payable. Pursuant to Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Assignment Note, the Long-Term Loan Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. Interest expense was being recognized through the amortization of the discount which became fully amortized in January 2000.

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

The Venture has recorded the estimated fair value of the participation feature as a mortgage participation liability of approximately $32,531,000 and $36,518,000 for the six months ended June 30, 2005 and 2004, respectively. The Managing General Partner reevaluated the fair value of the participation feature during the three months ended June 30, 2005 and the year ended December 31, 2004 and concluded that the fair value of the participation feature should be increased by approximately $522,000 and reduced by approximately $4,509,000, respectively. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the income of the collateral properties. These fair values were determined using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors. The increase in the fair value of the participation feature for the three months ended June 30, 2005 is attributable to a modification of the calculation of the residual value with respect to whether the various liabilities are to be paid before or after the 50/50 split partially offset by a further increase in the estimated value of the junior loans and advances from the Managing General Partner that will be due at maturity. The reduction in the fair value of the participation feature as of December 31, 2004 is attributable to an increase in the estimated value of the junior loans and advances from the Managing General Partner that will be due at maturity partially offset by an increase in the estimated fair value of the collateral properties. During the six months ended June 30, 2005 and 2004, the Venture amortized approximately $3,002,000 and $2,754,000, respectively, of the mortgage participation debt discount which is included in interest expense. The related mortgage participation debt discount at June 30, 2005 and December 31, 2004 was approximately $10,264,000 and $12,744,000, respectively.

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

Asset management fees of approximately $178,000 and $161,000 were charged by affiliates of the Managing General Partner for the six months ended June 30, 2005 and 2004, respectively. These fees are included in general and administrative expense. At June 30, 2005, approximately $178,000 of such fees were owed and are included in due to affiliates. No amounts were owed at December 31, 2004.

Affiliates of the Managing General Partner receive a percentage of the gross receipts from all of the Venture's properties as compensation for providing property management services. The Venture paid to such affiliates approximately $615,000 and $590,000 for the six months ended June 30, 2005 and 2004, respectively, which are included in property management fee expense.

Affiliates of the Managing General Partner charged the Venture reimbursement of accountable administrative expenses amounting to approximately $50,000 for each of the six month periods ended June 30, 2005 and 2004. These expenses are included in general and administrative expense.

During the six months ended June 30, 2005 and 2004, the Venture paid fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $251,000 and $33,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties and are included in investment properties.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $62,000 for each of the six month periods ended June 30, 2005 and 2004. These expenses are included in operating expense.

At June 30, 2005 and December 31, 2004, the Venture owed loans of approximately $6,875,000 and $6,348,000 to an affiliate of the Managing General Partner plus accrued interest thereon of approximately $1,322,000 and $987,000, respectively, which are included in due to affiliates on the combined balance sheets. These loans were made in accordance with the Joint Venture Agreement and accrue interest at the prime rate plus 3% (9.25% at June 30, 2005). The Venture recognized interest expense of approximately $337,000 and $175,000 during the six months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005, the Venture paid approximately $822,000 of principal and approximately $2,000 of accrued interest on loans owed to an affiliate of the Managing General Partner. No amounts were paid during the six months ended June 30, 2004. Subsequent to June 30, 2005, an affiliate of the Managing General Partner loaned thirteen of the properties approximately $1,250,000 to cover outstanding capital improvement payables and two properties approximately $300,000 to cover operating expenses.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At June 30, 2005 and December 31, 2004, the outstanding balance of approximately $79,000 is included in other liabilities.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the bankruptcy plan. There were no property dispositions for which proceeds were received during either of the six month periods ended June 30, 2005 or 2004.

The junior debt of approximately $21,863,000 and $22,123,000 at June 30, 2005 and December 31, 2004, respectively, is held by an affiliate of the Managing General Partner. The monthly principal and interest payments are based on monthly excess cash flow for each property, as defined in the mortgage agreement. During the six months ended June 30, 2005 and 2004, the Venture recognized interest expense of approximately $1,227,000 and $1,233,000, respectively.

The Venture insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Venture insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2005 and 2004, the Venture was charged by AIMCO and its affiliates approximately $441,000 and $423,000 for insurance coverage and fees associated with policy claims administration.

Note E - Casualty Events

On February 28, 2005, a fire was caused by a contractor working at Casa de Monterey that severely damaged six units of an eight unit apartment building. The estimated repairs will total approximately $500,000, all of which will be paid for by insurance proceeds. The Managing General Partner does not believe the Venture will incur a loss as a result of the casualty.

On May 27, 2005, a fire caused by burning candles at Watergate severely damaged eight units at the property. The estimated repairs will total approximately $260,000, all of which will be paid for by insurance proceeds. The Managing General Partner does not believe the Venture will incur a loss as a result of the casualty.

Note F - Casualty Gain

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

Note G - Contingencies

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Venture's combined financial condition or results of operations.

The Venture is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Venture could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Venture is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Venture has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Venture has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Venture's combined financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Venture's combined financial condition or results of operations.

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

Average occupancy rates for the six months ended June 30, 2005 and 2004, for all of the Venture's properties are as follows:

                                                   Average Occupancy
      Property                                      2005       2004

      North Park Apartments (1)
         Evansville, IN                             92%        95%
      Chapelle Le Grande (2)
         Merrillville, IN                           94%        97%
      Terrace Gardens (3)
         Omaha, NE                                  91%        82%
      Forest Ridge Apartments
         Flagstaff, AZ                              92%        91%
      Scotchollow (4)
         San Mateo, CA                              90%        80%
      Pathfinder Village (4)
         Fremont, CA                                92%        88%
      Buena Vista Apartments
         Pasadena, CA (4)                           98%        92%
      Mountain View Apartments
         San Dimas, CA                              95%        93%
      Crosswood Park
         Citrus Heights, CA                         90%        89%
      Casa de Monterey
         Norwalk, CA                                91%        92%
      The Bluffs (3)
         Milwaukie, OR                              94%        88%
      Watergate Apartments (3)
         Little Rock, AR                            94%        80%
      Shadowood Apartments (5)
         Monroe, LA                                 85%        93%
      Vista Village Apartments (5)
         El Paso, TX                                92%        96%
      The Towers of Westchester Park
         College Park, MD                           97%        99%

(1) The decrease in occupancy at North Park Apartments is due to tenants purchasing homes due to low interest rates.

(2) The decrease in occupancy at Chapelle Le Grande is primarily attributable to property management raising the qualifying conditions for prospective tenants in order to attract a more stable tenant population.

(3) The increase in occupancy at Terrace Gardens, The Bluffs and Watergate Apartments is due to property management focusing on increasing occupancy through tenant retention and rental concessions.

(4) The increase in occupancy at Scotchollow, Pathfinder Village, and Buena Vista Apartments is primarily due to property improvements and replacements that made the properties more competitive in their respective market areas.

(5) The decrease in occupancy at Shadowood and Vista Village Apartments is due to a weak economy and increased competition in the properties' market area.

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

Results of Operations

The Venture recorded a net loss for the six months ended June 30, 2005 of approximately $5,002,000 compared to a net loss of approximately $4,635,000 for the corresponding period in 2004. For the three months ended June 30, 2005 the Venture recorded a net loss of approximately $2,415,000 as compared to a net loss of approximately $2,466,000 for the corresponding period in 2004. The increase in net loss for the six months ended June 30, 2005 is due to an increase in total expenses partially offset by an increase in total revenues. The decrease in net loss for the three months ended June 30, 2005 is due to an increase in total revenues partially offset by an increase in total expenses.

The increase in total revenues for both the three and six months ended June 30, 2005 is due to an increase in rental income offset by decreases in other income and casualty gain. The increase in rental income is the result of the increase in occupancy at nine of the Venture's properties and an overall decrease in bad debt expense. These increases more than offset the decreases in occupancy at six of the Venture's properties. Other income decreased primarily due to decreases in lease cancellation fees and cleaning and damage fees offset by an increase in late charges and utility reimbursements charged by the properties.

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

For the six months ended June 30, 2005, total expenses increased due to increases in operating, general and administrative, depreciation, property management fee, interest and property tax expenses. Operating expense increased primarily due to increases in property and administrative expenses partially offset by a decrease in maintenance expense. Property expense increased due to increases in salaries and related employee benefits at ten of the Venture's properties partially offset by a decrease in utilities at four of the Venture's properties. Administrative expense increased due to an increase in legal expenses at all of the Venture's properties relating to the New Mezzanine Loan discussed below, training and travel and contract services at six of the Venture's properties. Maintenance expense decreased due to a decrease in contract services at eight of the Venture's properties partially offset by an increase in painting supplies at seven of the Venture's properties. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Property management fees increased as a result of the increase in rental income on which such fees are based. Property tax expense increased due to an increase in the assessed value of North Park Apartments. Interest expense increased due to an increase in the amortization of the debt discount related to the mortgage participation liability, as a result of a change in estimate discussed below and an increase in interest charged on advances from an affiliate of the Managing General Partner as a result of an increase in advances and the increase in the prime interest rate partially offset by a decrease in the interest on the senior debt due to principal reduction payments. For the three months ended June 30, 2005, total expenses increased primarily due to increases in operating, general and administrative, depreciation, property management fee, interest and property tax expense as discussed above and below.

General and administrative expenses for the three and six months ended June 30, 2005 increased due to an increase in the asset management fee allowed under the Partnership Agreement and an increase in legal fees. The increase in legal fees is related to the New Mezzanine Loan discussed below. Included in general and administrative expenses are asset management fees and reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Venture. Costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

Liquidity and Capital Resources

At June 30, 2005, the Venture had cash and cash equivalents of approximately $1,560,000 as compared to approximately $1,761,000 at June 30, 2004. Cash and cash equivalents decreased approximately $504,000 from December 31, 2004. The decrease in cash and cash equivalents is a result of approximately $2,348,000 and $1,335,000 of cash used in investing and financing activities, respectively, which is partially offset by approximately $3,179,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Venture's investment properties and payment of advances received from an affiliate partially offset by advances received from an affiliate. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrow accounts maintained by the mortgage lender. The Venture invests its working capital reserves in interest bearing accounts.

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

North Park Apartments: The Venture completed approximately $459,000 in capital expenditures at North Park Apartments during the six months ended June 30, 2005 consisting primarily of floor covering, roof and balcony replacements, structural improvements, air conditioning upgrades, exterior painting and water and sewer upgrades. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Chapelle Le Grande: The Venture completed approximately $46,000 in capital expenditures at Chapelle Le Grande during the six months ended June 30, 2005, consisting primarily of roof, appliance and floor covering replacements, air conditioning upgrades and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Terrace Gardens: The Venture completed approximately $105,000 in capital expenditures at Terrace Gardens during the six months ended June 30, 2005, consisting primarily of HVAC, exterior doors, swimming pool upgrades, structural improvements, sprinkler system irrigation and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Forest Ridge Apartments: The Venture completed approximately $278,000 in capital expenditures at Forest Ridge Apartments during the six months ended June 30, 2005, consisting primarily of parking lot upgrades, exterior light fixtures, exterior painting and floor covering replacements. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Scotchollow: The Venture completed approximately $542,000 in capital expenditures at Scotchollow during the six months ended June 30, 2005, consisting primarily of structural improvements, floor covering, gutter, balcony and appliance replacements, exterior light fixtures, and plumbing fixture, water and sewer upgrades. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Pathfinder Village: The Venture completed approximately $254,000 in capital expenditures at Pathfinder Village during the six months ended June 30, 2005, consisting primarily of water heater and plumbing upgrades, appliance, floor covering and gutter replacements, water and sewer upgrades, and swimming pool improvements. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Buena Vista Apartments: The Venture completed approximately $111,000 in capital expenditures at Buena Vista Apartments during the six months ended June 30, 2005, consisting primarily of floor covering, fence and balcony replacements and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Mountain View Apartments: The Venture completed approximately $315,000 in capital expenditures at Mountain View Apartments during the six months ended June 30, 2005, consisting primarily of floor covering, major landscaping, and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Crosswood  Park:  The  Venture  completed   approximately  $223,000  in  capital
expenditures at Crosswood Park during the six months ended June 30, 2005, consisting primarily of water and sewer upgrades, structural, improvements and gutter and floor covering replacements. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Casa de Monterey: The Venture completed approximately $157,000 in capital expenditures at Casa de Monterey during the six months ended June 30, 2005, consisting primarily of wood and fence replacements, utility and electrical upgrades, structural improvements, swimming pool and heating improvements and major landscaping. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on capital improvements during 2005 in addition to the amounts identified in the below schedule.

The Bluffs: The Venture completed approximately $84,000 in capital expenditures at The Bluffs during the six months ended June 30, 2005, consisting primarily of floor covering replacements and exterior painting. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Watergate Apartments: The Venture completed approximately $123,000 in capital expenditures at Watergate Apartments during the six months ended June 30, 2005, consisting primarily of swimming pool and heating and cooling upgrades, electrical breakers and floor covering replacements. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Shadowood Apartments: The Venture completed approximately $54,000 in capital expenditures at Shadowood Apartments during the six months ended June 30, 2005, consisting primarily of fencing, structural improvements and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Vista Village Apartments: The Venture completed approximately $207,000 in capital expenditures at Vista Village Apartments during the six months ended June 30, 2005, consisting primarily of exterior painting, floor covering and balcony replacements and air conditioning upgrades. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on capital improvements during 2005 in addition to the amounts identified in the below schedule.

Towers of Westchester Park: The Venture completed approximately $571,000 in capital expenditures at Towers of Westchester Park during the six months ended June 30, 2005, consisting primarily of swimming pool upgrades, elevator improvements, interior painting of common areas, air conditioning and electrical upgrades, and floor covering replacements. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on capital improvements during 2005 in addition to the amounts identified in the below schedule.

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


                                                                                Remaining
                                             Costs Incurred        Costs       Costs to be
                            Total Cost of        Through          Incurred      Incurred
         Property           Improvements    December 31, 2004   During 2005    During 2005

North Park Apartments      $  316,000      $   298,000           $   18,000   $       --
Chapelle Le Grande             17,000               --               17,000           --
Terrace Gardens                87,000           36,000               51,000           --
Forest Ridge Apartments       146,000           41,000               40,000       65,000
Scotchollow                   527,000           81,000              272,000      174,000
Pathfinder                    260,000           62,000                9,000      189,000
Buena Vista Apartments        269,000          103,000               42,000      124,000
Mountain View Apartments      719,000           64,000              190,000      465,000
Crosswood Park                963,000           78,000              127,000      758,000
Casa de Monterey              145,000            9,000               66,000       70,000
The Bluffs                    160,000           11,000               80,000       69,000
Watergate Apartments          418,000           38,000               60,000      320,000
Shadowood Apartments           72,000            3,000               30,000       39,000
Vista Village Apartments      785,000           99,000              109,000      577,000
Towers of Westchester Park  1,556,000          123,000              222,000    1,211,000
                           $6,440,000       $1,046,000           $1,333,000   $4,061,000

The Registrant's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The senior debt encumbering all of the properties totals approximately $98,910,000 and is being amortized over 25 years, with a balloon payment of $93,243,000 due January 2008. Not including the debt discount relating to the mortgage participation liability, the junior debt, which also matures January 2008, totals approximately $21,863,000 and requires monthly payments based upon monthly excess cash flow for each property. The Assignment Note and Long-Term Arrangement Fee Notes totaling approximately $42,060,000 are non-interest bearing and are subordinate to the senior and junior debt and are only payable from the proceeds of the sale or refinancing of the properties.

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

The Venture has recorded the estimated fair value of the participation feature as a mortgage participation liability of approximately $32,531,000 and $36,518,000 for the six months ended June 30, 2005 and 2004, respectively. The Managing General Partner reevaluated the fair value of the participation feature during the three months ended June 30, 2005 and the year ended December 31, 2004 and concluded that the fair value of the participation feature should be increased by approximately $522,000 and reduced by approximately $4,509,000, respectively. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the income of the collateral properties. These fair values were determined using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors. The increase in the fair value of the participation feature for the three months ended June 30, 2005 is attributable to a modification of the calculation of the residual value with respect to whether the various liabilities are to be paid before or after the 50/50 split partially offset by a further increase in the estimated value of the junior loans and advances from the Managing General Partner that will be due at maturity. The reduction in the fair value of the participation feature as of December 31, 2004 is attributable to an increase in the estimated value of the junior loans and advances from the Managing General Partner that will be due at maturity partially offset by an increase in the estimated fair value of the collateral properties. During the six months ended June 30, 2005 and 2004, the Venture amortized approximately $2,002,000 and $2,754,000, respectively, of the mortgage participation debt discount which is included in interest expense. The related mortgage participation debt discount at June 30, 2005 and December 31, 2004 was approximately $14,251,000 and $12,744,000, respectively.

There were no cash distributions to the partners of either of the Ventures for the six months ended June 30, 2005 and 2004. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions. Future cash distributions are subject to the order of distributions as stipulated by the Venture's Plan of Reorganization. The source of future distributions will depend upon the levels of net cash generated from operations, the availability of cash reserves, and timing of debt maturities, refinancings and/or property sales. The Ventures' distribution policies are reviewed on a quarterly basis. In light of the junior debt requiring payments based on cash flow and the additional capital expenditures required at the Venture's properties as well as the payments due under the Venture's Plan of Reorganization, it is not expected that there will be sufficient funds to be distributed to the Venture's partners in the foreseeable future.

Other

As a result of tender offers, AIMCO and its affiliates currently own 119 units of limited partnership interest in Portfolio I representing 18.48% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 20.48% at June 30, 2005. AIMCO and its affiliates currently own 67.42 units of limited partnership interest in Portfolio II representing 25.25% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 27.25% at June 30, 2005. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 22.47% of the Venture at June 30, 2005. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Venture in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Venture Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Venture, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Venture is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis except for advances made from an affiliate of the Managing General Partner. These advances bear interest at the prime rate plus three basis points. Based on interest rates at June 30, 2005, an increase or decrease of 100 basis points in market interest rates would not have a material impact on the Venture.

The following table summarizes the Venture's debt obligations at June 30, 2005. The interest rates represent the weighted-average rates. The fair value of the Venture's first mortgages, after discounting the scheduled loan payments to maturity, is approximately $103,057,000 at June 30, 2005. However, the Venture is precluded from refinancing the first mortgages until January 2007. The
Managing General Partner believes that it is not appropriate to use the Venture's incremental borrowing rate for the second mortgages, as there is currently no market in which the Venture could obtain similar financing. Therefore, the Managing General Partner considers estimation of fair value to be impracticable for this indebtedness.

                                                        Long-term Debt
                                                Principal          Weighted-average
                                             (in thousands)          Interest Rate

                  2005                           $ 1,013                 8.50%
                  2006                             2,201                 8.50%
                  2007                             2,403                 8.50%
                  2008                           115,156                 8.94%
                                                $120,773


As principal payments for the junior loans are based upon monthly cash flow, all principal is assumed to be repaid at maturity.

ITEM 4.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Venture's management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Venture's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Venture's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Venture's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Venture's disclosure controls have been fully remediated.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Venture's combined financial condition or results of operations.

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

Exhibit 11




                      VMS NATIONAL PROPERTIES JOINT VENTURE

                      CALCULATION OF NET LOSS PER INVESTOR
              (in thousands, except per partnership interest data)


                                                           For the Six Months
                                                              Ended June 30,
                                                            2005          2004

VMS National Properties net loss                          $(5,002)       $(4,635)
  Portfolio I net loss                                         --             --
  Portfolio II net loss                                        --             --
        Combined net loss                                 $(5,002)       $(4,635)

Portfolio I allocation:
  70.69% VMS National Properties net loss                 $(3,536)       $(3,277)
  100.00% Portfolio I net loss                                 --             --
                                                          $(3,536)       $(3,277)

Net loss to general partner (2%)                           $ (71)         $ (66)

Net loss to limited partners (98%)                        $(3,465)       $(3,211)

Number of Limited Partner units                               644            644

Net loss per limited partnership interest                 $(5,380)       $(4,986)

Portfolio II allocation:
  29.31% VMS National Properties net loss                 $(1,466)       $(1,358)
  100.00% Portfolio II net loss                                --             --
                                                          $(1,466)       $(1,358)

Net loss to general partner (2%)                           $ (29)         $ (27)

Net loss to limited partners (98%)                        $(1,437)       $(1,331)

Number of Limited Partner units                               267            267

Net loss per limited partnership interest                 $(5,382)       $(4,985)

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

Date:  August 26, 2005

                                          /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President of MAERIL, Inc.,
                                          equivalent of the chief financial
                                          officer of the Venture

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of VMS National Properties Joint Venture (the "Venture"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Venture, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Venture, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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