Form 10-K
period 2005-12-31
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2006-03-31
CIK 789089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-14194

VMS NATIONAL PROPERTIES JOINT VENTURE

(Exact name of Venture as specified in its charter)

Illinois	36-3311347
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

Venture's telephone number  (864) 239-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Venture Interest

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer; as identified in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes [ ] No [X]

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

Indicate by check mark whether the Venture is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large Accelerated [ ], Accelerated Filer [ ], Non-Accelerated Filer [X]

Indicate by check mark whether the Venture is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2005. No market exists for the limited partnership interests of the Venture, and, therefore, no aggregate market value can be determined.

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

The Venture originally acquired 51 residential apartment complexes located throughout the United Sates.  At December 31, 2005, 34 of the Venture's properties had been foreclosed and two had been sold. The Venture continues to own and operate the remaining 15 residential apartment complexes (see "Item 2. Description of Properties").

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

Item 1A.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Venture’s properties. The effect that future terrorist activities or threats of such activities could have on the Venture’s operations is uncertain and unpredictable. If the Venture were to incur a loss at a property as a result of an act of terrorism, the Venture could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

(1)

All properties are fee ownership, each subject to a first mortgage and other than Mountain View Apartments and Buena Vista Apartments, a second mortgage.

Schedule of Properties

Set forth below for each of the Venture's properties is the gross carrying value, accumulated depreciation, method of depreciation, depreciable life and Federal tax basis.

	Gross
	Carrying	Accumulated		Depreciable	Federal
Property	Value	Depreciation	Method	Life	Tax Basis
	(in thousands)				(in thousands)

North Park Apartments	$ 12,163	$ 9,139	SL	5-30 yrs	$ 1,861
Chapelle Le Grande	5,410	4,182	SL	5-30 yrs	577
Terrace Gardens	7,390	5,339	SL	5-30 yrs	1,570
Forest Ridge Apartments	10,438	7,917	SL	5-30 yrs	1,562
Scotchollow	32,961	23,388	SL	5-30 yrs	7,060
Pathfinder Village	20,183	13,571	SL	5-30 yrs	5,836
Buena Vista Apartments	6,763	4,785	SL	5-30 yrs	1,442
Mountain View Apartments	12,525	8,109	SL	5-30 yrs	2,644
Crosswood Park	12,061	7,817	SL	5-30 yrs	3,344
Casa de Monterey	9,690	6,868	SL	5-30 yrs	1,916
The Bluffs	4,986	4,030	SL	5-30 yrs	428
Watergate Apartments	8,241	6,268	SL	5-30 yrs	1,094
Shadowood Apartments	4,926	3,892	SL	5-30 yrs	574
Vista Village Apartments	8,009	6,011	SL	5-30 yrs	1,341
Towers of Westchester Park	20,092	15,498	SL	5-30 yrs	3,122

	$175,838	$126,814			$34,371

See "Note A" of the Notes to the Combined Financial Statements included in "Item 8" for a description of the Venture's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Venture's properties.

	Principal	Principal		Principal
	Balance At	Balance At		Balance
	December 31,	December 31,	Period	Due At
Property	2005	2004	Amortized	Maturity
	(in thousands)			(in thousands)
North Park Apartments
1st mortgage	$ 5,642	$ 5,750	25 yrs	$ 5,376
2nd mortgage	2,718	2,446	(A)	(A)
Chapelle Le Grande
1st mortgage	2,896	2,955	25 yrs	2,759
2nd mortgage	1,289	1,205	(A)	(A)
Terrace Gardens
1st mortgage	4,006	4,083	25 yrs	3,818
2nd mortgage	1,498	1,421	(A)	(A)
Forest Ridge Apartments
1st mortgage	5,324	5,434	25 yrs	5,073
2nd mortgage	490	566	(A)	(A)
Scotchollow
1st mortgage	26,291	26,834	25 yrs	25,054
2nd mortgage	9,397	8,861	(A)	(A)
Pathfinder Village
1st mortgage	12,147	12,380	25 yrs	11,576
2nd mortgage	3,037	2,816	(A)	(A)
Buena Vista Apartments
1st mortgage	4,470	4,562	25 yrs	4,260
2nd mortgage (B)	--	62	(A)	(A)
Mountain View Apartments
1st mortgage	6,458	6,592	25 yrs	6,154
2nd mortgage (C)	--	--	(A)	(A)
Crosswood Park
1st mortgage	5,024	5,120	25 yrs	4,788
2nd mortgage	232	299	(A)	(A)
Casa de Monterey
1st mortgage	3,695	3,772	25 yrs	3,479
2nd mortgage	115	268	(A)	(A)
The Bluffs
1st mortgage	3,360	3,429	25 yrs	3,202
2nd mortgage	1,442	1,349	(A)	(A)
Watergate Apartments
1st mortgage	2,611	2,665	25 yrs	2,492
2nd mortgage	885	840	(A)	(A)
Shadowood Apartments
1st mortgage	2,032	2,074	25 yrs	1,936
2nd mortgage	41	88	(A)	(A)
Vista Village Apartments
1st mortgage	2,997	3,059	25 yrs	2,856
2nd mortgage	1,337	1,215	(A)	(A)
Towers of Westchester Park
1st mortgage	10,934	11,160	25 yrs	10,420
2nd mortgage	193	687	(A)	(A)

Totals	$120,561	$121,992		$93,243

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

(B)

Second mortgage loan was satisfied in 2005.

(C)

Second mortgage loan was satisfied in 2004.

Rental Rates and Occupancy

The following table sets forth the average annual rental rates and occupancy for 2005 and 2004 for each property.

	Average Annual		Average
	Rental Rates Per Unit		Occupancy
Property	2005	2004	2005	2004

North Park Apartments	$ 6,333	$ 6,254	94%	93%
Chapelle Le Grande	8,684	8,512	94%	95%
Terrace Gardens (1)	9,127	9,192	93%	86%
Forest Ridge Apartments	8,384	7,864	93%	92%
Scotchollow (4)	14,147	14,542	94%	82%
Pathfinder Village (4)	14,345	14,463	94%	91%
Buena Vista Apartments (4)	17,241	16,246	98%	95%
Mountain View Apartments	16,203	15,266	94%	95%
Crosswood Park (4)	11,174	11,219	93%	88%
Casa de Monterey (2)	12,088	11,433	90%	93%
The Bluffs (1)	7,070	6,908	93%	90%
Watergate Apartments (1)	7,781	7,641	92%	84%
Shadowood Apartments	7,655	7,368	91%	93%
Vista Village Apartments (3)	6,738	6,458	92%	96%
Towers of Westchester Park	14,399	13,592	98%	99%

(1)

The increase in occupancy at Terrace Gardens, The Bluffs and Watergate Apartments is due to property management focusing on increasing occupancy through resident retention and rental concessions.

(2)

The decrease in occupancy at Casa de Monterey is due to a casualty at the property in March of 2005 which resulted in 8 units not available for lease during most of 2005.

(3)

The decrease in occupancy at Vista Village Apartments is due to a weak economy and increased competition in the property’s market area.

(4)

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2005 for each property were as follows:

	2005	2005
	Taxes	Rate
	(in thousands)

North Park Apartments	$192	2.25%
Chapelle Le Grande	75	2.17%
Terrace Gardens	101	2.15%
Forest Ridge Apartments	93	9.54%
Scotchollow	406	1.35%
Pathfinder Village	242	1.44%
Buena Vista Apartments	85	1.30%
Mountain View Apartments	143	1.29%
Crosswood Park	137	1.09%
Casa de Monterey	113	1.28%
The Bluffs	74	1.42%
Watergate Apartments	63	6.90%
Shadowood Apartments	40	11.21%
Vista Village Apartments	122	3.18%
Towers of Westchester Park	271	1.50%

Capital Improvements

The Venture is generally restricted to annual capital improvements of $300 per unit or approximately $888,000 for all of its properties.  Such amount is equal to the required replacement reserve funding of the senior debt.  As the Venture identifies properties which need additional capital improvements above $300 per unit, approval of the holders of the junior and senior debt is required due to the impact such expenditures have on the ability of the Venture to make required principal and interest payments out of the properties’ monthly cashflow on the junior debt.  As such the Venture identified during the third quarter of 2004 approximately $6,440,000 of capital improvements that needed to be made to the properties as a result of life safety issues, compliance with ADA requirements and general updating of the properties.  Such improvements are expected to be completed during 2006 and are included in the additional capital improvements expected to be completed for each property identified below.  On November 2, 2004, the Venture, the holder of the senior debt and AIMCO Properties, L.P., which is also the holder of the junior debt, agreed that AIMCO Properties, L.P. would loan up to approximately $6,440,000 to the Venture (the “New Mezzanine Loan”) to fund the above mentioned capital improvements that need to be made to the Venture’s properties.  The New Mezzanine Loan bears interest at a rate of prime plus 3% with unpaid interest being compounded monthly.  The Venture, the holder of the senior debt and AIMCO Properties, L.P. also agreed that cash flow that would otherwise be used to repay the junior debt will instead be used to repay the New Mezzanine Loan, until such time as the New Mezzanine Loan and all accrued interest thereon is paid in full.  The Venture’s Managing General Partner believes that the payment of such amounts to reduce the New Mezzanine Loan instead of the junior debt will reduce the amount of the junior debt amortized prior to its maturity (therefore increasing the amount due) by an amount at least equal to the principal and interest on the New Mezzanine Loan, the effect of which will be to reduce the ultimate payment received by holders of outstanding Bankruptcy Claims (see Item 8. Financial Statements and Supplementary Data, Note D – Participating Mortgage Note) by a similar amount.

North Park Apartments: The Venture completed approximately $573,000 in capital expenditures at North Park Apartments during the year ended December 31, 2005, consisting primarily of floor covering, roof and balcony replacements, water and sewer upgrades and exterior painting. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property during the year and expects that only necessary capital improvements will be made during 2006 in order to maintain occupancy at the property.

Chapelle Le Grande: The Venture completed approximately $148,000 in capital expenditures at Chapelle Le Grande during the year ended December 31, 2005, consisting primarily of roof, appliance and floor covering replacements, air conditioning upgrades and structural improvements. These improvements were funded from operating cash flow, insurance proceeds, replacement reserves and advances from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property during the year and expects that only necessary capital improvements will be made during 2006 in order to maintain occupancy at the property.

Terrace Gardens: The Venture completed approximately $169,000 in capital expenditures at Terrace Gardens during the year ended December 31, 2005, consisting primarily of HVAC, exterior doors, major landscaping, structural improvements, sprinkler system irrigation and floor covering replacements.  These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property during the year and expects that only necessary capital improvements will be made during 2006 in order to maintain occupancy at the property.

Forest Ridge Apartments: The Venture completed approximately $364,000 in capital expenditures at Forest Ridge Apartments during the year ended December 31, 2005, consisting primarily of parking lot and plumbing fixture upgrades, exterior light fixtures, exterior painting and water heater and floor covering replacements. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property during the year and expects that only necessary capital improvements will be made during 2006 in order to maintain occupancy at the property.

Scotchollow: The Venture completed approximately $1,071,000 in capital expenditures at Scotchollow during the year ended December 31, 2005, consisting primarily of structural and swimming pool improvements, parking lot upgrades, major landscaping, floor covering, electrical breaker, gutter and balcony replacements, exterior light fixtures, plumbing fixture and water and sewer upgrades.  These improvements were funded from operating cash flow, replacement reserves, insurance proceeds and advances from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property during the year and expects that only necessary capital improvements will be made during 2006 in order to maintain occupancy at the property.

Pathfinder Village: The Venture completed approximately $596,000 in capital expenditures at Pathfinder Village during the year ended December 31, 2005, consisting primarily of water heater and plumbing upgrades, appliance, floor covering, gutter and balcony replacements, plumbing fixture, electrical and water and sewer upgrades, interior painting of common areas, major landscaping and swimming pool improvements. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property during the year and expects that only necessary capital improvements will be made during 2006 in order to maintain occupancy at the property in addition to the amounts identified in the below schedule.

Buena Vista Apartments: The Venture completed approximately $176,000 in capital expenditures at Buena Vista Apartments during the year ended December 31, 2005, consisting primarily of floor covering, fence and balcony replacements, structural and elevator improvements and plumbing upgrades and parking lot resurfacing. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property during the year and expects that only necessary capital improvements will be made during 2006 in order to maintain occupancy at the property in addition to the amounts identified in the below schedule.

Mountain View Apartments: The Venture completed approximately $494,000 in capital expenditures at Mountain View Apartments during the year ended December 31, 2005, consisting primarily of termite prevention, plumbing fixture upgrades and floor covering replacements, major landscaping and structural improvements.  These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property during the year and expects that only necessary capital improvements will be made during 2006 in order to maintain occupancy at the property in addition to the amounts identified in the below schedule.

Crosswood Park: The Venture completed approximately $1,281,000 in capital expenditures at Crosswood Park during the year ended December 31, 2005, consisting primarily of exterior painting, major landscaping, parking lot, water and sewer upgrades, structural improvements and gutter, wood and floor covering replacements. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property during the year and expects that only necessary capital improvements will be made during 2006 in order to maintain occupancy at the property.

Casa de Monterey: The Venture completed approximately $601,000 in capital expenditures at Casa de Monterey during the year ended December 31, 2005, consisting primarily of wood and floor covering replacements, parking lot, utility and electrical upgrades, heating improvements and major landscaping. These improvements were funded from operating cash flow, insurance proceeds, replacement reserves and advances from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property during the year and expects that only necessary capital improvements will be made during 2006 in order to maintain occupancy at the property.

The Bluffs: The Venture completed approximately $116,000 in capital expenditures at The Bluffs during the year ended December 31, 2005, consisting primarily of parking lot upgrades, floor covering and balcony replacements and exterior painting.  These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property during the year and expects that only necessary capital improvements will be made during 2006 in order to maintain occupancy at the property in addition to the amounts identified in the below schedule.

Watergate Apartments: The Venture completed approximately $313,000 in capital expenditures, at Watergate Apartments during the year ended December 31, 2005, consisting primarily of swimming pool, plumbing fixture, water heater and heating and cooling upgrades, electrical breakers and floor covering replacements. These improvements were funded from operating cash flow, insurance proceeds, replacement reserves and advances from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property during the year and expects that only necessary capital improvements will be made during 2006 in order to maintain occupancy at the property.

Shadowood Apartments: The Venture completed approximately $134,000 in capital expenditures at Shadowood Apartments during the year ended December 31, 2005, consisting primarily of fencing and swimming pool improvements, major landscaping, interior painting of common areas and floor covering replacements. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property during the year and expects that only necessary capital improvements will be made during 2006 in order to maintain occupancy at the property in addition to the amounts identified in the below schedule.

Vista Village Apartments: The Venture completed approximately $355,000 in capital expenditures at Vista Village Apartments during the year ended December 31, 2005, consisting primarily of exterior painting, major landscaping, furniture and fixtures, tennis court resurfacing, clubhouse renovations, floor covering and balcony replacements and air conditioning upgrades. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property during the year and expects that only necessary capital improvements will be made during 2006 in order to maintain occupancy at the property in addition to the amounts identified in the below schedule.

Towers of Westchester Park: The Venture completed approximately $953,000 in capital expenditures at Towers of Westchester Park during the year ended December 31, 2005, consisting primarily of swimming pool upgrades, elevator improvements, interior painting of common areas, air conditioning and electrical upgrades, furniture and fixture and floor covering replacements. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property during the year and expects that only necessary capital improvements will be made during 2006 in order to maintain occupancy at the property in addition to the amounts identified in the below schedule.

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

				Remaining
		Costs Incurred	Costs	Costs to be
	Total Cost of	Through	Incurred	Incurred
Property	Improvements	December 31, 2004	During 2005	During 2006
North Park Apartments	$ 316,000	$ 298,000	$ 18,000	$ --
Chapelle Le Grande	17,000	--	17,000	--
Terrace Gardens	87,000	36,000	51,000	--
Forest Ridge Apartments	146,000	41,000	105,000	--
Scotchollow	527,000	81,000	446,000	--
Pathfinder	260,000	62,000	148,000	50,000
Buena Vista Apartments	269,000	103,000	89,000	77,000
Mountain View Apartments	719,000	64,000	386,000	269,000
Crosswood Park	963,000	78,000	885,000	--
Casa de Monterey	145,000	9,000	136,000	--
The Bluffs	160,000	11,000	84,000	65,000
Watergate Apartments	418,000	38,000	73,000	307,000
Shadowood Apartments	72,000	3,000	69,000	--
Vista Village Apartments	785,000	99,000	197,000	489,000
Towers of Westchester Park	1,556,000	123,000	723,000	710,000
	$6,440,000	$1,046,000	$3,427,000	$1,967,000

Item 3.

Legal Proceedings

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Venture’s combined financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unitholders of the Ventures did not vote on any matter during the quarter ended December 31, 2005.

PART II

Item 5.

Market for the Venture's Common Equity and Related Stockholders Matters

From the period October 26, 1984, through June 16, 1985, Portfolio I and Portfolio II sold a total of 912 Limited Venture Interests at a price of $150,000 per Limited Venture Interest, for a total of $136,800,000.  As of December 31, 2005, there were 669 holders of record of Portfolio I and 257 holders of record of Portfolio II, owning a total of 644 and 267 units, respectively. As of December 31, 2004 and 2003, there were 665 holders of record of Portfolio I and 257 holders of record of Portfolio II, owning 644 and 267 units, respectively. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no cash distributions to the partners of either of the Ventures for the years ended December 31, 2005, 2004 or 2003. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions. Future cash distributions are subject to the order of distributions as stipulated by the Venture’s Plan of Reorganization (see "Item 8. Financial Statements and Supplementary Data, Note A" for further details of the order of distribution). The source of future cash distributions will depend upon the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Venture’s distribution policies are reviewed on a quarterly basis. In light of the junior debt requiring payments based on cash flow and the additional capital expenditures required at the Venture’s properties as well as the payments due under the Venture’s Plan of Reorganization, it is not expected that there will be sufficient funds to be distributed to the Venture’s partners in the foreseeable future. See "Item 2. Description of Properties – Capital Improvements" for information relating to anticipated capital expenditures at the properties.

As a result of tender offers, AIMCO and its affiliates currently own 119 units of limited partnership interest in Portfolio I representing 18.48% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 20.48% at December 31, 2005. AIMCO and its affiliates currently own 67.42 units of limited partnership interest in Portfolio II representing 25.25% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 27.25% at December 31, 2005. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 22.47% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Venture in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Venture Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Venture, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.

Selected Financial Data (in thousands, except per interest data):

	2005	2004	2003	2002	2001
Total revenues from rental
operations	$ 33,053	$ 30,574	$ 31,531	$ 32,471	$ 33,249

Net loss	$ (9,455)	$ (9,202)	$ (7,134)	$ (4,573)	$ (2,910)

Net loss per limited
Venture interest
Portfolio I - 644 interests	$(10,171)	$ (9,899)	$ (7,674)	$ (4,921)	$ (3,130)

Portfolio II - 267 interests	$(10,172)	$ (9,898)	$ (7,674)	$ (4,918)	$ (3,131)

Total assets	$ 54,823	$ 55,279	$ 58,010	$ 62,731	$ 68,919

Mortgage loans and notes	$173,505	$171,387	$170,492	$174,062	$178,940

The above selected financial data should be read in conjunction with the combined financial statements and the related notes.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operation

This item should be read in conjunction with the combined financial statements and other items contained elsewhere in this report.

The Venture’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Venture, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Venture from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Venture from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Venture such as the local economic climate and weather can adversely or positively affect the Venture’s financial results.

Results from Operations

2005 compared with 2004

The Venture recorded a net loss for the twelve months ended December 31, 2005 of approximately $9,455,000 compared to a net loss for the twelve months ended December 31, 2004 of approximately $9,202,000 (see “Item 8. Financial Statements and Supplementary Data Note I – Income Taxes” for a reconciliation of these amounts to the Venture’s federal taxable loss).  The increase in net loss for this twelve month period is due to an increase in total expenses partially offset by an increase in total revenues.

For the twelve months ended December 31, 2005 as compared to December 31, 2004 the increase in total revenues is due to an increase in rental income and casualty gains partially offset by a decrease in other income.  The increase in rental income is the result of the increase in occupancy at nine of the Venture’s properties, increases in the average rental rate at eleven of the Venture’s properties and an overall decrease in bad debt expense.  These increases more than offset the decreases in occupancy at six of the Venture’s properties and the decrease in the average rental rate at four of the Venture’s properties.  Other income decreased primarily due to a decrease in lease cancellation fees partially offset by increases in cleaning and damage fees and utility reimbursements charged by the properties.

During the twelve months ended December 31, 2005, a net casualty gain of approximately $60,000 was recorded at Chapelle Le Grande Apartments. The casualty gain related to a plumbing pipe break, occurring on June 27, 2005, which caused damage to two units at the property. The gain was the result of the receipt of insurance proceeds of approximately $66,000 offset by approximately $6,000 of undepreciated property improvements and replacements being written off.

During the twelve months ended December 31, 2005, an estimated net casualty loss of approximately $3,000 was recorded at Scotchollow Apartments. The casualty loss related to an earthquake occurring on November 29, 2005, which caused damage to two units at the property. The loss was the result of approximately $3,000 of undepreciated property improvements and replacements being written off.

During the twelve months ended December 31, 2005, a net casualty gain of approximately $278,000 was recorded at Casa De Monterey Apartments. The casualty gain related to a fire occurring in February 2005 caused by a contractor working at the property that severely damaged six units of an eight unit apartment building. The gain was the result of the receipt of insurance proceeds of approximately $308,000 offset by approximately $30,000 of undepreciated property improvements and replacements being written off.

During the twelve months ended December 31, 2005, an estimated net casualty gain of approximately $229,000 was recorded at Watergate Apartments. The casualty gain related to a fire caused by a tenant burning candles, occurring on May 27, 2005, which caused damage to eight units at the property. The gain was the result of the receipt of insurance proceeds of approximately $250,000 offset by approximately $21,000 of undepreciated property improvements and replacements being written off.

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

Total expenses for the twelve month period ended December 31, 2005 as compared to December 31, 2004 increased due to increases in operating, general and administrative, depreciation, property management fee and interest expenses. Property tax expense remained relatively constant for the comparable periods. Operating expense increased due to increases in property and administrative expenses partially offset by a decrease in maintenance expense.  Property expense increased due to increases in salaries and related employee expenses at ten of the Venture’s properties and utilities at seven of the Venture’s properties. Administrative expense increased due to an increase in legal expenses at all of the Venture’s properties relating to the New Mezzanine Loan and contract services at three of the Venture’s properties.  Maintenance expense decreased due to a decrease in contract services at four of the Venture’s properties. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Property management fees increased as a result of the increase in rental income on which such fees are based. Interest expense increased as a result of an increase in the amortization of the debt discount related to the mortgage participation liability, as a result of a change in estimate discussed below and an increase in interest charged on advances from an affiliate of the Managing General Partner as a result of an increase in advances and the increase in the prime interest rate partially offset by a decrease in interest on the senior debt due to principal reduction payments.

General and administrative expense increased for the year ended December 31, 2005 due to an increase in the asset management fee allowed under the Partnership Agreement and an increase in legal fees. The increase in legal fees is related to the New Mezzanine Loan. Included in general and administrative expenses are asset management fees and reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Venture.  Costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

2004 compared with 2003

The Venture recorded a net loss for the twelve months ended December 31, 2004 of approximately $9,202,000 compared to a net loss for the twelve months ended December 31, 2003 of approximately $7,134,000  (see “Item 8. Financial Statements and Supplementary Data Note I – Income Taxes” for a reconciliation of these amounts to the Venture’s federal taxable loss).  The increase in net loss for the twelve month period was due to a decrease in total revenues and an increase in total expenses.

For the twelve months ended December 31, 2004 as compared to December 31, 2003 the decrease in total revenues was due to decreases in rental income and casualty gains partially offset by an increase in other income.  The decrease in rental income was the result of the decrease in occupancy at eleven of the properties along with decreases in average annual rental rates at Scotchollow, Pathfinder Village, Terrace Gardens and The Bluffs.  These decreases more than offset the occupancy increases at four of the properties. Other income increased primarily due to increases in utility reimbursements and lease cancellation fees offset by a decrease in late charges by the properties.

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

Total expenses for the twelve month period ended December 31, 2004 as compared to December 31, 2003  increased due to increases in operating, depreciation, interest and property tax expenses partially offset by decreases in general and administrative and property management fees. Operating expense increased due to increases in advertising, property and maintenance expenses. Advertising expense increased as a result of increased promotions and various advertising costs in an effort to increase occupancy at the properties.  Property expenses increased due to increases in salaries and related employee expenses at twelve of the Venture’s properties and utilities at eleven of the Venture’s properties.  Maintenance expense increased due to an increase in contract services at six of the Venture’s properties and repairs at most of the properties. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated.  Interest expense increased as a result of an increase in the amortization of the debt discount related to the mortgage participation liability, as a result of a change in estimate discussed below and an increase in interest charged on advances from an affiliate of the Managing General Partner partially offset by a decrease in interest on the senior and junior debt due to principal reduction payments. Property tax expense increased due to the increases in assessed value at ten of the Venture’s properties. Property management fees decreased as a result of the decrease in rental income on which such fees are based.

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

Liquidity and Capital Resources

At December 31, 2005, the Venture had cash and cash equivalents of approximately $2,419,000 as compared to approximately $2,064,000 at December 31, 2004, an increase of approximately $355,000. The increase in cash and cash equivalents is a result of approximately $6,257,000 and $168,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $6,070,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from an affiliate offset by principal payments on the mortgages encumbering the Venture’s investment properties and payments on advances received from an affiliate. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrow accounts maintained by the mortgage lender and the receipt of net insurance proceeds related to the casualties at Chapelle le Grande, Casa De Monterey and Watergate Apartments. The Venture invests its working capital reserves in interest bearing accounts.

At December 31, 2005 and December 31, 2004, the Venture owed loans of approximately $9,639,000 and $6,348,000, respectively, to an affiliate of the Managing General Partner plus accrued interest thereon of approximately $939,000 and $987,000, respectively, which are included in due to affiliates on the combined balance sheets. These loans were made in accordance with the Joint Venture Agreement and accrue interest at the prime rate plus 3% (10.25% at December 31, 2005). The Venture recognized interest expense of approximately $848,000, $407,000 and $287,000 during the years ended December 31, 2005, 2004 and 2003, respectively. During the year ended December 31, 2005, the Venture paid approximately $2,841,000 of principal and approximately $895,000 of accrued interest on loans owed to an affiliate of the Managing General Partner. No amounts were paid during the year ended December 31, 2004. Subsequent to December 31, 2005, an affiliate of the Managing General Partner loaned five of the properties approximately $1,104,000 to cover outstanding capital improvement payables and two properties approximately $311,000 to cover operating expenses.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the bankruptcy plan. There were no property dispositions for which proceeds were received during the years ended December 31, 2005, 2004 or 2003.

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

The Venture is generally restricted to annual capital improvements of $300 per unit or approximately $888,000 for all of its properties.  Such amount is equal to the required replacement reserve funding of the senior debt.  As the Venture identifies properties which need additional capital improvements above $300 per unit, approval of the holders of the junior and senior debt is required due to the impact such expenditures have on the ability of the Venture to make required principal and interest payments out of the properties’ monthly cashflow on the junior debt.  As such the Venture identified during the third quarter of 2004 approximately $6,440,000 of capital improvements that needed to be made to the properties as a result of life safety issues, compliance with ADA requirements and general updating of the properties.  Such improvements are expected to be completed during 2006 and are included in the additional capital improvements expected to be completed for each property, see Item 2. Capital Improvements.  On November 2, 2004, the Venture, the holder of the senior debt and AIMCO Properties, L.P., which is also the holder of the junior debt, agreed that AIMCO Properties, L.P. would loan up to approximately $6,440,000 to the Venture (the “New Mezzanine Loan”) to fund the above mentioned capital improvements that need to be made to the Venture’s properties.  The New Mezzanine Loan bears interest at a rate of prime plus 3% with unpaid interest being compounded monthly.  The Venture, the holder of the senior debt and AIMCO Properties, L.P. also agreed that cash flow that would otherwise be used to repay the junior debt will instead be used to repay the New Mezzanine Loan, until such time as the New Mezzanine Loan and all accrued interest thereon is paid in full.  The Venture’s Managing General Partner believes that the payment of such amounts to reduce the New Mezzanine Loan instead of the junior debt will reduce the amount of the junior debt amortized prior to its maturity (therefore increasing the amount due) by an amount at least equal to the principal and interest on the New Mezzanine Loan, the effect of which will be to reduce the ultimate payment received by holders of outstanding Bankruptcy Claims (see Item 8. Financial Statements and Supplementary Data, Note D – Participating Mortgage Note) by a similar amount.

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

Both on a short-term and long-term basis, the Managing General Partner monitors the rental market environment of each of the investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Venture from increases in expenses all of which have an impact on the Venture's liquidity. The Venture's assets are thought to be generally sufficient for any short-term needs (exclusive of capital improvements, as discussed above and below) of the Venture. The Senior Debt encumbering all of the properties totals approximately $97,887,000 and is being amortized over 25 years, with a balloon payment of $93,243,000 due January 2008. The Junior Debt, which also matures January 2008, totals approximately $22,674,000 and requires monthly payments based upon monthly excess cash flow for each property. Per the Junior Debt Agreements, excess cash flow is defined as revenue generated from the operation of a property less (1) operating expenses of the property, (2) the debt service payment for the Senior Loan, (3) tax and insurance reserve deposit, and (4) replacement reserve deposit. The Venture anticipates that cash flow is sufficient to meet the operating needs of the Venture as well as the requirements of the Senior Debt with any excess cash flow being utilized to meet the requirements of the Junior Debt.

The Venture is also obligated under (i) purchase money subordinated note (the “Assignment Note”) payable to the VMS/Stout Venture, an affiliate of the former general partner, which was issued in exchange for the assignment by the VMS/Stout Venture of its interest in the contract of sale to the Venture and (ii) an unsecured, nonrecourse promissory note (the “Long-Term Loan Agreement Fee Note”) payable to the VMS/Stout Venture as consideration for arranging long-term financing. The Assignment Note is collateralized by the pledge from Portfolio I and Portfolio II of their respective interests in the Venture. The Assignment Note and Long-Term Arrangement Fee Notes had an outstanding principal balance at December 31, 2005 totaling approximately $42,060,000 are non-interest bearing and are subordinate to the senior and junior debt.

AIMCO Properties, L.P., which owns the Managing General Partner and which is a controlled affiliate of AIMCO, purchased (i) the Junior Debt on November 19, 1999, (ii) a significant interest in the residual value of the properties on November 16, 1999 and (iii) a significant interest in the Bankruptcy Claims (as defined below) effective September 2000. These transactions occurred between AIMCO Properties, L.P. and a third party and thus had no effect on the combined financial statements of the Venture. Residual value is defined as the amount remaining from a sale of the Venture’s investment properties or refinancing of the mortgages encumbering such investment properties after payment of selling or refinancing costs and repayment of the senior and junior Debt, plus accrued interest on each. The agreement states that the Venture will retain an amount equal to $13,500,000 plus accrued interest at 10% compounded monthly (the "Partnership Advance Account") from the proceeds. Interest began accruing on the Partnership Advance Account in 1993 when the bankruptcy plan was finalized. Any proceeds remaining after the Partnership Advance Account is fully funded are split equally (the "50/50 Split") between the Venture and AIMCO Properties, L.P. The Venture must repay the

Assignment Note, the Long-term Loan Arrangement Fee Note and other pre-petition claims (collectively the "Bankruptcy Claims") which collectively total approximately $42,139,000 from the Partnership Advance Account. Any amounts remaining in the Partnership Advance Account after payment of the Bankruptcy Claims are split 75% to the Venture and 25% to AIMCO Properties, L.P.

The Venture has recorded the estimated fair value of the participation feature as a mortgage participation liability of approximately $32,531,000 and $32,009,000 for the years ended December 31, 2005 and 2004, respectively. The Managing General Partner reevaluated the fair value of the participation feature during the three months ended June 30, 2005 and the year ended December 31, 2004 and concluded that the fair value of the participation feature should be increased by approximately $522,000 and reduced by approximately $4,509,000, respectively. At December 31, 2005 there was no change in estimated fair value of the participation feature. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties. These fair values were determined using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors.  The increase in the fair value of the participation feature for the three months ended June 30, 2005 is attributable to a modification of the calculation of the residual value with respect to whether the various liabilities are to be paid before or after the 50/50 split partially offset by a further increase in the estimated value of the junior loans and advances from the Managing General Partner that will be due at maturity. The reduction in the fair value of the participation feature as of December 31, 2004 is attributable to an increase in the estimated value of the junior loans and advances from the Managing General Partner that will be due at maturity partially offset by an increase in the estimated fair value of the collateral properties.  During the years ended December 31, 2005, 2004 and 2003, the Venture amortized approximately $6,240,000, $5,533,000 and $5,079,000, respectively, of the mortgage participation debt discount which is included in interest expense. The related mortgage participation debt discount at December 31, 2005 and 2004 was approximately $7,026,000 and $12,744,000, respectively.

There were no cash distributions to the partners of either of the Ventures for the years ended December 31, 2005, 2004 or 2003. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions. Future cash distributions are subject to the order of distributions as stipulated by the Venture’s Plan of Reorganization (see "Item 8. Financial Statements and Supplementary Data, Note A" for further details of the order of distribution). The source of future cash distributions will depend upon the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Venture’s distribution policies are reviewed on a quarterly basis. In light of the junior debt requiring payments based on cash flow and the additional capital expenditures required at the Venture’s properties as well as the payments due under the Venture’s Plan of Reorganization, it is not expected that there will be sufficient funds to be distributed to the Venture’s partners in the foreseeable future.

As a result of tender offers, AIMCO and its affiliates currently own 119 units of limited partnership interest in Portfolio I representing 18.48% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 20.48% at December 31, 2005. AIMCO and its affiliates currently own 67.42 units of limited partnership interest in Portfolio II representing 25.25% at December 31, 2005 of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 27.25%. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 22.47% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Venture in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Venture Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Venture, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Venture's significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the combined financial statements in "Item 8. Financial Statements and Supplementary Data". The Managing General Partner believes that the consistent application of these policies enables the Venture to provide readers of the financial statements with useful and reliable information about the Venture's operating results and financial condition. The preparation of combined financial statements in conformity with accounting principles generally accepted in the United States requires the Venture to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Venture's accounting policies in many areas. The Venture believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Venture will make an assessment of its recoverability by comparing the carrying amount to the Venture’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Venture would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Venture’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Venture’s assets.

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

Item 7a.

Quantitative and Qualitative Disclosures About Market Risk

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Venture is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis except for advances made from an affiliate of the Managing General Partner. These advances bear interest at the prime rate plus three basis points. Based on interest rates at December 31, 2005, an increase or decrease of 100 basis points in market interest rates would not have a material impact on the Venture.

The following table summarizes the Venture's debt obligations at December 31, 2005. The interest rates represent the weighted-average rates. The fair value of the Venture's first mortgages, after discounting the scheduled loan payments to maturity, is approximately $100,810,000 at December 31, 2005. However, the Venture is precluded from refinancing the first mortgages until January 2007. The Managing General Partner believes that it is not appropriate to use the Venture's incremental borrowing rate for the second mortgages, as there is currently no market in which the Venture could obtain similar financing. Therefore, the Managing General Partner considers estimation of fair value to be impracticable for this indebtedness. The Managing General Partner does not believe that there have been any material changes in market risk exposure between the current year and the preceding year.

	Long-term Debt
	Principal	Weighted-average
	(in thousands)	Interest Rate

2006	$ 2,189	8.50%
2007	2,403	8.50%
2008	115,969	8.96%
	$120,561

As principal payments for the junior loans are based upon monthly cash flow, all principal is assumed to be repaid at maturity.

Item 8.

Financial Statements and Supplementary Data

LIST OF COMBINED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Combined Balance Sheets - Years ended December 31, 2005 and 2004

Combined Statements of Operations - Years ended December 31, 2005, 2004 and 2003

Combined Statements of Changes in Partners' Deficit - Years ended December 31, 2005, 2004 and 2003

Combined Statements of Cash Flows - Years ended December 31, 2005, 2004 and 2003

Notes to Combined Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

VMS National Properties Joint Venture

We have audited the accompanying combined balance sheets of VMS National Properties Joint Venture as of December 31, 2005 and 2004, and the related combined statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Venture’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of VMS National Properties Joint Venture at December 31, 2005 and 2004, and the combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

VMS NATIONAL PROPERTIES JOINT VENTURE

COMBINED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2005	2004
Assets:
Cash and cash equivalents	$ 2,419	$ 2,064
Receivables and deposits	2,343	2,009
Restricted escrows	251	1,115
Other assets	786	737
Investment properties (Notes B and H):
Land	13,404	13,404
Buildings and related personal property	162,434	155,459
	175,838	168,863
Less accumulated depreciation	(126,814)	(119,509)
	49,024	49,354
	$ 54,823	$ 55,279
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 1,665	$ 1,328
Tenant security deposit liabilities	893	855
Accrued property taxes	670	695
Other liabilities	800	827
Accrued interest	878	560
Due to affiliates (Note F)	10,884	7,335
Mortgage notes payable, including $22,674 due to an
affiliate at 2005 and $22,123 at 2004 (Note B)	120,561	121,992
Mortgage participation liability (Note D)	25,505	19,265
Notes payable (Note C)	42,060	42,060
Deferred gain on extinguishment of debt (Note A)	42,225	42,225

Partners' Deficit	(191,318)	(181,863)
	$ 54,823	$ 55,279

See Accompanying Notes to Combined Financial Statements

VMS NATIONAL PROPERTIES JOINT VENTURE

COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per limited partnership interest data)

	For The Years Ended December 31,
	2005	2004	2003
Revenues:
Rental income	$ 30,207	$ 28,189	$29,054
Other income	2,282	2,340	2,313
Casualty gains (Note E)	564	45	164
Total revenues	33,053	30,574	31,531

Expenses:
Operating	12,655	11,613	11,094
Property management fees to an affiliate	1,278	1,201	1,253
General and administrative	686	541	594
Depreciation	7,614	7,147	6,984
Interest, including approximately $9,552,
$8,512 and $7,903 to an affiliate	18,088	17,094	16,732
Property taxes	2,187	2,180	2,008
Total expenses	42,508	39,776	38,665

Net loss (Note I)	$ (9,455)	$ (9,202)	$(7,134)

Net loss allocated to general partners (2%)	$ (189)	$ (184)	$ (143)

Net loss allocated to limited partners (98%)	(9,266)	(9,018)	(6,991)

	$ (9,455)	$ (9,202)	$(7,134)
Net loss per limited partnership interest:
Portfolio I (644 interests issued and
outstanding)	$(10,171)	$ (9,899)	$(7,674)
Portfolio II (267 interests issued and
outstanding)	$(10,172)	$ (9,898)	$(7,674)

See Accompanying Notes to Combined Financial Statements

VMS NATIONAL PROPERTIES JOINT VENTURE

COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands)

	VMS National Residential Portfolio I
	Limited Partners
	General	Accumulated	Subscription
	Partner	Deficit	Notes	Sub-total	Total

Partners' deficit at December 31, 2002	$ (3,641)	$(112,369)	$ (502)	$(112,871)	$(116,512)
Net loss for the year ended
December 31, 2003	(101)	(4,942)	--	(4,942)	(5,043)
Partner's deficit at December 31, 2003	(3,742)	(117,311)	(502)	(117,813)	(121,555)
Net loss for the year ended
December 31, 2004	(130)	(6,375)	--	(6,375)	(6,505)
Partners' deficit at December 31, 2004	(3,872)	(123,686)	(502)	(124,188)	(128,060)
Net loss for the year ended
December 31, 2005	(134)	(6,550)	--	(6,550)	(6,684)
Partners' deficit at December 31, 2005	$ (4,006)	$(130,236)	$ (502)	$(130,738)	$(134,744)

	VMS National Residential Portfolio II
	Limited Partners
	General	Accumulated	Subscription
	Partner	Deficit	Notes	Sub-total	Total

Partners' deficit at December 31, 2002	$(1,524)	$ (47,163)	$ (328)	$ (47,491)	$ (49,015)
Net loss for the year ended
December 31, 2003	(42)	(2,049)	--	(2,049)	(2,091)
Partner's deficit at December 31, 2003	(1,566)	(49,212)	(328)	(49,540)	(51,106)
Net loss for the year ended
December 31, 2004	(54)	(2,643)	--	(2,643)	(2,697)
Partners' deficit at December 31, 2004	(1,620)	(51,855)	(328)	(52,183)	(53,803)
Net loss for the year ended
December 31, 2005	(55)	(2,716)	--	(2,716)	(2,771)
Partners' deficit at December 31, 2005	$(1,675)	$ (54,571)	$ (328)	$ (54,899)	$ (56,574)
Combined partners' deficit at
December 31, 2005	$(5,681)	$(184,807)	$ (830)	$(185,637)	$(191,318)

See Accompanying Notes to Combined Financial Statements

VMS NATIONAL PROPERTIES JOINT VENTURE

COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	For The Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(9,455)	$(9,202)	$(7,134)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	7,614	7,147	6,984
Amortization of mortgage discounts	6,240	5,533	5,079
Casualty gains	(564)	(45)	(164)
Change in accounts:
Receivables and deposits	(334)	(321)	45
Other assets	(49)	(152)	(207)
Accounts payable	551	(353)	509
Tenant security deposit liabilities	38	6	(44)
Due to affiliates	259	403	291
Accrued property taxes	(25)	95	(3)
Accrued interest	2,009	1,886	1,032
Other liabilities	(27)	6	(1)
Net cash provided by operating activities	6,257	5,003	6,387

Cash flows from investing activities:
Property improvements and replacements	(7,558)	(2,923)	(2,786)
Net withdrawals from (deposits to) restricted
escrows	864	(219)	(47)
Insurance proceeds received	624	74	196
Net cash used in investing activities	(6,070)	(3,068)	(2,637)

Cash flows from financing activities:
Payments on mortgage notes payable	(3,122)	(4,374)	(4,795)
Payments on advances from an affiliate	(2,841)	--	(3)
Advances from an affiliate	6,131	2,742	--
Net cash provided by (used in) financing
activities	168	(1,632)	(4,798)
Net increase (decrease) in cash and cash
equivalents	355	303	(1,048)
Cash and cash equivalents at beginning of year	2,064	1,761	2,809
Cash and cash equivalents at end of year	$ 2,419	$ 2,064	$ 1,761

Supplemental disclosure of cash flow information:
Cash paid for interest, including approximately
$1,537, $465, and $1,600 paid to an affiliate	$ 9,868	$ 9,262	$10,346

Supplemental disclosure of non-cash information:
Accrued interest added to mortgage notes payable	$ 1,691	$ 2,124	$ 937
Property improvements and replacements included
in accounts payable and other liabilities	$ 643	$ 857	$ 330

See Accompanying Notes to Combined Financial Statements

VMS NATIONAL PROPERTIES JOINT VENTURE

NOTES TO COMBINED FINANCIAL STATEMENTS

December 31, 2005

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

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Venture believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Venture estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Venture for similar term, fully amortizing long term debt. The fair value of the Venture's first mortgages, after discounting the scheduled loan payments to maturity, is approximately $100,810,000. However, the Venture is precluded from refinancing the first mortgages until January 2007. The Managing General Partner believes that it is not appropriate to use the Venture's incremental borrowing rate for the second mortgages, the Assignment Note and the Long Term Arrangement Fee Note, as there is no market in which the Venture could obtain similar financing. Therefore, the Managing General Partner considers estimation of fair value to be impracticable for this indebtedness.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. At December 31, 2005 and 2004, cash balances included approximately $2,287,000 and $1,908,000, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits:

The Venture requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space, and is current on rental payments.

Investment Properties:

Investment properties consists of fifteen apartment complexes and are stated at cost.  The Venture capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Venture capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  The Venture did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2005 and 2004. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Venture records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Escrows:

In connection with the December 1997 refinancing of the Venture's 15 remaining properties, a replacement escrow was required for each property.  Each property was required to deposit an initial lump sum amount plus make monthly deposits over the term of the loan, which varies by property. These funds are to be used to cover replacement costs. The balance of the replacement reserves at December 31, 2005 and 2004 is approximately $251,000 and $1,115,000, respectively, including interest.

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

Advertising Costs:

The Venture expenses the cost of advertising as incurred. Advertising costs of approximately $591,000, $553,000 and $471,000, are included in operating expense for the years ended December 31, 2005, 2004, and 2003, respectively.

Segment Reporting:

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers.  As defined in SFAS No. 131, the Venture has only one reportable segment.

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

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Venture does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Venture’s combined financial condition or results of operations.

Note B - Mortgage Notes Payable

	Principal	Principal		Principal
	Balance At	Balance At		Balance
	December 31,	December 31,	Period	Due At
Property	2005	2004	Amortized	Maturity
	(in thousands)			(in thousands)
North Park Apartments
1st mortgage	$ 5,642	$ 5,750	25 yrs	$ 5,376
2nd mortgage	2,718	2,446	(A)	(A)
Chapelle Le Grande
1st mortgage	2,896	2,955	25 yrs	2,759
2nd mortgage	1,289	1,205	(A)	(A)
Terrace Gardens
1st mortgage	4,006	4,083	25 yrs	3,818
2nd mortgage	1,498	1,421	(A)	(A)
Forest Ridge Apartments
1st mortgage	5,324	5,434	25 yrs	5,073
2nd mortgage	490	566	(A)	(A)
Scotchollow
1st mortgage	26,291	26,834	25 yrs	25,054
2nd mortgage	9,397	8,861	(A)	(A)
Pathfinder Village
1st mortgage	12,147	12,380	25 yrs	11,576
2nd mortgage	3,037	2,816	(A)	(A)
Buena Vista Apartments
1st mortgage	4,470	4,562	25 yrs	4,260
2nd mortgage (B)	--	62	(A)	(A)
Mountain View Apartments
1st mortgage	6,458	6,592	25 yrs	6,154
2nd mortgage (C)	--	--	(A)	(A)
Crosswood Park
1st mortgage	5,024	5,120	25 yrs	4,788
2nd mortgage	232	299	(A)	(A)
Casa de Monterey
1st mortgage	3,695	3,772	25 yrs	3,479
2nd mortgage	115	268	(A)	(A)
The Bluffs
1st mortgage	3,360	3,429	25 yrs	3,202
2nd mortgage	1,442	1,349	(A)	(A)
Watergate Apartments
1st mortgage	2,611	2,665	25 yrs	2,492
2nd mortgage	885	840	(A)	(A)

	Principal	Principal		Principal
	Balance At	Balance At		Balance
	December 31,	December 31,	Period	Due At
Property	2005	2004	Amortized	Maturity
	(in thousands)			(in thousands)
Shadowood Apartments
1st mortgage	2,032	2,074	25 yrs	1,936
2nd mortgage	41	88	(A)	(A)
Vista Village Apartments
1st mortgage	2,997	3,059	25 yrs	2,856
2nd mortgage	1,337	1,215	(A)	(A)
Towers of Westchester Park
1st mortgage	10,934	11,160	25 yrs	10,420
2nd mortgage	193	687	(A)	(A)
Totals	$120,561	$121,992		$93,243

(A)

Payments are based on excess monthly cash flow with any unpaid balance due at maturity. Excess monthly cash flow is defined as revenue generated from the operation of a property less: (1) operating expenses of the property; (2) the debt service payment for the senior loan; (3) the tax and insurance reserve deposit; and (4) the replacement reserve deposit.

(B)

Second mortgage loan was satisfied in 2005.

(C)

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

Scheduled principal payments on mortgage notes payable subsequent to December 31, 2005 are as follows (in thousands):

2006	$ 2,189
2007	2,403
2008	115,969
$120,561

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

At December 31, 2005 and 2004 the $38,810,000 Assignment Note is non-interest bearing and is payable only after payment of debt of higher priority, including the senior and junior mortgage notes payable.  Pursuant to AICPA Statement of Position (“SOP”) SOP 90-7, the Assignment Note, the Long-Term Loan Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. Interest expense was being recognized through the amortization of the discount which became fully amortized in January 2000.

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

Note D - Participating Mortgage Note

AIMCO Properties, L.P., which owns the Managing General Partner and which is a controlled affiliate of AIMCO, purchased (i) the junior debt on November 19, 1999; (ii) a significant interest in the residual value of the properties on November 16, 1999, and (iii) a significant interest in the Bankruptcy Claims (as defined below) effective September 2000. These transactions occurred between AIMCO Properties, L.P. and a third party and thus had no effect on the combined financial statements of the Venture. Residual value is defined as the amount remaining from a sale of the Venture’s investment properties or refinancing of the mortgages encumbering such investment properties after payment of selling or refinancing costs and repayment of the senior and junior debt, plus accrued interest on each. The agreement states that the Venture will retain an amount equal to $13,500,000 plus accrued interest at 10% compounded monthly (the "Partnership Advance Account") from the proceeds. Interest began accruing on the Partnership Advance Account in 1993 when the bankruptcy plan was finalized. Any proceeds remaining after the Partnership Advance Account is fully funded are split equally (the "50/50 Split") between the Venture and AIMCO Properties, L.P. The Venture must repay the Assignment Note, the Long-term Loan Arrangement Fee Note and other pre-petition claims (collectively the "Bankruptcy Claims") which collectively total approximately $42,139,000 from the Partnership Advance Account. Any amounts remaining in the Partnership Advance Account after payment of the Bankruptcy Claims are split 75% to the Venture and 25% to AIMCO Properties, L.P.

The Venture has recorded the estimated fair value of the participation feature as a mortgage participation liability of approximately $32,531,000 and $32,009,000 for the years ended December 31, 2005 and 2004, respectively. The Managing General Partner reevaluated the fair value of the participation feature during the three months ended June 30, 2005 and the year ended December 31, 2004 and concluded that the fair value of the participation feature should be increased by approximately $522,000 and reduced by approximately $4,509,000, respectively. At December 31, 2005 there was no change in estimated fair value of the participation feature. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties. These fair values were determined using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors.  The increase in the fair value of the participation feature for the three months ended June 30, 2005 is attributable to a modification of the calculation of the residual value with respect to whether the various liabilities are to be paid before or after the 50/50 split partially offset by a further increase in the estimated value of the junior loans and advances from the Managing General Partner that will be due at maturity. The reduction in the fair value of the participation feature as of December 31, 2004 is attributable to an increase in the estimated value of the junior loans and advances from the Managing General Partner that will be due at maturity partially offset by an increase in the estimated fair value of the collateral properties.  During the years ended December 31, 2005, 2004 and 2003, the Venture amortized approximately $6,240,000, $5,533,000 and $5,079,000, respectively, of the mortgage participation debt discount which is included in interest expense. The related mortgage participation debt discount at December 31, 2005 and 2004 was approximately $7,026,000 and $12,744,000, respectively.

Note E – Casualty Gains

During the twelve months ended December 31, 2005, a net casualty gain of approximately $60,000 was recorded at Chapelle Le Grande Apartments. The casualty gain related to a plumbing pipe break, occurring on June 27, 2005, which caused damage to two units at the property. The gain was the result of the receipt of insurance proceeds of approximately $66,000 offset by approximately $6,000 of undepreciated property improvements and replacements being written off.

During the twelve months ended December 31, 2005, an estimated net casualty loss of approximately $3,000 was recorded at Scotchollow Apartments. The casualty loss related to an earthquake occurring on November 29, 2005, which caused damage to two units at the property. The loss was the result of approximately $3,000 of undepreciated property improvements and replacements being written off.

During the twelve months ended December 31, 2005, a net casualty gain of approximately $278,000 was recorded at Casa De Monterey Apartments. The casualty gain related to a fire occurring in February 2005 caused by a contractor working at the property that severely damaged six units of an eight unit apartment building. The gain was the result of the receipt of insurance proceeds of approximately $308,000 offset by approximately $30,000 of undepreciated property improvements and replacements being written off.

During the twelve months ended December 31, 2005, an estimated net casualty gain of approximately $229,000 was recorded at Watergate Apartments. The casualty gain related to a fire caused by a tenant burning candles, occurring on May 27, 2005, which caused damage to eight units at the property. The gain was the result of the receipt of insurance proceeds of approximately $250,000 offset by approximately $21,000 of undepreciated property improvements and replacements being written off.

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

Asset management fees of approximately $351,000, $323,000 and $325,000 were charged by affiliates of the Managing General Partner for the years ended December 31, 2005, 2004 and 2003, respectively. These fees are included in general and administrative expenses.  At December 31, 2005, approximately $295,000 of such fees were owed and are included in due to affiliates. No amounts were owed at December 31, 2004.

Affiliates of the Managing General Partner receive a percentage of the gross receipts from all of the Venture's properties as compensation for providing property management services. The Venture paid to such affiliates approximately $1,278,000, $1,201,000 and $1,253,000 for the years ended December 31, 2005, 2004 and 2003, respectively, which are included in property management fee expense. At December 31, 2005, approximately $11,000 of such fees were owned and are included in due to affiliates. No amounts were owed at December 31, 2004.

Affiliates of the Managing General Partner charged the Venture reimbursement of accountable administrative expenses amounting to approximately $100,000 for each of the years ended December 31, 2005, 2004 and 2003. These expenses are included in general and administrative expense.

During the years ended December 31, 2005, 2004 and 2003, the Venture was charged fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $174,000, $168,000 and $130,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties and are included in investment properties. During the third quarter of 2005, it was determined by the Managing General Partner that approximately $398,000 of such fees previously charged in 2005 and approximately $133,000 of such fees previously charged in 2004 should not have been charged and the total was refunded to the Venture during the first quarter of 2006.  At December 31, 2005, the amount to be refunded of approximately $292,000 was included in receivables and deposits.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $123,000 for each of the years ended December 31, 2005, 2004, and 2003. These expenses are included in operating expense.

At December 31, 2005 and December 31, 2004, the Venture owed loans of approximately $9,639,000 and $6,348,000 to an affiliate of the Managing General Partner plus accrued interest thereon of approximately $939,000 and $987,000, respectively, which are included in due to affiliates on the combined balance sheets. These loans were made in accordance with the Joint Venture Agreement and accrue interest at the prime rate plus 3% (10.25% at December 31, 2005). The Venture recognized interest expense of approximately $848,000, $407,000 and $287,000 during the years ended December 31, 2005, 2004 and 2003, respectively. During the year ended December 31, 2005, the Venture paid approximately $2,841,000 of principal and approximately $895,000 of accrued interest on loans owed to an affiliate of the Managing General Partner. No amounts were paid during the year ended December 31, 2004. Subsequent to December 31, 2005, an affiliate of the Managing General Partner loaned five of the properties approximately $1,104,000 to cover outstanding capital improvement payables and two properties approximately $311,000 to cover operating expenses.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At December 31, 2005 and 2004, the outstanding balance of approximately $79,000 is included in other liabilities.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the bankruptcy plan. There were no property dispositions for which proceeds were received during the years ended December 31, 2005, 2004, and 2003.

The junior debt of approximately $22,674,000 and $22,123,000 at December 31, 2005 and 2004, respectively, is held by an affiliate of the Managing General Partner. The monthly principal and interest payments are based on monthly excess cash flow for each property, as defined in the mortgage agreement. During the years ended December 31, 2005, 2004 and 2003, the Venture recognized interest expense of approximately $2,454,000, $2,444,000, and $2,534,000, respectively.

The Venture insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Venture insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the years ended December 31, 2005, 2004 and 2003, the Venture was charged by AIMCO and its affiliates approximately $457,000, $423,000 and $474,000, respectively, for insurance coverage and fees associated with policy claims administration.

As a result of tender offers, AIMCO and its affiliates owned 119 units of limited partnership interest in Portfolio I representing 18.48% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 20.48% at December 31, 2005. AIMCO and its affiliates owned 67.42 units of limited partnership interest in Portfolio II representing 25.25% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 27.25% at December 31, 2005. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 22.47% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Venture in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Venture Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Venture Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Venture, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note G - Subscription Notes And Accrued Interest Receivable

Portfolio I and Portfolio II executed promissory notes requiring cash contributions from the partners aggregating $136,800,000 to the capital of Portfolios I and II for 644 and 267 units, respectively.  Of this amount, approximately $135,060,000 was contributed in cash through December 31, 2005, and $910,000 was deemed uncollectible and written-off prior to December 31, 2005. The following table represents the remaining Limited Partners' subscription notes principal balances and the related accrued interest receivable at December 31, 2005 (in thousands):

	Portfolio I	Portfolio II

Subscription notes receivable	$502	$328
Accrued interest receivable	63	67
Allowance for uncollectible interest
receivable	(63)	(67)
Total subscription notes and accrued
interest receivable	$502	$328

All amounts outstanding at December 31, 2005, are considered past due and bear interest at the default rate of 18%. No interest will be recognized until collection is assured. The balances have been appropriately included as an increase in Partners’ Deficit.

Note H - Investment Properties and Accumulated Depreciation

	Initial Cost
	(in thousands)
			Buildings and	Costs Capitalized	Provision to
			Related Personal	Subsequent to	Reduce to
Description	Encumbrances	Land	Property	Acquisition	Fair Value
	(in thousands)			(in thousands)

North Park Apartments	$ 8,360	$ 557	$ 8,349	$ 3,257	$ --
Chapelle Le Grande	4,185	166	3,873	1,371	--
Terrace Garden	5,504	433	4,517	2,440	--
Forest Ridge Apartments	5,814	701	6,930	2,807	--
Scotchollow	35,688	3,510	19,344	10,107	--
Pathfinder Village	15,184	3,040	11,698	6,695	(1,250)
Buena Vista Apartments	4,470	893	4,538	1,332	--
Mountain View Apartments	6,458	1,289	8,490	2,746	--
Crosswood Park	5,256	611	8,597	4,853	(2,000)
Casa De Monterey	3,810	869	6,136	2,685	--
The Bluffs	4,802	193	3,667	1,126	--
Watergate Apartments	3,496	263	5,625	2,353	--
Shadowood Apartments	2,073	209	3,393	1,324	--
Vista Village Apartments	4,334	568	5,209	2,232	--
Towers Of Westchester Park	11,127	529	13,491	6,072	--
TOTAL	$120,561	$13,831	$113,857	$51,400	$(3,250)

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)
		Buildings		Accum-
		And Related		ulated	Year of	Date of
		Personal		Deprec-	Construc-	Acquis-	Depreciable
Description	Land	Property	Total	iation	tion	ition	Life

North Park Apartments	$ 557	$ 11,606	$ 12,163	$ 9,139	1968	11/14/84	5-30 yrs
Chapelle Le Grande	166	5,244	5,410	4,182	1972	12/05/84	5-30 yrs
Terrace Gardens	433	6,957	7,390	5,339	1973	10/26/84	5-30 yrs
Forest Ridge Apartments	701	9,737	10,438	7,917	1974	10/26/84	5-30 yrs
Scotchollow	3,510	29,451	32,961	23,388	1973	10/26/84	5-30 yrs
Pathfinder Village	2,753	17,430	20,183	13,571	1971	10/26/84	5-30 yrs
Buena Vista Apartments	893	5,870	6,763	4,785	1972	10/26/84	5-30 yrs
Mountain View Apartments	1,289	11,236	12,525	8,109	1978	10/26/84	5-30 yrs
Crosswood Park	471	11,590	12,061	7,817	1977	12/05/84	5-30 yrs
Casa De Monterey	869	8,821	9,690	6,868	1970	10/26/84	5-30 yrs
The Bluffs	193	4,793	4,986	4,030	1968	10/26/84	5-30 yrs
Watergate Apartments	263	7,978	8,241	6,268	1972	10/26/84	5-30 yrs
Shadowood Apartments	209	4,717	4,926	3,892	1974	11/14/84	5-30 yrs
Vista Village Apartments	568	7,441	8,009	6,011	1971	10/26/84	5-30 yrs
Towers Of Westchester Park	529	19,563	20,092	15,498	1971	10/26/84	5-30 yrs

TOTAL	$13,404	$162,434	$175,838	$126,814

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2005 and 2004 is approximately $192,554,000 and $185,671,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2005 and 2004, is approximately $158,183,000 and $154,247,000, respectively.

Reconciliation of Investment Properties and Accumulated Depreciation (in thousands):

	2005	2004	2003
Investment Properties
Balance at beginning of year	$168,863	$165,448	$162,478
Property improvements and
replacements	7,344	3,450	3,091
Dispositions of property	(369)	(35)	(121)
Balance at end of year	$175,838	$168,863	$165,448

Accumulated Depreciation
Balance at beginning of year	$119,509	$112,389	$105,494
Additions charged to expense	7,614	7,147	6,984
Dispositions of property	(309)	(27)	(89)
Balance at end of year	$126,814	$119,509	$112,389

Note I - Income Taxes

The following is a reconciliation of reported net loss per the financial statements to the Federal taxable income to partners (in thousands except per unit amounts):

	2005	2004	2003

Net loss as reported	$ (9,455)	$ (9,202)	$ (7,134)
Depreciation differences	3,678	4,368	4,120
Unearned income	(39)	(62)	14
Casualty loss	(564)	(45)	(124)
Residual proceeds expense	6,240	5,533	5,079
Other	(114)	33	645
Federal taxable (loss) income	$ (254)	$ 625	$ 2,600

Portfolio I Allocation	$ (180)	$ 441	$ 1,836
Portfolio II Allocation	(74)	184	764

Net income per limited
partnership interest:
Portfolio I Allocation	$ 5,305	$ 2,772	$ 4,147
Portfolio II Allocation	5,352	2,797	4,183

The following is a reconciliation between the Venture's reported amounts and Federal tax basis of net liabilities at December 31, 2005 and 2004 (in thousands):

	2005	2004

Net liabilities as reported	$(191,318)	$(181,863)
Land and buildings	16,716	16,808
Accumulated depreciation	(31,369)	(34,738)
Syndication costs	17,650	17,650
Deferred gain	42,225	42,225
Other deferred costs	9,601	9,601
Other	(52,531)	(52,213)
Notes payable	4,882	4,882
Subscription notes receivable	1,837	1,837
Mortgage payable	(47,727)	(47,727)
Residual proceeds liability	25,505	19,265
Accrued interest	9,571	9,571
Net liabilities - Federal tax basis	$(194,958)	$(194,702)

Note J – Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Venture’s combined financial condition or results of operations.

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

Mold

The Venture is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Venture has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Venture has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Venture’s combined financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Note K - Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the Venture (in thousands, except per interest data):

	1st	2nd	3rd	4th
2005	Quarter	Quarter	Quarter	Quarter	Total
Total revenues	$ 7,822	$ 7,977	$ 8,621	$ 8,633	$33,053

Total expenses	10,409	10,392	10,785	10,922	42,508

Net loss	$(2,587)	$(2,415)	$(2,164)	$(2,289)	$ (9,455)

Net loss per limited partnership
interest:
Portfolio I (644 interests issued
and outstanding)	$(2,783)	$(2,597)	$(2,330)	$(2,461)	$(10,171)
Portfolio II (267 interests issued
and outstanding)	$(2,783)	$(2,599)	$(2,326)	$(2,464)	$(10,172)

	1st	2nd	3rd	4th
2004	Quarter	Quarter	Quarter	Quarter	Total

Total revenues	$ 7,474	$ 7,453	$ 7,764	$ 7,883	$30,574

Total expenses	9,643	9,919	9,791	10,423	39,776

Net loss	$(2,169)	$(2,466)	$(2,027)	$(2,540)	$ (9,202)

Net loss per limited partnership
interest:
Portfolio I (644 interests issued
and outstanding)	$(2,334)	$(2,652)	$(2,181)	$(2,732)	$ (9,899)
Portfolio II (267 interests issued
and outstanding)	$(2,333)	$(2,652)	$(2,182)	$(2,731)	$ (9,898)

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Venture’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Venture’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Venture’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Venture’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Venture’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Venture’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Venture’s internal control over financial reporting.

Item 9b.

Other Information

None.

PART III

Item 10.

Directors and Officers of the Venture

The Ventures have no directors or officers. The Managing General Partner manages substantially all of the affairs and has general responsibility in all matters affecting the business of the Venture. Effective December 12, 1997, the managing general partner of each of the Ventures was transferred from VMS Realty Investment, Ltd. (“VMSRIL”) (formerly VMS Realty Partners) to MAERIL, Inc. (“MAERIL” or the “Managing General Partner”), a wholly-owned subsidiary of MAE GP Corporation (“MAE GP”) and an affiliate of Insignia Financial Group, Inc. (“Insignia”). Effective February 25, 1998, MAE GP was merged with Insignia Properties Trust (“IPT”), which is an affiliate of Insignia.  Effective October 1, 1998 and February 26, 1999; Insignia and IPT were respectively merged into Apartment Investment and Management Company (“AIMCO”).  Thus, the Managing General Partner is now a wholly-owned subsidiary of AIMCO.

The names of the directors and executive officers of the Managing General Partner, their ages and the nature of all positions with the Managing General Partner presently held by them are set forth below. There are no family relationships between or among any directors or officers.

Name	Age	Position

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	44	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the Managing General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the Managing General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Managing General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Managing General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Except as noted below, no persons or entity owns of record or is known by the Venture to own beneficially more than 5% of the outstanding Interests of either of the Ventures as of December 31, 2005.

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

Asset management fees of approximately $351,000, $323,000 and $325,000 were charged by affiliates of the Managing General Partner for the years ended December 31, 2005, 2004 and 2003, respectively. These fees are included in general and administrative expenses.  At December 31, 2005, approximately $295,000 of such fees were owed and are included in due to affiliates. No amounts were owed at December 31, 2004.

Affiliates of the Managing General Partner receive a percentage of the gross receipts from all of the Venture's properties as compensation for providing property management services. The Venture paid to such affiliates approximately $1,278,000, $1,201,000 and $1,253,000 for the years ended December 31, 2005, 2004 and 2003, respectively, which are included in property management fee expense. At December 31, 2005, approximately $11,000 of such fees were owned and are included in due to affiliates. No amounts were owed at December 31, 2004.

Affiliates of the Managing General Partner charged the Venture reimbursement of accountable administrative expenses amounting to approximately $100,000 for each of the years ended December 31, 2005, 2004 and 2003. These expenses are included in general and administrative expense.

During the years ended December 31, 2005, 2004 and 2003, the Venture was charged fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $174,000, $168,000 and $130,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties and are included in investment properties. During the third quarter of 2005, it was determined by the Managing General Partner that approximately $398,000 of such fees previously charged in 2005 and approximately $133,000 of such fees previously charged in 2004 should not have been charged and the total was refunded to the Venture during the first quarter of 2006.  At December 31, 2005, the amount to be refunded of approximately $292,000 was included in receivables and deposits.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $123,000 for each of the years ended December 31, 2005, 2004, and 2003. These expenses are included in operating expense.

At December 31, 2005 and December 31, 2004, the Venture owed loans of approximately $9,639,000 and $6,348,000 to an affiliate of the Managing General Partner plus accrued interest thereon of approximately $939,000 and $987,000, respectively, which are included in due to affiliates on the combined balance sheets. These loans were made in accordance with the Joint Venture Agreement and accrue interest at the prime rate plus 3% (10.25% at December 31, 2005). The Venture recognized interest expense of approximately $848,000, $407,000 and $287,000 during the years ended December 31, 2005, 2004 and 2003, respectively. During the year ended December 31, 2005, the Venture paid approximately $2,841,000 of principal and approximately $895,000 of accrued interest on loans owed to an affiliate of the Managing General Partner. No amounts were paid during the year ended December 31, 2004. Subsequent to December 31, 2005, an affiliate of the Managing General Partner loaned five of the properties approximately $1,104,000 to cover outstanding capital improvement payables and two properties approximately $311,000 to cover operating expenses.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At December 31, 2005 and 2004, the outstanding balance of approximately $79,000 is included in other liabilities.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the bankruptcy plan. There were no property dispositions for which proceeds were received during the years ended December 31, 2005, 2004, and 2003.

The junior debt of approximately $22,674,000 and $22,123,000 at December 31, 2005 and 2004, respectively, is held by an affiliate of the Managing General Partner. The monthly principal and interest payments are based on monthly excess cash flow for each property, as defined in the mortgage agreement. During the years ended December 31, 2005, 2004 and 2003, the Venture recognized interest expense of approximately $2,454,000, $2,444,000, and $2,534,000, respectively.

The Venture insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Venture insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the years ended December 31, 2005, 2004 and 2003, the

Venture was charged by AIMCO and its affiliates approximately $457,000, $423,000 and $474,000, respectively, for insurance coverage and fees associated with policy claims administration.

As a result of tender offers, AIMCO and its affiliates owned 119 units of limited partnership interest in Portfolio I representing 18.48% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 20.48% at December 31, 2005. AIMCO and its affiliates owned 67.42 units of limited partnership interest in Portfolio II representing 25.25% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 27.25% at December 31, 2005. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 22.47% of the Venture. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Venture in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Venture Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Venture Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Venture, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 14.

Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005, 2004 and 2003 are described below.

Audit Fees.  Fees for audit services totaled approximately $100,000, $105,000, and $101,000 for 2005, 2004, and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $52,000, $46,000 and $55,000 for 2005, 2004, and 2003, respectively.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

The following combined financial statements of the Venture are included in Item 8:

Combined Balance Sheets at December 31, 2005 and 2004.

Combined Statements of Operations for the years ended December 31, 2005, 2004 and 2003.

Combined Statements of Changes in Partners' Deficit for the years ended December 31, 2005, 2004 and 2003.

Combined Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

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

Date: March 31, 2006

VMS National Residential Portfolio II

By: MAERIL, Inc.
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Venture and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 31, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2006

VMS NATIONAL PROPERTIES JOINT VENTURE

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

10.4

(c)(1)

Form of Promissory Note, dated November 2, 2004, issued by VMS National Properties Joint Venture. Incorporated by reference to the Venture’s Form 8-K dated November 2, 2004 and filed on November 8, 2004.

(c)(2)

Form of Master Immediate Repair Agreement, dated as of November 2, 2004, by and between VMS National Properties Joint Venture and LaSalle Bank National Association. Incorporated by reference to the Venture’s Form 8-K dated November 2, 2004 and filed on November 8, 2004.

(c)(3)

Form of General Undertaking Agreement, dated October 29, 2004 and made effective as of November 2, 2004, by and between VMS National Properties Joint Venture and AIMCO Properties, L.P. Incorporated by reference to the Venture’s Form 8-K dated November 2, 2004 and filed on November 8, 2004.

(c)(4)

Form of Letter, dated as of November 2, 2004, from GMAC Commercial Mortgage Corporation. Incorporated by reference to the Venture’s Form 8-K dated November 2, 2004 and filed on November 8, 2004.

(c)(5)

Form of First Amendment to Amended, Restated and Consolidated Senior Mortgage and Security Agreement, dated October 29, 2004 and made effective as of November 2, 2004, by and between VMS National Properties Joint Venture and LaSalle Bank National Association (relating to the mortgage indebtedness encumbering Chappelle Le Grande). Incorporated by reference to the Venture’s Form 8-K dated November 2, 2004 and filed on November 8, 2004.

(c)(6)

Schedule of Amendments to Senior Mortgage Agreements Substantially Identical to Exhibit (c)(5). Incorporated by reference to the Venture’s Form 8-K dated November 2, 2004 and filed on November 8, 2004.

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

32.1

Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 11

VMS NATIONAL PROPERTIES JOINT VENTURE

CALCULATION OF NET LOSS PER INVESTOR

(in thousands, except per unit data)

	For the Years Ended December 31,
	2005	2004	2003

VMS National Properties net loss	$ (9,455)	$ (9,202)	$(7,132)
Portfolio I net loss	--	--	(1)
Portfolio II net loss	--	--	(1)
Combined net loss	$ (9,455)	$ (9,202)	$(7,134)

Portfolio I allocation:
70.69% VMS National Properties net loss	$ (6,684)	$ (6,505)	$(5,042)
100.00% Portfolio I net loss	--	--	(1)
	$ (6,684)	$ (6,505)	$(5,043)

Net loss to general partner (2%)	$ (134)	$ (130)	$ (101)

Net loss to limited partners (98%)	$ (6,550)	$ (6,375)	$(4,942)

Number of Limited Partner interests	644	644	644

Net loss per limited Venture interest	$(10,171)	$ (9,899)	$(7,674)

Portfolio II allocation:
29.31% VMS National Properties net loss	$ (2,771)	$ (2,697)	$(2,090)
100% Portfolio II net loss	--	--	(1)
	$ (2,771)	$ (2,697)	$(2,091)

Net loss to general partner (2%)	$ (55)	$ (54)	$ (42)

Net loss to limited partners (98%)	$ (2,716)	$ (2,643)	$(2,049)

Number of Limited Partner interests	267	267	267

Net loss per limited Venture interest	$(10,172)	$ (9,898)	$(7,674)

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

Date:  March 31, 2006

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

Date:  March 31, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of MAERIL, Inc., equivalent of the chief financial officer of the Venture

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-K of VMS National Properties Joint Venture (the "Venture"), for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Venture, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Venture, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Venture.

/s/Martha L. Long
Name: Martha L. Long
Date: March 31, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 31, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Venture for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.