Form 10-Q
period 2006-03-31
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2006-05-12
CIK 789089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

(864) 239-1000

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ___  Accelerated Filer ___  Non-accelerated Filer _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No   X_

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

VMS NATIONAL PROPERTIES JOINT VENTURE

COMBINED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Note)
Assets:
Cash and cash equivalents	$ 2,639	$ 2,419
Receivables and deposits	1,963	2,343
Restricted escrows	242	251
Other assets	1,710	786
Investment properties:
Land	13,404	13,404
Buildings and related personal property	163,288	162,434
	176,692	175,838
Less accumulated depreciation	(128,784)	(126,814)
	47,908	49,024
	$ 54,462	$ 54,823
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 2,259	$ 1,665
Tenant security deposit liabilities	930	893
Accrued property taxes	610	670
Other liabilities	657	800
Accrued interest	494	878
Due to affiliates (Note D)	11,718	10,884
Mortgage notes payable, including $22,820 and $22,674
due to an affiliate at March 31, 2006 and
December 31, 2005, respectively (Note D)	120,057	120,561
Mortgage participation liability (Note C)	27,191	25,505
Notes payable (Note B)	42,060	42,060
Deferred gain on extinguishment of debt (Note B)	42,225	42,225

Partners' Deficit	(193,739)	(191,318)
	$ 54,462	$ 54,823

Note:

The combined balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Combined Financial Statements

VMS NATIONAL PROPERTIES JOINT VENTURE

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per partnership interest data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Rental income	$ 7,903	$ 7,259
Other income	673	563
Casualty gain (Note E)	4	--
Total revenues	8,580	7,822

Expenses:
Operating	3,317	3,237
Property management fee to an affiliate	338	308
General and administrative	154	155
Depreciation	1,972	1,830
Interest	4,647	4,333
Property taxes	573	546
Total expenses	11,001	10,409

Net loss	$(2,421)	$(2,587)

Net loss allocated to general partners (2%)	$ (48)	$ (52)
Net loss allocated to limited partners (98%)	(2,373)	(2,535)
	$(2,421)	$(2,587)

Net loss per limited partnership interest:
Portfolio I (644 interests issued and outstanding)	$(2,604)	$(2,783)
Portfolio II (267 interests issued and outstanding)	$(2,607)	$(2,783)

See Accompanying Notes to Combined Financial Statements

VMS NATIONAL PROPERTIES JOINT VENTURE

COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands)

	VMS National Residential Portfolio I
	Limited Partners
				Limited
	General	Accumulated	Subscription	Partners'
	Partners	Deficit	Notes	Total	Total

Partners' deficit at
December 31, 2005	$(4,006)	$(130,236)	$ (502)	$(130,738)	$(134,744)

Net loss for the
three months ended
March 31, 2006	(34)	(1,677)	--	(1,677)	(1,711)

Partners' deficit at
March 31, 2006	$(4,040)	$(131,913)	$ (502)	$(132,415)	$(136,455)

	VMS National Residential Portfolio II
	Limited Partners
				Limited
	General	Accumulated	Subscription	Partners'
	Partners	Deficit	Notes	Total	Total

Partners' deficit at
December 31, 2005	$(1,675)	$ (54,571)	$ (328)	$ (54,899)	$ (56,574)

Net loss for the
three months ended
March 31, 2006	(14)	(696)	--	(696)	(710)

Partners' deficit at
March 31, 2006	$(1,689)	$ (55,267)	$ (328)	$ (55,595)	$ (57,284)

Combined total	$(5,729)	$(187,180)	$ (830)	$(188,010)	$(193,739)

See Accompanying Notes to Combined Financial Statements

VMS NATIONAL PROPERTIES JOINT VENTURE

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,421)	$(2,587)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	1,972	1,830
Amortization of mortgage discounts	1,686	1,446
Casualty gain	(4)	--
Change in accounts:
Receivables and deposits	380	(275)
Other assets	(924)	(514)
Accounts payable	733	522
Tenant security deposit liabilities	37	(25)
Accrued property taxes	(60)	320
Accrued interest	93	449
Other liabilities	(143)	(144)
Due to affiliate	131	257
Net cash provided by operating activities	1,480	1,279

Cash flows from investing activities:
Property improvements and replacements	(995)	(1,119)
Net withdrawals from restricted escrows	9	445
Net insurance proceeds	4	--
Net cash used in investing activities	(982)	(674)

Cash flows from financing activities:
Payments on mortgage notes payable	(981)	(1,159)
Payments on advances from an affiliate	(712)	--
Advances from an affiliate	1,415	239
Net cash used in financing activities	(278)	(920)

Net increase (decrease) in cash and cash equivalents	220	(315)
Cash and cash equivalents at beginning of period	2,419	2,064
Cash and cash equivalents at end of period	$ 2,639	$ 1,749

Supplemental disclosure of cash flow information:
Cash paid for interest, including approximately $134 and
$156 paid to an affiliate	$ 2,584	$ 2,256

Supplemental disclosure of non-cash activity:
Accrued interest added to mortgage notes payable	$ 477	$ 425

At March 31, 2006 and December 31, 2005 accounts payable and property improvements and replacements were adjusted by approximately $504,000 and $643,000, respectively.

At March 31, 2005 and December 31, 2004 accounts payable and property improvements and replacements were adjusted by approximately $780,000 and $857,000, respectively.

See Accompanying Notes to Combined Financial Statements

VMS NATIONAL PROPERTIES JOINT VENTURE

NOTES TO COMBINED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited combined financial statements of VMS National Properties Joint Venture (the "Venture" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results which may be expected for the year ending December 31, 2006. For further information, refer to the combined financial statements and footnotes thereto included in the Venture's Annual Report on Form  10-K for the year ended December 31, 2005. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Venture adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Venture’s combined financial condition or results of operations.

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

At March 31, 2006 and December 31, 2005, the $38,810,000 Assignment Note is non-interest bearing and is payable only after payment of debt of higher priority, including the senior and junior mortgage notes payable.  Pursuant to Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” the Assignment Note, the Long-Term Loan Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. Interest expense was being recognized through the amortization of the discount which became fully amortized in January 2000.

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

The Venture has recorded the estimated fair value of the participation feature as a mortgage participation liability of approximately $32,531,000 and $32,009,000 for the three months ended March 31, 2006 and 2005, respectively. The Managing General Partner reevaluated the fair value of the participation feature during the three months ended June 30, 2005 and the year ended December 31, 2004 and concluded that the fair value of the participation feature should be increased by approximately $522,000 and reduced by approximately $4,509,000, respectively. There have not been any reevaluation adjustments required since June 30, 2005.  The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties.  These fair values were determined using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors.  The increase in the fair value of the participation feature for the three months ended June 30, 2005 is attributable to a modification of the calculation of the residual value with respect to whether the various liabilities are to be paid before or after the 50/50 split partially offset by a further increase in the estimated value of the junior loans and advances from the Managing General Partner that will be due at maturity. The reduction in the fair value of the participation feature as of December 31, 2004 is attributable to an increase in the estimated value of the junior loans and advances from the Managing General Partner that will be due at maturity partially offset by an increase in the estimated fair value of the collateral properties.  During the three months ended March 31, 2006 and 2005, the Venture amortized approximately $1,686,000 and $1,446,000, respectively, of the mortgage participation debt discount which is included in interest expense.  The related mortgage participation debt discount at March 31, 2006 and December 31, 2005 was approximately $5,340,000 and $7,026,000, respectively.

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

Asset management fees of approximately $86,000 and $93,000 were charged by affiliates of the Managing General Partner for the three months ended March 31, 2006 and 2005, respectively. These fees are included in general and administrative expense.  At March 31, 2006 and December 31, 2005, approximately $86,000 and $295,000, respectively, of such fees were owed and are included in due to affiliates.

Affiliates of the Managing General Partner receive a percentage of the gross receipts from all of the Venture's properties as compensation for providing property management services. The Venture paid or accrued to such affiliates approximately $338,000 and $308,000 for the three months ended March 31, 2006 and 2005, respectively, which are included in property management fee expense. At March 31, 2006 and December 31, 2005, approximately $65,000 and $11,000, respectively, of such fees were owed and are included in due to affiliates.

Affiliates of the Managing General Partner charged the Venture reimbursement of accountable administrative expenses amounting to approximately $25,000 for each of the three month periods ended March 31, 2006 and 2005. These expenses are included in general and administrative expense.

During the three months ended March 31, 2006 and 2005, the Venture was charged fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $29,000 and $130,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties and are included in investment properties. During the third quarter of 2005, it was determined by the Managing General Partner that approximately $398,000 of such fees previously charged in 2005 and approximately $133,000 of such fees previously charged in 2004 should not have been charged and the total was refunded to the Venture during the first quarter of 2006.  At December 31, 2005, the amount to be refunded of approximately $292,000 was included in receivables and deposits.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $31,000 for each of the three month periods ended March 31, 2006 and 2005. These expenses are included in operating expense.

At March 31, 2006 and December 31, 2005, the Venture owed loans of approximately $10,342,000 and $9,639,000 to an affiliate of the Managing General Partner plus accrued interest thereon of approximately $1,225,000 and $939,000, respectively, which are included in due to affiliates on the combined balance sheets. These loans were made in accordance with the Joint Venture Agreement and accrue interest at the prime rate plus 3% (10.75% at March 31, 2006). The Venture recognized interest expense of approximately $289,000 and $155,000 during the three months ended March 31, 2006 and 2005, respectively.  During the three months ended March 31, 2006, an affiliate of the Managing General Partner loaned four of the properties approximately $1,104,000 to cover outstanding capital improvement payables and two properties approximately $311,000 to cover operating expense. There were no such loans during the three months ended March 31, 2005. During the three months ended March 31, 2006, the Venture paid approximately $712,000 of principal and approximately $4,000 of accrued interest on loans owed to an affiliate of the Managing General Partner.  No amounts were paid during the three months ended March 31, 2005.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At March 31, 2006 and December 31, 2005, the outstanding balance of $79,000 is included in other liabilities.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the distributions required by the bankruptcy plan. There were no property dispositions for which proceeds were received during either of the three month periods ended March 31, 2006 or 2005.

The junior debt of approximately $22,820,000 and $22,674,000 at March 31, 2006 and December 31, 2005, respectively, is held by an affiliate of the Managing General Partner. The monthly principal and interest payments are based on monthly excess cash flow for each property, as defined in the mortgage agreement. During the three months ended March 31, 2006 and 2005, the Venture recognized interest expense of approximately $599,000 and $586,000, respectively.

The Venture insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Venture insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2006, the Venture was charged by AIMCO and its affiliates approximately $671,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Venture during 2006 as other insurance policies renew later in the year. The Venture was charged by AIMCO and its affiliates approximately $457,000 during the year ended December 31, 2005.

Note E – Casualty Gain

During the three months ended March 31, 2006, an additional net casualty gain of approximately $4,000 was recorded at Chapelle Le Grande Apartments. The casualty gain related to a plumbing pipe break, occurring on June 27, 2005, which caused damage to two units at the property. The gain was the result of the receipt of additional insurance proceeds of approximately $4,000 offset by less than $1,000 of undepreciated property improvements and replacements being written off. During the year ended December 31, 2005 the Venture recognized a gain of approximately 60,000 from this same casualty. The 2005 gain was the result of the receipt of insurance proceeds of approximately $66,000 offset by approximately $6,000 of undepreciated property improvements and replacements being written off.

Note F - Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Venture’s combined financial condition or results of operations.

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

Average occupancy rates for the three months ended March 31, 2006 and 2005, for all of the Venture's properties are as follows:

	Average Occupancy
Property	2006	2005

North Park Apartments (1)
Evansville, IN	95%	90%
Chapelle Le Grande
Merrillville, IN	93%	94%
Terrace Gardens (2)
Omaha, NE	95%	88%
Forest Ridge Apartments
Flagstaff, AZ	94%	93%
Scotchollow (1)
San Mateo, CA	98%	87%
Pathfinder Village (1)
Fremont, CA	98%	92%
Buena Vista Apartments
Pasadena, CA	99%	97%
Mountain View Apartments
San Dimas, CA	94%	95%
Crosswood Park (1)
Citrus Heights, CA	94%	88%
Casa de Monterey
Norwalk, CA	97%	95%
The Bluffs (2)
Milwaukie, OR	99%	95%
Watergate Apartments (3)
Little Rock, AR	91%	95%
Shadowood Apartments (1)
Monroe, LA	94%	84%
Vista Village Apartments (4)
El Paso, TX	96%	91%
The Towers of Westchester Park
College Park, MD	97%	98%

(1)

The increase in occupancy at North Park Apartments, Scotchollow, Pathfinder Village, Crosswood Park and Shadowood Apartments is primarily due to property improvements and replacements that made the properties more competitive in their respective market areas.

(2)

The increase in occupancy at Terrace Gardens and The Bluffs is due to property management focusing on increasing occupancy through resident retention and rental concessions.

(3)

The decrease in occupancy at Watergate Apartments is due to a casualty at the property in May of 2005 which resulted in 6 units not available for lease for the balance of 2005 and the first quarter of 2006.

(4)

The increase in occupancy at Vista Village Apartments is due to previously deployed military personnel returning to the market area.

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

Results of Operations

The Venture recorded a net loss for the three months ended March 31, 2006 of approximately $2,421,000 compared to a net loss of approximately $2,587,000 for the corresponding period in 2005.  The decrease in net loss for the three month period is due to an increase in total revenues offset by an increase in total expenses.

The increase in total revenues is due to an increase in rental and other income and casualty gain. The increase in rental income is the result of the increase in occupancy at eleven of the Venture’s properties and increases in the average rental rate at eleven of the Venture’s properties.  These increases more than offset the occupancy decreases at four of the Venture’s properties and decreases in the average rental rate at four of the Venture’s properties. Other income increased primarily due to increases in cleaning and damage fees, application fees and utility reimbursements charged by the properties partially offset by decreases in late charges and lease cancellation fees.

During the three months ended March 31, 2006, a net casualty gain of approximately $4,000 was recorded at Chapelle Le Grande Apartments.  The casualty gain related to a plumbing pipe break, occurring on June 27, 2005, which caused damage to two units at the property.  The gain was the result of the receipt of insurance proceeds of approximately $4,000 offset by less than $1,000 of undepreciated property improvements and replacements being written off. During the year ended December 31, 2005 the Venture recognized a gain of approximately $60,000 from this same casualty. The 2005 gain was the result of the receipt of insurance proceeds of approximately $66,000 offset by approximately $6,000 of undepreciated property improvements and replacements being written off.

Total expenses increased primarily due to increases in operating, property management fee, depreciation, property tax and interest expenses.  General and administrative expense remained relatively constant for the comparable periods.  Operating expenses increased primarily due to an increase in property expense offset by decreases in administrative and maintenance expenses. Property expenses increased due to increases in salaries and related employee expenses at four of the Venture’s properties and utilities at eight of the Venture’s properties.  Administrative expenses decreased due to decreases in legal expenses at all of the Venture’s properties relating to the New Mezzanine Loan discussed below and training and travel at five of the Venture’s properties. Maintenance expenses decreased due to decreases in contract services at six of the Venture’s properties and snow removal at four of the Venture’s properties.  Property management fees increased as a result of the increase in rental income on which such fees are based.  Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated.  Property tax expense increased primarily due to an increase in the tax rates at both Chapelle Le Grande and North Park Apartments and the assessed value for Scotchollow. Interest expense increased as a result of an increase in the amortization of the debt discount related to the mortgage participation liability, as a result of a change in estimate made in June 2005, as discussed below, and an increase in interest charged on advances from an affiliate of the Managing General Partner partially offset by a decrease in interest on the senior debt due to principal reduction payments. The increase in interest charged on advances is due to an increase in advances during 2005 and an increase in the variable interest rate charged on such advances.

Included in general and administrative expenses for the three months ended March 31, 2006 and 2005 are asset management fees and reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Venture. Costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

Liquidity and Capital Resources

At March 31, 2006, the Venture had cash and cash equivalents of approximately $2,639,000 as compared to approximately $1,749,000 at March 31, 2005.  Cash and cash equivalents increased approximately $220,000 from December 31, 2005. The increase in cash and cash equivalents is a result of approximately $1,480,000 of cash provided by operating activities offset by approximately $982,000 and $278,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrow accounts maintained by the mortgage lender and the receipt of net insurance proceeds related to the casualty at Chapelle le Grande Apartments. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Venture's investment properties and payments on advances received from an affiliate partially offset by advances received from an affiliate. The Venture invests its working capital reserves in interest bearing accounts.

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

The Venture is generally restricted to annual capital improvements of $300 per unit or approximately $888,000 for all of its properties.  Such amount is equal to the required replacement reserve funding of the senior debt.  As the Venture identifies properties which need additional capital improvements above $300 per unit, approval of the holders of the junior and senior debt is required due to the impact such expenditures have on the ability of the Venture to make required principal and interest payments out of the properties monthly cashflow on the junior debt.  As such the Venture had identified, during the third quarter of 2004, approximately $6,440,000 of capital improvements that need to be made to the properties as a result of life safety issues, compliance with ADA requirements and general updating of the properties.  Such improvements are required to be completed during 2006 and the remaining amounts left to be completed are included in the additional capital improvements expected to be completed for each property identified below.  On November 2, 2004, the Venture, the holder of the senior debt and AIMCO Properties, L.P., which is also the holder of the junior debt, agreed that AIMCO Properties, L.P. would loan up to approximately $6,440,000 to the Venture (the “New Mezzanine Loan”) to fund the above mentioned capital improvements that need to be made to the Venture’s properties.  The New Mezzanine Loan bears interest at a rate of prime plus 3% with unpaid interest being compounded monthly.  The Venture, the holder of the senior debt and AIMCO Properties, L.P. also agreed that cash flow that would otherwise be used to repay the junior debt will instead be used to repay the New Mezzanine Loan, until such time as the New Mezzanine Loan and all accrued interest thereon is paid in full.  The Venture’s Managing General Partner believes that the payment of such amounts to reduce the New Mezzanine Loan instead of the junior debt will reduce the amount of the junior debt amortized prior to its maturity (therefore increasing the amount due) by an amount at least equal to the principal and interest on the New Mezzanine Loan, the effect of which will be to reduce the ultimate payment received by holders of outstanding Bankruptcy Claims (see Item 1. Financial Statements, Note C – Participating Mortgage Note) by a similar amount.

North Park Apartments: The Venture completed approximately $43,000 in capital expenditures at North Park Apartments during the three months ended March 31, 2006 consisting primarily of floor covering replacements, interior lighting, interior painting to common areas and plumbing upgrades. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property during the year and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on routine capital expenditures during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Chapelle Le Grande: The Venture completed approximately $13,000 in capital expenditures at Chapelle Le Grande during the three months ended March 31, 2006, consisting primarily of appliance, water heater and floor covering replacements. These improvements were funded from operating cash flow, replacement reserves and insurance proceeds. The Venture regularly evaluates the capital improvement needs of the property during the year and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on routine capital expenditures during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Terrace Gardens: The Venture completed approximately $20,000 in capital expenditures at Terrace Gardens during the three months ended March 31, 2006, consisting primarily of golf carts and appliance and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property during the year and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on routine capital expenditures during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Forest Ridge Apartments: The Venture completed approximately $59,000 in capital expenditures at Forest Ridge Apartments during the three months ended March 31, 2006, consisting primarily of floor covering replacements, air conditioning and plumbing upgrades and office computers. These improvements were funded from operating cash flow. The Venture regularly evaluates the capital improvement needs of the property during the year and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on routine capital expenditures during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Scotchollow: The Venture completed approximately $150,000 in capital expenditures at Scotchollow during the three months ended March 31, 2006, consisting primarily of floor covering and roof replacements, kitchen and bath resurfacing, plumbing and fencing upgrades and cooling tower replacement. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property during the year and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on routine capital expenditures during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Pathfinder Village: The Venture completed approximately $79,000 in capital expenditures at Pathfinder Village during the three months ended March 31, 2006, consisting primarily of water heater upgrades, appliance and floor covering replacements. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner.  The Venture regularly evaluates the capital improvement needs of the property during the year and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on routine capital expenditures during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Additional expenditures, as identified in the below schedule, will be incurred during 2006 to complete the agreed upon work identified in 2004. These amounts will be funded from advances from an affiliate of the Managing General Partner.

Buena Vista Apartments: The Venture completed approximately $4,000 in capital expenditures at Buena Vista Apartments during the three months ended March 31, 2006, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property during the year and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on routine capital expenditures during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Additional expenditures, as identified in the below schedule, will be incurred during 2006 to complete the agreed upon work identified in 2004. These amounts will be funded from advances from an affiliate of the Managing General Partner.

Mountain View Apartments: The Venture completed approximately $49,000 in capital expenditures at Mountain View Apartments during the three months ended March 31, 2006, consisting primarily of floor covering and roof replacements. These improvements were funded from operating cash flow and replacement reserves.  The Venture regularly evaluates the capital improvement needs of the property during the year and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on routine capital expenditures during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Additional expenditures, as identified in the below schedule, will be incurred during 2006 to complete the agreed upon work identified in 2004. These amounts will be funded from advances from an affiliate of the Managing General Partner.

Crosswood Park: The Venture completed approximately $59,000 in capital expenditures at Crosswood Park during the three months ended March 31, 2006, consisting primarily of swimming pool and electrical upgrades, structural improvements and floor covering replacements. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property during the year and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on routine capital expenditures during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Casa de Monterey: The Venture completed approximately $25,000 in capital expenditures at Casa de Monterey during the three months ended March 31, 2006, consisting primarily of heating upgrades and fire safety upgrades. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property during the year and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on routine capital expenditures during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Bluffs: The Venture completed approximately $13,000 in capital expenditures at The Bluffs during the three months ended March 31, 2006, consisting primarily of floor covering replacements and office computer. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property during the year and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on routine capital expenditures during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Additional expenditures, as identified in the below schedule, will be incurred during 2006 to complete the agreed upon work identified in 2004. These amounts will be funded from advances from an affiliate of the Managing General Partner.

Watergate Apartments: The Venture completed approximately $198,000 in capital expenditures at Watergate Apartments during the three months ended March 31, 2006, consisting primarily of roof and floor covering replacements and casualty repairs. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property during the year and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on routine capital expenditures during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Additional expenditures, as identified in the below schedule, will be incurred during 2006 to complete the agreed upon work identified in 2004. These amounts will be funded from advances from an affiliate of the Managing General Partner.

Shadowood Apartments: The Venture completed approximately $35,000 in capital expenditures at Shadowood Apartments during the three months ended March 31, 2006, consisting primarily of swimming pool and plumbing upgrades and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves.  The Venture regularly evaluates the capital improvement needs of the property during the year and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on routine capital expenditures during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Vista Village Apartments: The Venture completed approximately $72,000 in capital expenditures at Vista Village Apartments during the three months ended March 31, 2006, consisting primarily of furniture and fixtures, floor covering and appliance replacements, swimming pool upgrades and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property during the year and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on routine capital expenditures during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Additional expenditures, as identified in the below schedule, will be incurred during 2006 to complete the agreed upon work identified in 2004. These amounts will be funded from advances from an affiliate of the Managing General Partner.

Towers of Westchester Park: The Venture completed approximately $37,000 in capital expenditures at Towers of Westchester Park during the three months ended March 31, 2006, consisting primarily of floor covering replacements and HVAC upgrades. These improvements were funded from operating cash flow and replacement reserves.  The Venture regularly evaluates the capital improvement needs of the property during the year and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on routine capital expenditures during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Additional expenditures, as identified in the below schedule, will be incurred during 2006 to complete the agreed upon work identified in 2004. These amounts will be funded from advances from an affiliate of the Managing General Partner.

The following schedule summarizes the $6,440,000 of capital improvements that were identified during 2004 as needing to be made to the properties as a result of life safety issues, compliance with ADA requirements and general updating of the properties.  As discussed above these improvements will be funded with proceeds from the New Mezzanine Loan.  The amounts indicated as having been incurred during 2006 related to these approved improvements are included in the amounts discussed above for each respective property.

		Costs Incurred	Costs	Costs to be
	Total Cost of	Through	Incurred	Incurred
Property	Improvements	December 31, 2005	During 2006	During 2006

North Park Apartments	$ 316,000	$ 316,000	$ --	$ --
Chapelle Le Grande	17,000	17,000	--	--
Terrace Gardens	87,000	87,000	--	--
Forest Ridge Apartments	146,000	146,000	--	--
Scotchollow	527,000	527,000	--	--
Pathfinder	260,000	210,000	--	50,000
Buena Vista Apartments	269,000	192,000	--	77,000
Mountain View Apartments	719,000	450,000	2,000	267,000
Crosswood Park	963,000	963,000	--	--
Casa de Monterey	145,000	145,000	--	--
The Bluffs	160,000	95,000	--	65,000
Watergate Apartments	418,000	111,000	--	307,000
Shadowood Apartments	72,000	72,000	--	--
Vista Village Apartments	785,000	296,000	--	489,000
Towers of Westchester Park	1,556,000	846,000	1,000	709,000
	$6,440,000	$4,473,000	$ 3,000	$1,964,000

The Registrant's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The senior debt encumbering all of the properties totals approximately $97,237,000 and is being amortized over 25 years, with a balloon payment of $93,243,000 due January 2008. Not including the debt discount relating to the mortgage participation liability, the junior debt, which also matures January 2008, totals approximately $22,820,000 and requires monthly payments based upon monthly excess cash flow for each property. The Assignment Note and Long-Term Arrangement Fee Notes totaling approximately $42,060,000 are non-interest bearing and are subordinate to the senior and junior debt and are only payable from the proceeds of the sale or refinancing of the properties.

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

The Venture has recorded the estimated fair value of the participation feature as a mortgage participation liability of approximately $32,531,000 and $32,009,000 for the three months ended March 31, 2006 and 2005, respectively. The Managing General Partner reevaluated the fair value of the participation feature during the three months ended June 30, 2005 and the year ended December 31, 2004 and concluded that the fair value of the participation feature should be increased by approximately $522,000 and reduced by approximately $4,509,000, respectively. There have not been any reevaluation adjustments required since June 30, 2005.  The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the income of the collateral properties.  These fair values were determined using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors.  The increase in the fair value of the participation feature for the three months ended June 30, 2005 is attributable to a modification of the calculation of the residual value with respect to whether the various liabilities are to be paid before or after the 50/50 split partially offset by a further increase in the estimated value of the junior loans and advances from the Managing General Partner that will be due at maturity. The reduction in the fair value of the participation feature as of December 31, 2004 is attributable to an increase in the estimated value of the junior loans and advances from the Managing General Partner that will be due at maturity partially offset by an increase in the estimated fair value of the collateral properties.  During the three months ended March 31, 2006 and 2005, the Venture amortized approximately $1,686,000 and $1,446,000, respectively, of the mortgage participation debt discount which is included in interest expense.  The related mortgage participation debt discount at March 31, 2006 and December 31, 2005 was approximately $5,340,000 and $7,026,000, respectively.

There were no cash distributions to the partners of either of the Ventures for the three months ended March 31, 2006 and 2005. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions. Future cash distributions are subject to the order of distributions as stipulated by the Venture's Plan of Reorganization. The source of future distributions will depend upon the levels of net cash generated from operations, the availability of cash reserves, and timing of debt maturities, refinancings and/or property sales. The Ventures’ distribution policies are reviewed on a quarterly basis.  In light of the junior debt requiring payments based on cash flow and the additional capital expenditures required at the Venture’s properties as well as the payments due under the Venture’s Plan of Reorganization, it is not expected that there will be sufficient funds to be distributed to the Venture’s partners in the foreseeable future.

Other

As a result of tender offers, AIMCO and its affiliates currently own 119 units of limited partnership interest in Portfolio I representing 18.48% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 20.48% at March 31, 2006.  AIMCO and its affiliates currently own 67.42 units of limited partnership interest in Portfolio II representing 25.25% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 27.25% at March 31, 2006. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 22.47% of the Venture at March 31, 2006. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Venture in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Venture Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Venture, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Venture is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis except for advances made from an affiliate of the Managing General Partner. These advances bear interest at the prime rate plus three basis points. Based on interest rates at March 31, 2006, an increase or decrease of 100 basis points in market interest rates would not have a material impact on the Venture.

The following table summarizes the Venture's debt obligations at March 31, 2006. The interest rates represent the weighted-average rates. The fair value of the Venture's first mortgages, after discounting the scheduled loan payments to maturity, is approximately $99,736,000 at March 31, 2006. However, the Venture is precluded from refinancing the first mortgage until January 2007. The Managing General Partner believes that it is not appropriate to use the Venture's incremental borrowing rate for the second mortgages, as there is currently no market in which the Venture could obtain similar financing. Therefore, the Managing General Partner considers estimation of fair value to be impracticable for this indebtedness.  The Managing General Partner does not believe that there have been any material changes in market risk exposure between the current year and the preceding year.

	Long-term Debt
	Principal	Weighted-average
	(in thousands)	Interest Rate

2006	$ 1,539	8.50%
2007	2,403	8.50%
2008	116,115	8.96%
	$120,057

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Venture’s combined financial condition or results of operations.

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

Date: May 12, 2006

VMS National Residential Portfolio II

By: MAERIL, Inc.
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: May 12, 2006

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

Exhibit 11

VMS NATIONAL PROPERTIES JOINT VENTURE

CALCULATION OF NET LOSS PER INVESTOR

(in thousands, except per partnership interest data)

	For the Three Months
	Ended March 31,
	2006	2005

VMS National Properties net loss	$(2,421)	$(2,587)
Portfolio I net loss	--	--
Portfolio II net loss	--	--
Combined net loss	$(2,421)	$(2,587)

Portfolio I allocation:
70.69% VMS National Properties net loss	$(1,711)	$(1,829)
100.00% Portfolio I net loss	--	--
	$(1,711)	$(1,829)

Net loss to general partner (2%)	$ (34)	$ (37)

Net loss to limited partners (98%)	$(1,677)	$(1,792)

Number of Limited Partner units	644	644

Net loss per limited partnership interest	$(2,604)	$(2,783)

Portfolio II allocation:
29.31% VMS National Properties net loss	$ (710)	$ (758)
100.00% Portfolio II net loss	--	--
	$ (710)	$ (758)

Net loss to general partner (2%)	$ (14)	$ (15)

Net loss to limited partners (98%)	$ (696)	$ (743)

Number of Limited Partner units	267	267

Net loss per limited partnership interest	$(2,607)	$(2,783)

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

Date:  May 12, 2006

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

Date:  May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of MAERIL, Inc., equivalent of the chief financial officer of the Venture

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of VMS National Properties Joint Venture (the "Venture"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Venture, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Venture, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Venture.

/s/Martha L. Long
Name: Martha L. Long
Date: May 12, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Venture for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.