Form 10-Q
period 2006-06-30
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2006-08-14
CIK 789089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

VMS NATIONAL PROPERTIES JOINT VENTURE

COMBINED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Note)
Assets:
Cash and cash equivalents	$ 1,878	$ 2,419
Receivables and deposits	2,251	2,343
Restricted escrows	442	251
Other assets	1,192	786
Investment properties:
Land	13,404	13,404
Buildings and related personal property	164,121	162,434
	177,525	175,838
Less accumulated depreciation	(130,537)	(126,814)
	46,988	49,024
	$ 52,751	$ 54,823
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 1,232	$ 1,665
Tenant security deposit liabilities	966	893
Accrued property taxes	683	670
Other liabilities	718	800
Accrued interest	802	878
Due to affiliates (Note D)	11,840	10,884
Mortgage notes payable, including $22,311 and $22,674
due to an affiliate at June 30, 2006 and
December 31, 2005, respectively (Note D)	119,094	120,561
Mortgage participation liability (Note C)	32,846	25,505
Notes payable (Note B)	42,060	42,060
Deferred gain on extinguishment of debt (Note B)	42,225	42,225

Partners' Deficit	(199,715)	(191,318)
	$ 52,751	$ 54,823

Note:

The combined balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Combined Financial Statements

VMS NATIONAL PROPERTIES JOINT VENTURE

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per partnership interest data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Rental income	$ 7,962	$ 7,451	$15,865	$14,710
Other income	760	526	1,433	1,089
Casualty gains (Note E)	234	--	238	--
Total revenues	8,956	7,977	17,536	15,799

Expenses:
Operating	3,219	2,942	6,536	6,179
Property management fee to an
affiliate	338	307	676	615
General and administrative	158	225	312	380
Depreciation	1,963	1,864	3,935	3,694
Interest	8,677	4,510	13,324	8,843
Property taxes	577	544	1,150	1,090
Total expenses	14,932	10,392	25,933	20,801

Net loss	$(5,976)	$(2,415)	$(8,397)	$(5,002)

Net loss allocated to general
partners (2%)	$ (120)	$ (48)	$ (168)	$ (100)
Net loss allocated to limited
partners (98%)	(5,856)	(2,367)	(8,229)	(4,902)

	$(5,976)	$(2,415)	$(8,397)	$(5,002)
Net loss per limited partnership
interest:
Portfolio I (644 interests
issued and outstanding)	$(6,429)	$(2,597)	$(9,033)	$(5,380)
Portfolio II (267 interests
issued and outstanding)	$(6,427)	$(2,599)	$(9,034)	$(5,382)

See Accompanying Notes to Combined Financial Statements

VMS NATIONAL PROPERTIES JOINT VENTURE

COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands)

	VMS National Residential Portfolio I
	Limited Partners
				Limited
	General	Accumulated	Subscription	Partners'
	Partners	Deficit	Notes	Total	Total

Partners' deficit at
December 31, 2005	$(4,006)	$(130,236)	$ (502)	$(130,738)	$(134,744)

Net loss for the
six months ended
June 30, 2006	(119)	(5,817)	--	(5,817)	(5,936)

Partners' deficit at
June 30, 2006	$(4,125)	$(136,053)	$ (502)	$(136,555)	$(140,680)

	VMS National Residential Portfolio II
	Limited Partners
				Limited
	General	Accumulated	Subscription	Partners'
	Partners	Deficit	Notes	Total	Total

Partners' deficit at
December 31, 2005	$(1,675)	$ (54,571)	$ (328)	$ (54,899)	$ (56,574)

Net loss for the
six months ended
June 30, 2006	(49)	(2,412)	--	(2,412)	(2,461)

Partners' deficit at
June 30, 2006	$(1,724)	$ (56,983)	$ (328)	$ (57,311)	$ (59,035)

Combined total at
June 30, 2006	$(5,849)	$(193,036)	$ (830)	$(193,866)	$(199,715)

See Accompanying Notes to Combined Financial Statements

VMS NATIONAL PROPERTIES JOINT VENTURE

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(8,397)	$(5,002)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	3,935	3,694
Amortization of mortgage discounts	7,341	3,002
Casualty gains	(238)	--
Change in accounts:
Receivables and deposits	92	94
Other assets	(406)	(405)
Accounts payable	(102)	216
Tenant security deposit liabilities	73	7
Accrued property taxes	13	7
Accrued interest	817	1,117
Other liabilities	(82)	(65)
Due to affiliate	293	514
Net cash provided by operating activities	3,339	3,179

Cash flows from investing activities:
Property improvements and replacements	(2,271)	(3,051)
Net (deposits to) withdrawals from restricted escrows	(191)	703
Net insurance proceeds	279	--
Net cash used in investing activities	(2,183)	(2,348)

Cash flows from financing activities:
Payments on mortgage notes payable	(2,360)	(1,861)
Payments on advances from an affiliate	(856)	(822)
Advances from an affiliate	1,519	1,348
Net cash used in financing activities	(1,697)	(1,335)

Net decrease in cash and cash equivalents	(541)	(504)
Cash and cash equivalents at beginning of period	2,419	2,064
Cash and cash equivalents at end of period	$ 1,878	$ 1,560

Supplemental disclosure of cash flow information:
Cash paid for interest, including approximately $345 and
$309 paid to an affiliate	$ 4,571	$ 4,367

Supplemental disclosure of non-cash activity:
Accrued interest added to mortgage notes payable	$ 893	$ 642

At June 30, 2006 and December 31, 2005 accounts payable and property improvements and replacements were adjusted by approximately $312,000 and $643,000, respectively.

At June 30, 2005 and December 31, 2004 accounts payable and property improvements and replacements were adjusted by approximately $1,335,000 and $857,000, respectively.

See Accompanying Notes to Combined Financial Statements

VMS NATIONAL PROPERTIES JOINT VENTURE

NOTES TO COMBINED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited combined financial statements of VMS National Properties Joint Venture (the "Venture" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results which may be expected for the year ending December 31, 2006. For further information, refer to the combined financial statements and footnotes thereto included in the Venture's Annual Report on Form  10-K for the year ended December 31, 2005. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Assignment Note:

The Venture executed a purchase money subordinated note (the "Assignment Note") payable to the VMS/Stout Venture, an affiliate of the former general partner, in exchange for the assignment by the VMS/Stout Venture of its interest in the contract of sale to the Venture. As a result of the 1993 bankruptcy proceedings, the Assignment Note became part of the Bankruptcy Claims (as defined in Note C below), and is payable after repayment of the senior and junior loans. As more fully discussed in Note C below, a significant interest in the Class 3-C bankruptcy claims was later purchased by an affiliate of the Managing General Partner.

In November 1993, VMS Realty Partners assigned its 50% interest in the VMS/Stout Venture to the Partners Liquidating Trust, which was established for the benefit of the former creditors of VMS Realty Partners and its affiliates.

At June 30, 2006 and December 31, 2005, the $38,810,000 Assignment Note is non-interest bearing and is payable only after payment of debt of higher priority, including the senior and junior mortgage notes payable.  Pursuant to Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” the Assignment Note, the Long-Term Loan Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. Interest expense was being recognized through the amortization of the discount, which became fully amortized in January 2000.

Long-Term Loan Arrangement Fee Note:

The Venture executed an unsecured, nonrecourse promissory note (the "Long-Term Loan Arrangement Fee Note") payable to the VMS/Stout Venture as consideration for arranging long-term financing.

The note in the amount of $3,250,000 does not bear interest. As a result of the 1993 bankruptcy proceedings, the Long-Term Arrangement Fee Note became part of the Bankruptcy Claims (as defined in Note C below), and is payable after repayment of the senior and junior loans. As more fully discussed in Note C below, a significant interest in the Class 3-C bankruptcy claims was later purchased by an affiliate of the Managing General Partner.

Note C - Participating Mortgage Note

AIMCO Properties, L.P., which owns the Managing General Partner and which is a controlled affiliate of AIMCO, purchased (i) the junior debt on November 19, 1999; (ii) a significant interest in the residual value of the properties on November 16, 1999, and (iii) a significant interest in the Bankruptcy Claims (as defined below) effective September 2000. These transactions occurred between AIMCO Properties, L.P. and an unrelated third party and thus had no effect on the combined financial statements of the Venture. Residual value is defined as the amount remaining from a sale of the Venture’s investment properties or refinancing of the mortgages encumbering such investment properties after payment of selling or refinancing costs and repayment of the senior and junior debt, plus accrued interest on each. The agreement states that the Venture will retain an amount equal to $13,500,000 plus accrued interest at 10% compounded monthly (the "Partnership Advance Account") from the proceeds. Interest began accruing on the Partnership Advance Account in 1993 when the bankruptcy plan was finalized. Any proceeds remaining after the Partnership Advance Account is fully funded are split equally (the "50/50 Split") between the Venture and AIMCO Properties, L.P. The Venture must repay the Assignment Note, the Long-term Loan Arrangement Fee Note and other pre-petition claims (collectively the "Bankruptcy Claims"), which collectively total approximately $42,139,000 from the Partnership Advance Account. Any amounts remaining in the Partnership Advance Account after payment of the Bankruptcy Claims are split 75% to the Venture and 25% to AIMCO Properties, L.P.

The Venture has recorded the estimated fair value of the participation feature as a mortgage participation liability of approximately $57,050,000 and $32,531,000 for the six months ended June 30, 2006 and 2005, respectively. The Managing General Partner reevaluated the fair value of the participation feature during the six months ended June 30, 2006, the six months ended June 30, 2005 and the year ended December 31, 2004 and concluded that the fair value of the participation feature should be increased by approximately $24,519,000, increased by approximately $522,000 and reduced by approximately $4,509,000, respectively. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties.  These fair values were determined either by appraisal or by using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors.  The increase in the fair value of the participation feature for the six months ended June 30, 2006 is attributable to an increase in the fair value of the collateral properties. The increase in the fair value of the participation feature for the six months ended June 30, 2005 is attributable to a modification of the calculation of the residual value with respect to whether the various liabilities are to be paid before or after the 50/50 split partially offset by a further increase in the estimated value of the junior loans and advances from the Managing General Partner that will be due at maturity. The reduction in the fair value of the participation feature as of December 31, 2004 is attributable to an increase in the estimated value of the junior loans and advances from the Managing General Partner that will be due at maturity partially offset by an increase in the estimated fair value of the collateral properties.  During the six months ended June 30, 2006 and 2005, the Venture amortized approximately $7,341,000 and $3,002,000, respectively, of the mortgage participation debt discount which is included in interest expense.  The related mortgage participation debt discount at June 30, 2006 and December 31, 2005 was approximately $24,204,000 and $7,026,000, respectively.

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

Asset management fees of approximately $171,000 and $178,000 were charged by affiliates of the Managing General Partner for the six months ended June 30, 2006 and 2005, respectively. These fees are included in general and administrative expense.  At December 31, 2005, approximately $295,000 of such fees were owed and are included in due to affiliates. No amounts were owed at June 30, 2006.

Affiliates of the Managing General Partner receive a percentage of the gross receipts from all of the Venture's properties as compensation for providing property management services. The Venture paid or accrued to such affiliates approximately $676,000 and $615,000 for the six months ended June 30, 2006 and 2005, respectively, which are included in property management fee expense. At December 31, 2005, approximately $11,000 of such fees were owed and are included in due to affiliates. No amounts were owed at June 30, 2006.

Affiliates of the Managing General Partner charged the Venture reimbursement of accountable administrative expenses amounting to approximately $50,000 for each of the six month periods ended June 30, 2006 and 2005. These expenses are included in general and administrative expense.

During the six months ended June 30, 2006 and 2005, the Venture was charged fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $111,000 and $251,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties and are included in investment properties. During the third quarter of 2005, it was determined by the Managing General Partner that approximately $398,000 of such fees previously charged in 2005 and approximately $133,000 of such fees previously charged in 2004 should not have been charged and the total was refunded to the Venture during the first quarter of 2006.  At December 31, 2005, the amount to be refunded of approximately $292,000 was included in receivables and deposits.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $62,000 for each of the six month periods ended June 30, 2006 and 2005. These expenses are included in operating expense.

At June 30, 2006 and December 31, 2005, the Venture owed loans of approximately $10,303,000 and $9,639,000 to an affiliate of the Managing General Partner plus accrued interest thereon of approximately $1,537,000 and $939,000, respectively, which are included in due to affiliates on the combined balance sheets. These loans were made in accordance with the Joint Venture Agreement and accrue interest at the prime rate plus 3% (11.25% at June 30, 2006). The Venture recognized interest expense of approximately $604,000 and $337,000 during the six months ended June 30, 2006 and 2005, respectively.  During the six months ended June 30, 2006, an affiliate of the Managing General Partner loaned five of the properties approximately $1,208,000 to cover outstanding capital improvement payables and two properties approximately $311,000 to cover operating expenses. During the six months ended June 30, 2005, an affiliate of the Managing General Partner loaned six of the properties approximately $1,241,000 to cover outstanding capital improvement payables and one property approximately $107,000 to cover operating expenses. During the six months ended June 30, 2006 and 2005, the Venture paid approximately $856,000 and $822,000, respectively, of principal and approximately $6,000 and $2,000, respectively, of accrued interest on loans owed to an affiliate of the Managing General Partner.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At June 30, 2006 and December 31, 2005, the outstanding balance of $79,000 is included in other liabilities.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the limited partners receiving distributions equal to, at a minimum, their aggregate capital contributions.  The Managing General Partner does not anticipate that any of the various fees will be owed upon disposition of the properties, as the specified distributions to the limited partners will not be fully met. There were no property dispositions for which proceeds were received during either of the six month periods ended June 30, 2006 or 2005.

The junior debt of approximately $22,311,000 and $22,674,000 at June 30, 2006 and December 31, 2005, respectively, is held by an affiliate of the Managing General Partner. The monthly principal and interest payments are based on monthly excess cash flow for each property, as defined in the mortgage agreement. During the six months ended June 30, 2006 and 2005, the Venture recognized interest expense of approximately $1,220,000 and $1,227,000, respectively.

The Venture insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Venture insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2006, the Venture was charged by AIMCO and its affiliates approximately $782,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Venture during 2006 as other insurance policies renew later in the year. The Venture was charged by AIMCO and its affiliates approximately $457,000 during the year ended December 31, 2005.

Note E – Casualty Gain

During the six months ended June 30, 2006, an additional casualty gain of approximately $4,000 was recorded at Chapelle Le Grande Apartments. The casualty gain related to a plumbing pipe break, occurring on June 27, 2005, which caused damage to two units at the property. The gain was the result of the receipt of additional insurance proceeds of approximately $4,000 offset by less than $1,000 of undepreciated property improvements and replacements being written off. During the year ended December 31, 2005 the Venture recognized a gain of approximately $60,000 from this same casualty. The 2005 gain was the result of the receipt of insurance proceeds of approximately $66,000 offset by approximately $6,000 of undepreciated property improvements and replacements being written off.

During the six months ended June 30, 2006, an additional casualty gain of approximately $234,000 was recorded at Watergate Apartments. The casualty gain related to a fire occurring on May 27, 2005, which caused damage to eight units at the property. The gain was the result of the receipt of additional insurance proceeds of approximately $275,000 offset by approximately $41,000 of additional undepreciated property improvements and replacements being written off. During the year ended December 31, 2005, a casualty gain of approximately $229,000 was recorded at Watergate Apartments from this same casualty. The 2005 gain was the result of the receipt of insurance proceeds of approximately $250,000 offset by approximately $21,000 of undepreciated property improvements and replacements being written off.

Note F - Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Venture’s combined financial condition or results of operations.

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

Average occupancy rates for the six months ended June 30, 2006 and 2005, for all of the Venture's properties are as follows:

	Average Occupancy
Property	2006	2005

North Park Apartments (2)
Evansville, IN	95%	92%
Chapelle Le Grande
Merrillville, IN	93%	94%
Terrace Gardens
Omaha, NE	93%	91%
Forest Ridge Apartments (1)
Flagstaff, AZ	96%	92%
Scotchollow (1)
San Mateo, CA	97%	90%
Pathfinder Village (1)
Fremont, CA	98%	92%
Buena Vista Apartments
Pasadena, CA	99%	98%
Mountain View Apartments
San Dimas, CA	94%	95%
Crosswood Park (1)
Citrus Heights, CA	94%	90%
Casa de Monterey (4)
Norwalk, CA	96%	91%
The Bluffs (2)
Milwaukie, OR	97%	94%
Watergate Apartments (3)
Little Rock, AR	91%	94%
Shadowood Apartments (1)
Monroe, LA	95%	85%
Vista Village Apartments (1)
El Paso, TX	96%	92%
The Towers of Westchester Park
College Park, MD	97%	97%

(1)

The increase in occupancy at Forest Ridge, Scotchollow, Pathfinder Village, Crosswood Park, Shadowood and Vista Village Apartments is primarily due to property improvements and replacements that made the properties more competitive in their respective market areas.

(2)

The increase in occupancy at North Park Apartments and The Bluffs is due to property management focusing on increasing occupancy through resident retention and rental concessions.

(3)

The decrease in occupancy at Watergate Apartments is due to a casualty at the property in May of 2005 which resulted in 8 units not available for lease for the balance of 2005 and the first half of 2006.

(4)

The increase in occupancy at Casa de Monterey is due to 8 units which were not available for lease in 2005 as a result of a February 2005 casualty put back in service late in 2005.

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

Results of Operations

The Venture recorded a net loss for the six months ended June 30, 2006 of approximately $8,397,000 compared to a net loss of approximately $5,002,000 for the corresponding period in 2005.  For the three months ended June 30, 2006 the Venture recorded a net loss of approximately $5,976,000 as compared to a net loss of approximately $2,415,000 for the corresponding period in 2005.  The increase in net loss for the three and six months ended June 30, 2006 is due to an increase in total expenses partially offset by an increase in total revenues.

The increase in total revenues for the three and six months ended June 30, 2006 is due to increases in rental and other income and casualty gain.  The increase in rental income is the result of the increase in occupancy at eleven of the Venture’s properties, increases in the average rental rate at thirteen of the Venture’s properties and an overall decrease in bad debt expense.  These increases more than offset the decreases in occupancy at three of the Venture’s properties and the decrease in the average rental rate at two of the Venture’s properties.  Other income increased primarily due to increases in application fees, interest income and utility reimbursements charged by the properties.

During the six months ended June 30, 2006, an additional casualty gain of approximately $4,000 was recorded at Chapelle Le Grande Apartments.  The casualty gain related to a plumbing pipe break, occurring on June 27, 2005, which caused damage to two units at the property.  The gain was the result of the receipt of insurance proceeds of approximately $4,000 offset by less than $1,000 of undepreciated property improvements and replacements being written off. During the year ended December 31, 2005 the Venture recognized a gain of approximately $60,000 from this same casualty. The 2005 gain was the result of the receipt of insurance proceeds of approximately $66,000 offset by approximately $6,000 of undepreciated property improvements and replacements being written off.

During the six months ended June 30, 2006, an additional casualty gain of approximately $234,000 was recorded at Watergate Apartments. The casualty gain related to a fire occurring on May 27, 2005, which caused damage to eight units at the property. The gain was the result of the receipt of additional insurance proceeds of approximately $275,000 offset by approximately $41,000 of additional undepreciated property improvements and replacements being written off. During the year ended December 31, 2005, a casualty gain of approximately $229,000 was recorded at Watergate Apartments from this same casualty. The 2005 gain was the result of the receipt of insurance proceeds of approximately $250,000 offset by approximately $21,000 of undepreciated property improvements and replacements being written off.

For the six months ended June 30, 2006, total expenses increased due to increases in operating, depreciation, interest, property management fee and property tax expenses partially offset by a decrease in general and administrative expenses.  Operating expense increased primarily due to an increase in both property and insurance expenses, partially offset by a decrease in administrative expense. Property expense increased due to increases in salaries and related employee benefits at four of the Venture’s properties and utilities at five of the Venture’s properties partially offset by a decrease in office payroll at twelve of the Venture’s properties. Insurance expense increased due to an increase in hazard insurance premiums. Administrative expenses decreased due to decreases in legal expenses at all of the Venture’s properties relating to the New Mezzanine Loan discussed below and contract services at four of the Venture’s properties. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated.  Interest expense increased as a result of an increase in the amortization of the debt discount related to the mortgage participation liability, as a result of a change in estimate made in both April 2006 and June 2005, as discussed below, and an increase in interest charged on advances from an affiliate of the Managing General Partner partially offset by a decrease in the interest on the senior debt due to principal reduction payments. The increase in interest charged on advances is due to an increase in advances during 2005 and an increase in the variable interest charged on such advances.  Property management fees increased as a result of the increase in rental income on which such fees are based. Property tax expense increased primarily due to an increase in the tax rates at both Chapelle Le Grande and North Park Apartments and the assessed value for Scotchollow.

For the three months ended June 30, 2006, total expenses increased due to increases in operating, depreciation, interest, property management fee and property tax expense partially offset by decreases in general and administrative expenses. Operating expense increased primarily due to increases in property, insurance and administrative expenses. Property expense increased mainly due to increases in salaries and related employee benefits at the Venture’s properties. Administrative expense increased due to increases in training and travel and temp agency help. The increases in insurance, depreciation, interest, property management fee and property tax expense and the decrease in general and administrative expense are discussed above and below.

General and administrative expenses for the three and six months ended June 30, 2006 decreased due to a decrease in legal fees. The decrease in legal fees is related to the New Mezzanine Loan discussed below.  Included in general and administrative expenses are asset management fees and reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Venture. Costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

Liquidity and Capital Resources

At June 30, 2006, the Venture had cash and cash equivalents of approximately $1,878,000 as compared to approximately $1,560,000 at June 30, 2005.  Cash and cash equivalents decreased approximately $541,000 from December 31, 2005. The decrease in cash and cash equivalents is a result of approximately  $2,183,000 and $1,697,000 of cash used in investing and financing activities, respectively, partially offset by approximately $3,339,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrow accounts maintained by the mortgage lender partially offset by the receipt of net insurance proceeds related to the casualties at Chapelle le Grande and Watergate Apartments. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Venture's investment properties and payments on advances received from an affiliate partially offset by advances received from an affiliate. The Venture invests its working capital reserves in interest bearing accounts.

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

North Park Apartments: The Venture completed approximately $99,000 in capital expenditures at North Park Apartments during the six months ended June 30, 2006 consisting primarily of floor covering replacements, interior lighting, interior painting to common areas and plumbing upgrades. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property during the year and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on routine capital expenditures during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Chapelle Le Grande: The Venture completed approximately $38,000 in capital expenditures at Chapelle Le Grande during the six months ended June 30, 2006, consisting primarily of air conditioning upgrades, appliance, water heater and floor covering replacements and building improvements. These improvements were funded from operating cash flow, replacement reserves and insurance proceeds. The Venture regularly evaluates the capital improvement needs of the property during the year and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on routine capital expenditures during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Terrace Gardens: The Venture completed approximately $53,000 in capital expenditures at Terrace Gardens during the six months ended June 30, 2006, consisting primarily of golf carts, major landscaping, air conditioning upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property during the year and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on routine capital expenditures during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Forest Ridge Apartments: The Venture completed approximately $99,000 in capital expenditures at Forest Ridge Apartments during the six months ended June 30, 2006, consisting primarily of appliance and floor covering replacements, air conditioning and plumbing upgrades and office computers. These improvements were funded from operating cash flow. The Venture regularly evaluates the capital improvement needs of the property during the year and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on routine capital expenditures during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Scotchollow: The Venture completed approximately $265,000 in capital expenditures at Scotchollow during the six months ended June 30, 2006, consisting primarily of floor covering and roof replacements, structural improvements, kitchen and bath resurfacing, plumbing and fencing upgrades and cooling tower replacement. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property during the year and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on routine capital expenditures during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Pathfinder Village: The Venture completed approximately $145,000 in capital expenditures at Pathfinder Village during the six months ended June 30, 2006, consisting primarily of water heater upgrades, and appliance, balcony and floor covering replacements. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner.  The Venture regularly evaluates the capital improvement needs of the property during the year and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on routine capital expenditures during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Additional expenditures, as identified in the below schedule, will be incurred during 2006 to complete the agreed upon work identified in 2004. These amounts will be funded from advances from an affiliate of the Managing General Partner.

Buena Vista Apartments: The Venture completed approximately $13,000 in capital expenditures at Buena Vista Apartments during the six months ended June 30, 2006, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property during the year and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on routine capital expenditures during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Additional expenditures, as identified in the below schedule, will be incurred during 2006 to complete the agreed upon work identified in 2004. These amounts will be funded from advances from an affiliate of the Managing General Partner.

Mountain View Apartments: The Venture completed approximately $94,000 in capital expenditures at Mountain View Apartments during the six months ended June 30, 2006, consisting primarily of floor covering and roof replacements. These improvements were funded from operating cash flow and replacement reserves.  The Venture regularly evaluates the capital improvement needs of the property during the year and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on routine capital expenditures during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Additional expenditures, as identified in the below schedule, will be incurred during 2006 to complete the agreed upon work identified in 2004. These amounts will be funded from advances from an affiliate of the Managing General Partner.

Crosswood Park: The Venture completed approximately $163,000 in capital expenditures at Crosswood Park during the six months ended June 30, 2006, consisting primarily of swimming pool, water heater and electrical upgrades, interior lighting, interior painting to common areas, structural improvements and appliance and floor covering replacements. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Venture regularly evaluates the capital improvement needs of the property during the year and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on routine capital expenditures during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Casa de Monterey: The Venture completed approximately $64,000 in capital expenditures at Casa de Monterey during the six months ended June 30, 2006, consisting primarily of heating and fire safety upgrades, floor covering replacements and wall coverings. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property during the year and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on routine capital expenditures during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Bluffs: The Venture completed approximately $38,000 in capital expenditures at The Bluffs during the six months ended June 30, 2006, consisting primarily of appliance and floor covering replacements and office computer. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property during the year and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on routine capital expenditures during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Additional expenditures, as identified in the below schedule, will be incurred during 2006 to complete the agreed upon work identified in 2004. These amounts will be funded from advances from an affiliate of the Managing General Partner.

Watergate Apartments: The Venture completed approximately $618,000 in capital expenditures at Watergate Apartments during the six months ended June 30, 2006, consisting primarily of water heater upgrades, roof and floor covering replacements and casualty repairs. These improvements were funded from operating cash flow, replacement reserves and insurance proceeds. The Venture regularly evaluates the capital improvement needs of the property during the year and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on routine capital expenditures during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Additional expenditures, as identified in the below schedule, will be incurred during 2006 to complete the agreed upon work identified in 2004. These amounts will be funded from advances from an affiliate of the Managing General Partner.

Shadowood Apartments: The Venture completed approximately $53,000 in capital expenditures at Shadowood Apartments during the six months ended June 30, 2006, consisting primarily of swimming pool and plumbing upgrades and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves.  The Venture regularly evaluates the capital improvement needs of the property during the year and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on routine capital expenditures during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Vista Village Apartments: The Venture completed approximately $123,000 in capital expenditures at Vista Village Apartments during the six months ended June 30, 2006, consisting primarily of furniture and fixtures, floor covering and appliance replacements, swimming pool and water and sewer upgrades and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Venture regularly evaluates the capital improvement needs of the property during the year and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on routine capital expenditures during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Additional expenditures, as identified in the below schedule, will be incurred during 2006 to complete the agreed upon work identified in 2004. These amounts will be funded from advances from an affiliate of the Managing General Partner.

Towers of Westchester Park: The Venture completed approximately $75,000 in capital expenditures at Towers of Westchester Park during the six months ended June 30, 2006, consisting primarily of floor covering replacements and HVAC upgrades. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner.  The Venture regularly evaluates the capital improvement needs of the property during the year and anticipates spending the $300 per unit allowed under the senior debt replacement reserve funding on routine capital expenditures during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Additional expenditures, as identified in the below schedule, will be incurred during 2006 to complete the agreed upon work identified in 2004. These amounts will be funded from advances from an affiliate of the Managing General Partner.

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

		Costs Incurred	Costs	Costs to be
	Total Cost of	Through	Incurred	Incurred
Property	Improvements	December 31, 2005	During 2006	During 2006

North Park Apartments	$ 316,000	$ 316,000	$ --	$ --
Chapelle Le Grande	17,000	17,000	--	--
Terrace Gardens	87,000	87,000	--	--
Forest Ridge Apartments	146,000	146,000	--	--
Scotchollow	527,000	527,000	--	--
Pathfinder	260,000	210,000	--	50,000
Buena Vista Apartments	269,000	192,000	--	77,000
Mountain View Apartments	719,000	450,000	4,000	265,000
Crosswood Park	963,000	963,000	--	--
Casa de Monterey	145,000	145,000	--	--
The Bluffs	160,000	95,000	--	65,000
Watergate Apartments	418,000	111,000	--	307,000
Shadowood Apartments	72,000	72,000	--	--
Vista Village Apartments	785,000	296,000	--	489,000
Towers of Westchester Park	1,556,000	846,000	30,000	680,000
	$6,440,000	$4,473,000	$ 34,000	$1,933,000

The Registrant's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The senior debt encumbering all of the properties totals approximately $96,783,000 and is being amortized over 25 years, with a balloon payment of $93,243,000 due January 2008. Not including the debt discount relating to the mortgage participation liability, the junior debt, which also matures January 2008, totals approximately $22,311,000 and requires monthly payments based upon monthly excess cash flow for each property. The Assignment Note and Long-Term Arrangement Fee Notes totaling approximately $42,060,000 are non-interest bearing and are subordinate to the senior and junior debt and are only payable from the proceeds of the sale or refinancing of the properties.

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

The Venture has recorded the estimated fair value of the participation feature as a mortgage participation liability of approximately $57,050,000 and $32,531,000 for the six months ended June 30, 2006 and 2005, respectively. The Managing General Partner reevaluated the fair value of the participation feature during the six months ended June 30, 2006, the six months ended June 30, 2005 and the year ended December 31, 2004 and concluded that the fair value of the participation feature should be increased by approximately $24,519,000, increased by approximately $522,000 and reduced by approximately $4,509,000, respectively. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties.  These fair values were determined either by appraisal or by using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors.  The increase in the fair value of the participation feature for the six months ended June 30, 2006 is attributable to an increase in the fair value of the collateral properties. The increase in the fair value of the participation feature for the six months ended June 30, 2005 is attributable to a modification of the calculation of the residual value with respect to whether the various liabilities are to be paid before or after the 50/50 split partially offset by a further increase in the estimated value of the junior loans and advances from the Managing General Partner that will be due at maturity. The reduction in the fair value of the participation feature as of December 31, 2004 is attributable to an increase in the estimated value of the junior loans and advances from the Managing General Partner that will be due at maturity partially offset by an increase in the estimated fair value of the collateral properties.  During the six months ended June 30, 2006 and 2005, the Venture amortized approximately $7,341,000 and $3,002,000, respectively, of the mortgage participation debt discount which is included in interest expense.  The related mortgage participation debt discount at June 30, 2006 and December 31, 2005 was approximately $24,204,000 and $7,026,000, respectively.

There were no cash distributions to the partners of either of the Ventures for the six months ended June 30, 2006 and 2005. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions. Future cash distributions are subject to the order of distributions as stipulated by the Venture's Plan of Reorganization. The source of future distributions will depend upon the levels of net cash generated from operations, the availability of cash reserves, and timing of debt maturities, refinancings and/or property sales. The Ventures’ distribution policies are reviewed on a quarterly basis.  In light of the junior debt requiring payments based on cash flow and the additional capital expenditures required at the Venture’s properties as well as the payments due under the Venture’s Plan of Reorganization, it is not expected that there will be sufficient funds from operations to be distributed to the Venture’s partners in the foreseeable future.

Other

As a result of tender offers, AIMCO and its affiliates currently own 119 units of limited partnership interest in Portfolio I representing 18.48% of the outstanding limited partnership interests, along with the 1.99% managing general partner interest for a combined ownership in Portfolio I of 20.47% at June 30, 2006.  AIMCO and its affiliates currently own 67.42 units of limited partnership interest in Portfolio II representing 25.25% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 27.25% at June 30, 2006. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 22.47% of the Venture at June 30, 2006. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Venture in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Venture Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Venture, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Venture is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis except for advances made from an affiliate of the Managing General Partner. These advances bear interest at the prime rate plus three basis points. Based on interest rates at June 30, 2006, an increase or decrease of 100 basis points in market interest rates would not have a material impact on the Venture.

The following table summarizes the Venture's debt obligations at June 30, 2006. The interest rates represent the weighted-average rates. The fair value of the Venture's first mortgages, after discounting the scheduled loan payments to maturity, is approximately $99,016,000 at June 30, 2006. However, the Venture is precluded from refinancing the first mortgage until January 2007. The Managing General Partner believes that it is not appropriate to use the Venture's incremental borrowing rate for the second mortgages, as there is currently no market in which the Venture could obtain similar financing. Therefore, the Managing General Partner considers estimation of fair value to be impracticable for this indebtedness.  The Managing General Partner does not believe that there have been any material changes in market risk exposure between the current year and the preceding year.

	Long-term Debt
	Principal	Weighted-average
	(in thousands)	Interest Rate

2006	$ 1,086	8.50%
2007	2,403	8.50%
2008	115,605	8.95%
	$119,094

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Venture’s combined financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMS NATIONAL PROPERTIES JOINT VENTURE

(Venture)

VMS NATIONAL PROPERTIES JOINT VENTURE
(Venture)
VMS National Residential Portfolio I

By: MAERIL, Inc.
Managing General Partner

Date: August 14, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 14, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

VMS National Residential Portfolio II

By: MAERIL, Inc.
Managing General Partner

Date: August 14, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 14, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

Exhibit 11

VMS NATIONAL PROPERTIES JOINT VENTURE

CALCULATION OF NET LOSS PER INVESTOR

(in thousands, except per partnership interest data)

	For the Six Months
	Ended June 30,
	2006	2005

VMS National Properties net loss	$(8,397)	$(5,002)
Portfolio I net loss	--	--
Portfolio II net loss	--	--
Combined net loss	$(8,397)	$(5,002)

Portfolio I allocation:
70.69% VMS National Properties net loss	$(5,936)	$(3,536)
100.00% Portfolio I net loss	--	--
	$(5,936)	$(3,536)

Net loss to general partner (2%)	$ (119)	$ (71)

Net loss to limited partners (98%)	$(5,817)	$(3,465)

Number of Limited Partner units	644	644

Net loss per limited partnership interest	$(9,033)	$(5,380)

Portfolio II allocation:
29.31% VMS National Properties net loss	$(2,461)	$(1,466)
100.00% Portfolio II net loss	--	--
	$(2,461)	$(1,466)

Net loss to general partner (2%)	$ (49)	$ (29)

Net loss to limited partners (98%)	$(2,412)	$(1,437)

Number of Limited Partner units	267	267

Net loss per limited partnership interest	$(9,034)	$(5,382)

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

Date:  August 14, 2006

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

Date:  August 14, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of MAERIL, Inc., equivalent of the chief financial officer of the Venture

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of VMS National Properties Joint Venture (the "Venture"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Venture, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Venture, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Venture.

/s/Martha L. Long
Name: Martha L. Long
Date: August 14, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 14, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Venture for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.