Form 10-K
period 2006-12-31
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2007-03-01
CIK 789089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Act. Yes [ ] No [X]

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

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2006. No market exists for the limited partnership interests of the Venture, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Venture and interpretations of those regulations; the competitive environment in which the Venture operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest or necessary capital expenditures; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Venture's financial statements and the notes thereto, as well as the risk factors described in the documents the Venture files from time to time with the Securities and Exchange Commission.

PART I

Item 1.

Business

VMS National Properties Joint Venture (the "Venture" or the "Registrant"), of which the general partners are VMS National Residential Portfolio I ("Portfolio I") and VMS National Residential Portfolio II ("Portfolio II"), was formed in September 1984. Portfolio I and Portfolio II are collectively referred to as the "Ventures". The Ventures are limited partnerships formed in September 1984, under the Uniform Limited Venture Act of the State of Illinois. Effective December 12, 1997, the managing general partner of each of the Ventures was transferred from VMS Realty Investment, Ltd. ("VMSRIL") (formerly VMS Realty Partners) to MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The Venture originally acquired 51 residential apartment complexes located throughout the United Sates.  At December 31, 2006, 34 of the Venture's properties had been foreclosed and two had been sold. The Venture continues to own and operate the remaining 15 residential apartment complexes (see "Item 2. Description of Properties").

The Venture has entered into sales contracts with third parties relating to the sale of the following six investment properties projected to close during the first quarter of 2007: Watergate Apartments, Shadowood Apartments, The Bluffs, Terrace Gardens Townhouses, Vista Village Apartments and Chapelle Le Grande. In addition, the Venture has entered into a sale contract with an affiliate of the Managing General Partner relating to the sale of the following seven investment properties projected to close during the first half of 2007: Casa de Monterey, Buena Vista Apartments, Crosswood Park, Mountain View Apartments, Pathfinder Village, Scotchollow and Towers of Westchester Park. The Venture is currently in negotiations with potential third party buyers relating to the sale of the remaining two investment properties: Forest Ridge Apartments and North Park Apartments. The Venture will not complete the proposed sales if limited partners owning more than 50% of the aggregate units of the Venture object following receipt of notice of their right to object.

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

Item 1A.

Risk Factors

The real estate business in which the Venture is engaged is highly competitive. There are other residential properties within the market area of the Venture's properties. The number and quality of competitive properties, including those that may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Venture's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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

Both the income and expenses of operating the properties owned by the Venture are subject to factors outside of the Venture's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Venture.

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

Item 2.

Description of Properties

The following table sets forth the Venture's remaining investment in properties:

Date of
Property (1)	Purchase	Use

North Park Apartments	11/14/84	Apartment
Evansville, IN		284 Units
Chapelle Le Grande	12/05/84	Apartment
Merrillville, IN		105 Units
Terrace Gardens Townhouses	10/26/84	Apartment
Omaha, NE		126 Units
Forest Ridge Apartments	10/26/84	Apartment
Flagstaff, AZ		278 Units
Scotchollow	10/26/84	Apartment
San Mateo, CA		418 Units
Pathfinder Village	10/26/84	Apartment
Freemont, CA		246 Units
Buena Vista Apartments	10/26/84	Apartment
Pasadena, CA		92 Units
Mountain View Apartments	10/26/84	Apartment
San Dimas, CA		168 Units
Crosswood Park	12/05/84	Apartment
Citrus Heights, CA		180 Units
Casa de Monterey	10/26/84	Apartment
Norwalk, CA		144 Units
The Bluffs	10/26/84	Apartment
Milwaukee, OR		137 Units
Watergate Apartments	10/26/84	Apartment
Little Rock, AR		140 Units
Shadowood Apartments	11/14/84	Apartment
Monroe, LA		120 Units
Vista Village Apartments	10/26/84	Apartment
El Paso, TX		220 Units
Towers of Westchester Park	10/26/84	Apartment
College Park, MD		303 Units

(1)

All properties are fee ownership, each subject to a first mortgage and other than Buena Vista Apartments, Mountain View Apartments, Crosswood Park, Casa de Monterey, Shadowood Apartments and Towers of Westchester Park a second mortgage.

Schedule of Properties

Set forth below for each of the Venture's properties is the gross carrying value, accumulated depreciation, method of depreciation, depreciable life and Federal tax basis.

	Gross
	Carrying	Accumulated		Depreciable	Federal
Property	Value	Depreciation	Method	Life	Tax Basis
	(in thousands)				(in thousands)

North Park Apartments	$ 12,385	$ 9,668	SL	5-30 yrs	$ 1,946
Chapelle Le Grande	5,497	4,405	SL	5-30 yrs	592
Terrace Gardens Townhouses	7,497	5,707	SL	5-30 yrs	1,503
Forest Ridge Apartments	10,643	8,427	SL	5-30 yrs	1,608
Scotchollow	33,426	24,827	SL	5-30 yrs	6,989
Pathfinder Village	20,523	14,392	SL	5-30 yrs	5,890
Buena Vista Apartments	6,807	5,018	SL	5-30 yrs	1,428
Mountain View Apartments	12,736	8,615	SL	5-30 yrs	2,629
Crosswood Park	12,364	8,413	SL	5-30 yrs	3,292
Casa de Monterey	9,786	7,290	SL	5-30 yrs	1,840
The Bluffs	5,060	4,259	SL	5-30 yrs	444
Watergate Apartments	8,826	6,395	SL	5-30 yrs	1,252
Shadowood Apartments	5,059	4,086	SL	5-30 yrs	635
Vista Village Apartments	8,178	6,411	SL	5-30 yrs	1,333
Towers of Westchester Park	20,680	16,471	SL	5-30 yrs	3,197

	$179,467	$134,384			$34,578

See "Note A" of the Notes to the Combined Financial Statements included in "Item 8" for a description of the Venture's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Venture's properties.

	Principal	Principal		Principal
	Balance At	Balance At		Balance
	December 31,	December 31,	Period	Due At
Property	2006	2005	Amortized	Maturity
	(in thousands)			(in thousands)
North Park Apartments
1st mortgage	$ 5,515	$ 5,642	25 yrs	$ 5,376
2nd mortgage	2,873	2,718	(A)	(A)
Chapelle Le Grande
1st mortgage	2,830	2,896	25 yrs	2,759
2nd mortgage	1,266	1,289	(A)	(A)
Terrace Gardens Townhouses
1st mortgage	3,916	4,006	25 yrs	3,818
2nd mortgage	1,451	1,498	(A)	(A)
Forest Ridge Apartments
1st mortgage	5,204	5,324	25 yrs	5,073
2nd mortgage	208	490	(A)	(A)
Scotchollow
1st mortgage	25,699	26,291	25 yrs	25,054
2nd mortgage	8,591	9,397	(A)	(A)
Pathfinder Village
1st mortgage	11,874	12,147	25 yrs	11,576
2nd mortgage	2,813	3,037	(A)	(A)
Buena Vista Apartments
1st mortgage	4,361	4,470	25 yrs	4,260
2nd mortgage (C)	--	--	(A)	(A)
Mountain View Apartments
1st mortgage	6,313	6,458	25 yrs	6,154
2nd mortgage (D)	--	--	(A)	(A)
Crosswood Park
1st mortgage	4,911	5,024	25 yrs	4,788
2nd mortgage (B)	--	232	(A)	(A)
Casa de Monterey
1st mortgage	3,611	3,695	25 yrs	3,479
2nd mortgage (B)	--	115	(A)	(A)
The Bluffs
1st mortgage	3,284	3,360	25 yrs	3,202
2nd mortgage	1,408	1,442	(A)	(A)
Watergate Apartments
1st mortgage	2,557	2,611	25 yrs	2,492
2nd mortgage	779	885	(A)	(A)
Shadowood Apartments
1st mortgage	1,986	2,032	25 yrs	1,936
2nd mortgage (B)	--	41	(A)	(A)
Vista Village Apartments
1st mortgage	2,930	2,997	25 yrs	2,856
2nd mortgage	1,405	1,337	(A)	(A)
Towers of Westchester Park
1st mortgage	10,668	10,934	25 yrs	10,420
2nd mortgage (B)	--	193	(A)	(A)

Totals	$116,453	$120,561		$93,243

Interest rates were 8.50% and 10.84% for the fixed rate first and second mortgages, respectively. All notes were scheduled to mature January 1, 2008.

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

(B)

Second mortgage loan was satisfied in 2006.

(C)

Second mortgage loan was satisfied in 2005.

(D)

Second mortgage loan was satisfied in 2004.

Subsequent to December 31, 2006 the Venture obtained new mortgage debt on all fifteen of its investment properties. The proceeds received were sufficient to repay the above mortgages. See Item 8. Financial Statements and Supplementary Data, Note L – Subsequent Event for further information.

Rental Rates and Occupancy

The following table sets forth the average annual rental rates and occupancy for 2006 and 2005 for each property.

	Average Annual		Average
	Rental Rates Per Unit		Occupancy
Property	2006	2005	2006	2005

North Park Apartments	$ 6,479	$ 6,333	96%	94%
Chapelle Le Grande	8,934	8,684	94%	94%
Terrace Gardens Townhouses	9,229	9,127	94%	93%
Forest Ridge Apartments	7,178	8,384	95%	93%
Scotchollow (1)	15,547	14,147	97%	94%
Pathfinder Village (1)	14,984	14,345	98%	94%
Buena Vista Apartments	17,951	17,241	99%	98%
Mountain View Apartments	17,381	16,203	93%	94%
Crosswood Park	11,434	11,174	95%	93%
Casa de Monterey (2)	13,280	12,088	95%	90%
The Bluffs	7,530	7,070	95%	93%
Watergate Apartments	8,115	7,781	93%	92%
Shadowood Apartments (3)	7,994	7,655	94%	91%
Vista Village Apartments (1)	6,213	6,738	95%	92%
Towers of Westchester Park	15,404	14,399	98%	98%

(1)

The increase in occupancy at Scotchollow, Pathfinder Village, and Vista Village Apartments is primarily due to improved market conditions, better leasing management and capital improvements made to the properties which resulted in the properties being more competitive in their respective market areas.

(2)

The increase in occupancy at Casa de Monterey is due to 8 units which were out of service during most of 2005 as a result of a casualty at the property being available for rent during 2006.

(3)

The increase in occupancy at Shadowood Apartments is due to improved marketing efforts by the management team and improved resident retention.

As noted under "Item 1. Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area.  The Managing General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less.  No residential tenant leases 10% or more of the available rental space.

Real Estate Taxes and Rates

Real estate taxes and rates in 2006 for each property were as follows:

	2006	2006
	Taxes	Rate
	(in thousands)

North Park Apartments	$216	2.54%
Chapelle Le Grande	75	2.18%
Terrace Gardens Townhouses	115	2.10%
Forest Ridge Apartments	92	8.80%
Scotchollow	436	1.42%
Pathfinder Village	248	1.44%
Buena Vista Apartments	84	1.25%
Mountain View Apartments	146	1.29%
Crosswood Park	139	1.09%
Casa de Monterey	115	1.27%
The Bluffs	75	1.40%
Watergate Apartments	63	6.90%
Shadowood Apartments	40	10.98%
Vista Village Apartments	131	2.91%
Towers of Westchester Park	278	1.42%

Capital Improvements

Under the terms of the outstanding mortgage debt at December 31, 2006 and prior to the refinancing on January 19, 2007, the Venture was generally restricted to annual capital improvements of $300 per unit, or approximately $888,000 for all of its properties.  Such amount is equal to the required replacement reserve funding of the senior debt.  Under the terms of the previous mortgage debt, as the Venture identified properties that needed additional capital improvements above $300 per unit, approval of the holders of the junior and senior debt was required. The Venture identified during the third quarter of 2004 approximately $6,440,000 of capital improvements that needed to be made to the properties as a result of life safety issues, compliance with ADA requirements and immediate property improvement requirements.  The majority of the work was completed during 2006.  On November 2, 2004, the Venture, the holder of the senior debt and AIMCO Properties, L.P., which is also the holder of the junior debt, agreed that AIMCO Properties, L.P. would loan up to approximately $6,440,000 to the Venture (the “Mezzanine Loan”) to fund the above mentioned capital improvements that were to be made to the Venture’s properties.  The Mezzanine Loan bore interest at a rate of prime plus 3%, with unpaid interest being compounded monthly.  The Venture, the holder of the senior debt and AIMCO Properties, L.P. also agreed that cash flow that would otherwise be used to repay the junior debt will instead be used to repay the Mezzanine Loan, until such time as the Mezzanine Loan and all accrued interest thereon was paid in full.  The payment of such amounts to reduce the Mezzanine Loan instead of the junior debt reduced the amount of the junior debt amortized prior to its maturity (thereby increasing the amount due) by an amount at least equal to the principal and interest on the Mezzanine Loan, the effect of which was to reduce the ultimate payment received by the Venture and holders of outstanding Bankruptcy Claims (see Item 8. Financial Statements and Supplementary Data, Note D – Participating Mortgage Note) by a similar amount. Subsequent to December 31, 2006 the Venture obtained new mortgage debt on all fifteen of its investment properties (see Item 8. Financial Statements and Supplementary Data, Note L – Subsequent Event). The proceeds received from the January 2007 refinancing were sufficient to repay the existing senior and junior debt of the Venture.  As such the above restriction of $300 per unit for capital improvements no longer exists.

North Park Apartments: The Venture completed approximately $222,000 in capital expenditures at North Park Apartments during the year ended December 31, 2006, consisting primarily of floor covering and appliance replacements, interior lighting, interior painting to common areas and air conditioning, swimming and plumbing upgrades. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property and has identified approximately $4,671,000 of capital improvements needed at the property.

Chapelle Le Grande: The Venture completed approximately $89,000 in capital expenditures at Chapelle Le Grande during the year ended December 31, 2006, consisting primarily of air conditioning and plumbing upgrades, appliance, water heater, and floor covering replacements and building improvements. These improvements were funded from operating cash flow, insurance proceeds and replacement reserves. The Venture evaluates the capital improvement needs of the property and has identified approximately $487,000 of capital improvements needed at the property.

Terrace Gardens Townhouses: The Venture completed approximately $107,000 in capital expenditures at Terrace Gardens Townhouses during the year ended December 31, 2006, consisting primarily of golf carts, exterior doors, major landscaping, air conditioning upgrades and appliance, roof, and floor covering replacements.  These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property and has identified approximately $3,519,000 of capital improvements needed at the property.

Forest Ridge Apartments: The Venture completed approximately $205,000 in capital expenditures at Forest Ridge Apartments during the year ended December 31, 2006, consisting primarily of appliance and floor covering replacements, air conditioning and plumbing upgrades, office computers and exterior doors. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property and has identified approximately $1,176,000 of capital improvements needed at the property.

Scotchollow: The Venture completed approximately $465,000 in capital expenditures at Scotchollow during the year ended December 31, 2006, consisting primarily of floor covering and appliance replacements, structural improvements, kitchen and bath resurfacing, plumbing, water and sewer and fencing upgrades and cooling tower replacement.  These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Venture evaluates the capital improvement needs of the property and has identified approximately $6,771,000 of capital improvements needed at the property.

Pathfinder Village: The Venture completed approximately $340,000 in capital expenditures at Pathfinder Village during the year ended December 31, 2006, consisting primarily of kitchen and bath resurfacing, air conditioning upgrades, appliance, balcony and floor covering replacements and parking area resurfacing.

These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Venture evaluates the capital improvement needs of the property and has identified approximately $4,378,000 of capital improvements needed at the property.

Buena Vista Apartments: The Venture completed approximately $44,000 in capital expenditures at Buena Vista Apartments during the year ended December 31, 2006, consisting primarily of floor covering replacements, structural improvements, swimming pool and air conditioning upgrades and parking area resurfacing. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Venture evaluates the capital improvement needs of the property and has identified approximately $402,000 of capital improvements needed at the property.

Mountain View Apartments: The Venture completed approximately $211,000 in capital expenditures at Mountain View Apartments during the year ended December 31, 2006, consisting primarily of floor covering and roof replacements, signage, kitchen and bath resurfacing, counter tops, air conditioning, and water and sewer upgrades and major landscaping. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property and has identified approximately $1,375,000 of capital improvements needed at the property.

Crosswood Park: The Venture completed approximately $303,000 in capital expenditures at Crosswood Park during the year ended December 31, 2006, consisting primarily of floor covering and appliance replacements, swimming pool, air conditioning and plumbing upgrades, structural improvements and major landscaping. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Venture evaluates the capital improvement needs of the property and has identified approximately $4,452,000 of capital improvements needed at the property.

Casa de Monterey: The Venture completed approximately $96,000 in capital expenditures at Casa de Monterey during the year ended December 31, 2006, consisting primarily of building improvements, floor covering replacements, heating upgrades and counter tops. These improvements were funded from operating cash flow, insurance proceeds and replacement reserves. The Venture evaluates the capital improvement needs of the property and has identified approximately $1,035,000 of capital improvements needed at the property.

The Bluffs: The Venture completed approximately $74,000 in capital expenditures at The Bluffs during the year ended December 31, 2006, consisting primarily of appliance and floor covering replacements and furniture and fixtures.  These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property and has identified approximately $631,000 of capital improvements needed at the property.

Watergate Apartments: The Venture completed approximately $905,000 in capital expenditures, at Watergate Apartments during the year ended December 31, 2006, consisting primarily of building improvements, floor covering and appliance replacements, water heater upgrades and casualty repairs. These improvements were funded from operating cash flow, insurance proceeds and replacement reserves. The Venture evaluates the capital improvement needs of the property and has identified approximately $776,000 of capital improvements needed at the property.

Shadowood Apartments: The Venture completed approximately $133,000 in capital expenditures at Shadowood Apartments during the year ended December 31, 2006, consisting primarily of swimming pool and plumbing upgrades, kitchen and bath resurfacing and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property and has identified approximately $381,000 of capital improvements needed at the property.

Vista Village Apartments: The Venture completed approximately $169,000 in capital expenditures at Vista Village Apartments during the year ended December 31, 2006, consisting primarily of furniture and fixtures, floor covering and appliance replacements, swimming pool upgrades and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Venture evaluates the capital improvement needs of the property and has identified approximately $1,174,000 of capital improvements needed at the property.

Towers of Westchester Park: The Venture completed approximately $588,000 in capital expenditures at Towers of Westchester Park during the year ended December 31, 2006, consisting primarily of HVAC upgrades, electrical breakers, plumbing fixtures and floor covering replacements. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Venture evaluates the capital improvement needs of the property and has identified approximately $872,000 of capital improvements needed at the property.

The following schedule summarizes the $6,440,000 of capital improvements that were identified during 2004 as required to be made to the properties as a result of life safety issues, compliance with ADA requirements and immediate property improvement requirements.  As discussed above these improvements were funded with proceeds from the Mezzanine Loan.  The amounts indicated as having been incurred during 2006 related to these approved improvements are included in the amounts discussed above for each respective property.

				Expenditures
		Costs Incurred	Costs	Not Incurred
	Total Cost of	Through	Incurred	Required to
Property	Improvements	December 31, 2005	During 2006	Be Incurred
North Park Apartments	$ 316,000	$ 316,000	$ --	$ --
Chapelle Le Grande	17,000	17,000	--	--
Terrace Gardens Townhouses	87,000	87,000	--	--
Forest Ridge Apartments	146,000	146,000	--	--
Scotchollow	527,000	527,000	--	--
Pathfinder	260,000	210,000	50,000	--
Buena Vista Apartments	269,000	192,000	--	77,000
Mountain View Apartments	719,000	450,000	4,000	265,000
Crosswood Park	963,000	963,000	--	--
Casa de Monterey	145,000	145,000	--	--
The Bluffs	160,000	95,000	--	65,000
Watergate Apartments	418,000	111,000	--	307,000
Shadowood Apartments	72,000	72,000	--	--
Vista Village Apartments	785,000	296,000	83,000	406,000
Towers of Westchester Park	1,556,000	846,000	359,000	351,000
	$6,440,000	$4,473,000	$ 496,000	$1,471,000

Item 3.

Legal Proceedings

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Venture’s combined condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unitholders of the Ventures did not vote on any matter during the quarter ended December 31, 2006.

PART II

Item 5.

Market for the Venture's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

From the period October 26, 1984, through June 16, 1985, Portfolio I and Portfolio II sold a total of 912 Limited Venture Interests at a price of $150,000 per Limited Venture Interest, for a total of $136,800,000.  As of December 31, 2006 and 2005, there were 669 holders of record of Portfolio I and 257 holders of record of Portfolio II, owning a total of 644 and 267 units, respectively. As of December 31, 2004, there were 665 holders of record of Portfolio I and 257 holders of record of Portfolio II, owning 644 and 267 units, respectively. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no cash distributions to the partners of either of the Ventures for the years ended December 31, 2006, 2005 or 2004. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions. Future cash distributions are subject to the order of distributions as stipulated by the Venture’s Plan of Reorganization (see "Item 8. Financial Statements and Supplementary Data, Note A" for further details of the order of distribution). The source of future distributions will depend upon the levels of net cash generated from operations, the availability of cash reserves, and timing of debt maturities, refinancings and/or property sales. The Venture’s distribution policies are reviewed on a quarterly basis.

As a result of tender offers, AIMCO and its affiliates currently own 119 units of limited partnership interest in Portfolio I representing 18.48% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 20.48% at December 31, 2006. AIMCO and its affiliates currently own 67.42 units of limited partnership interest in Portfolio II representing 25.25% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 27.25% at December 31, 2006. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 22.47% of the Venture at December 31, 2006. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Venture in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Venture Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Venture Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Venture, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.

Selected Financial Data (in thousands, except per interest data):

	2006	2005	2004	2003	2002
Total revenues from rental
operations	$ 35,820	$ 33,053	$ 30,574	$ 31,531	$ 32,471

Net loss	$(24,553)	$ (9,455)	$ (9,202)	$ (7,134)	$ (4,573)

Net loss per limited
Venture interest
Portfolio I - 644 interests	$(26,413)	$(10,171)	$ (9,899)	$ (7,674)	$ (4,921)

Portfolio II - 267 interests	$(26,412)	$(10,172)	$ (9,898)	$ (7,674)	$ (4,918)

Total assets	$ 53,899	$ 54,823	$ 55,279	$ 58,010	$ 62,731

Mortgage loans and notes	$175,149	$173,505	$171,387	$170,492	$174,062

The above selected financial data should be read in conjunction with the combined financial statements and the related notes.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operation

This item should be read in conjunction with the combined financial statements and other items contained elsewhere in this report.

The Venture’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, the ability to fund necessary capital improvements, general economic conditions and weather. As part of the ongoing business plan of the Venture, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Venture from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Venture from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Venture such as the local economic climate and weather can adversely or positively affect the Venture’s financial results.

Results from Operations

2006 compared with 2005

The Venture recorded a net loss for the twelve months ended December 31, 2006 of approximately $24,553,000 compared to a net loss for the twelve months ended December 31, 2005 of approximately $9,455,000 (see “Item 8. Financial Statements and Supplementary Data Note I – Income Taxes” for a reconciliation of these amounts to the Venture’s federal taxable loss).  The increase in net loss for this twelve month period is due to an increase in total expenses partially offset by an increase in total revenues.

For the twelve months ended December 31, 2006 as compared to December 31, 2005 the increase in total revenues is due to an increase in rental and other income partially offset by a decrease in casualty gains.  The increase in rental income is the result of the increase in occupancy at twelve of the Venture’s properties, increases in the average rental rate at thirteen of the Venture’s properties and an overall decrease in bad debt expense.  These increases more than offset the decrease in occupancy at one of the Venture’s properties and the decrease in the average rental rate at two of the Venture’s properties.  Other income increased primarily due to increases in application fees, cleaning and damage fees and utility reimbursements charged by the properties.

During the twelve months ended December 31, 2006, an additional casualty gain of approximately $4,000 was recorded at Chapelle Le Grande Apartments. The casualty gain related to a plumbing pipe break, occurring on June 27, 2005, which caused damage to two units at the property. The gain was the result of the receipt of additional insurance proceeds of approximately $4,000 offset by less than $1,000 of undepreciated property improvements and replacements being written off. During the year ended December 31, 2005 the Venture recognized a gain of approximately $60,000 from this same casualty. The 2005 gain was the result of the receipt of insurance proceeds of approximately $66,000 offset by approximately $6,000 of undepreciated property improvements and replacements being written off.

During the twelve months ended December 31, 2006, an additional casualty gain of approximately $524,000 was recorded at Watergate Apartments. The casualty gain related to a fire occurring on May 27, 2005, which caused damage to eight units at the property. The gain was the result of the receipt of additional insurance proceeds of approximately $579,000 offset by approximately $55,000 of additional undepreciated property improvements and replacements being written off. During the year ended December 31, 2005, a casualty gain of approximately $229,000 was recorded at Watergate Apartments from this same casualty. The 2005 gain was the result of the receipt of insurance proceeds of approximately $250,000 offset by approximately $21,000 of undepreciated property improvements and replacements being written off.

During the twelve months ended December 31, 2006, an additional casualty gain of approximately $10,000 was recorded at Casa De Monterey Apartments. The casualty gain related to a fire occurring in February 2005 caused by a contractor working at the property that severely damaged six units of an eight unit apartment building. The gain was the result of the receipt of additional insurance proceeds of approximately $10,000. During the year ended December 31, 2005, a casualty gain of approximately $278,000 was recorded at Casa De Monterey Apartments from this same casualty. The 2005 gain was the result of the receipt of insurance proceeds of approximately $308,000 offset by approximately $30,000 of undepreciated property improvements and replacements being written off.

During the twelve months ended December 31, 2005, a net casualty loss of approximately $3,000 was recorded at Scotchollow Apartments. The casualty loss related to an earthquake occurring on November 29, 2005, which caused damage to two units at the property. The loss was the result of approximately $3,000 of undepreciated property improvements and replacements being written off.

Total expenses for the twelve month period ended December 31, 2006 as compared to December 31, 2005 increased due to increases in operating, property management fees, depreciation, property tax and interest expenses. General and administrative expense remained relatively constant for the comparable periods. Operating expense increased due to increases in property, maintenance and insurance expenses partially offset by a decrease in administrative expense.  Property expense increased due to increases in utilities at ten of the Venture’s properties partially offset by a decrease in salaries and related employee expenses at five of the Venture’s properties. Maintenance expense increased due to an increase in contract services at five of the Venture’s properties and minor repairs and clean up costs associated with the casualty at Watergate Apartments, wind and rain damage at both Northpark Apartments and Scotchollow Apartments. Insurance expense increased due to an increase in hazard insurance premiums. Administrative expense decreased due to a decrease in legal expenses at all of the Venture’s properties relating to the Mezzanine Loan and temporary agency help at three of the Venture’s properties. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Property management fees increased as a result of the increase in rental income on which such fees are based. Property tax expense increased due to an increase in the assessed value at twelve of the Venture’s properties. Interest expense increased as a result of an increase in the amortization of the debt discount related to the mortgage participation liability, as a result of changes in the aggregate property value estimate made during 2006 and during the three months ended June 30, 2005, as discussed below, and an increase in interest charged on advances from an affiliate of the Managing General Partner partially offset by a decrease in the interest on the senior debt due to principal reduction payments. The increase in interest charged on advances is due to an increase in advances during 2006 and an increase in the variable interest rate charged on such advances.

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

During the twelve months ended December 31, 2005, a net casualty loss of approximately $3,000 was recorded at Scotchollow Apartments. The casualty loss related to an earthquake occurring on November 29, 2005, which caused damage to two units at the property. The loss was the result of approximately $3,000 of undepreciated property improvements and replacements being written off.

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

During the twelve months ended December 31, 2005, a net casualty gain of approximately $229,000 was recorded at Watergate Apartments. The casualty gain related to a fire caused by a tenant burning candles, occurring on May 27, 2005, which caused damage to eight units at the property. The gain was the result of the receipt of insurance proceeds of approximately $250,000 offset by approximately $21,000 of undepreciated property improvements and replacements being written off.

During the twelve months ended December 31, 2004, a net casualty gain of approximately $45,000 was recorded at Terrace Gardens Townhouses. The casualty gain related to a winter ice storm, occurring in February 2004, which caused damage to 32 units at the property. The gain was the result of the receipt of insurance proceeds of approximately $74,000 offset by approximately $8,000 of undepreciated property improvements and replacements being written off and approximately $21,000 of emergency repairs made at the property.

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

Liquidity and Capital Resources

At December 31, 2006, the Venture had cash and cash equivalents of approximately $1,866,000 as compared to approximately $2,419,000 at December 31, 2005.  Cash and cash equivalents decreased approximately $553,000 from December 31, 2005. The decrease in cash and cash equivalents is a result of approximately $3,830,000 and $1,077,000 of cash used in investing and financing activities, respectively, partially offset by approximately $4,354,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net withdrawals from restricted escrow accounts maintained by the mortgage lender partially offset by the receipt of net insurance proceeds related to the casualties at Chapelle le Grande, Casa De Monterey, and Watergate Apartments. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Venture's investment properties, payments on advances received from an affiliate and the payment of loan costs associated with the January 2007 new loans obtained on all of the Venture’s investment properties partially offset by advances received from an affiliate. The Venture invests its working capital reserves in interest bearing accounts.

At December 31, 2006 and December 31, 2005, the Venture owed loans of approximately $14,162,000 and $9,639,000, respectively, to an affiliate of the Managing General Partner plus accrued interest thereon of approximately $2,283,000 and $939,000, respectively, which are included in due to affiliates on the combined balance sheets. These loans were made in accordance with the Joint Venture Agreement and accrue interest at the prime rate plus 3% (11.25% at December 31, 2006). The Venture recognized interest expense of approximately $1,350,000, $848,000 and $407,000 during the years ended December 31, 2006, 2005 and 2004, respectively.  During the year ended December 31, 2006, an affiliate of the Managing General Partner loaned all fifteen properties approximately $3,520,000 to cover good faith deposits associated with the refinancing of the Venture’s investment properties which occurred in January 2007. In addition five of the properties were loaned approximately $1,548,000 to cover outstanding capital improvement payables  and two properties approximately $311,000 to cover operating expenses during the year ended December 31, 2006. During the year ended December 31, 2005, an affiliate of the Managing General Partner loaned fifteen of the properties approximately $5,601,000 to cover outstanding capital improvement payables and three properties approximately $560,000 to cover operating expenses. During the years ended December 31, 2006 and 2005, the Venture paid approximately $856,000 and $2,841,000, respectively, of principal and approximately $6,000 and $895,000, respectively, of accrued interest on loans owed to an affiliate of the Managing General Partner. No amounts were paid during the year ended December 31, 2004. Subsequent to December 31, 2006 the Venture paid in full the principal and accrued interest owed on the loans to an affiliate of the Managing General Partner. See Item 8. Financial Statements and Supplementary Date, Note L – Subsequent Event for further information.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At December 31, 2006 and 2005, the outstanding balance of $79,000 is included in other liabilities.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the limited partners receiving distributions equal to, at a minimum, their aggregate capital contributions.  The Managing General Partner does not anticipate that any of the various fees will be owed upon disposition of the properties, as the specified distributions to the limited partners will not be fully met. There were no property dispositions for which proceeds were received during the years ended December 31, 2006, 2005 or 2004.

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

Under the terms of the outstanding mortgage debt at December 31, 2006 and prior to the refinancing on January 19, 2007, the Venture was generally restricted to annual capital improvements of $300 per unit, or approximately $888,000 for all of its properties.  Such amount is equal to the required replacement reserve funding of the senior debt.  Under the terms of the previous mortgage debt, as the Venture identified properties that needed additional capital improvements above $300 per unit, approval of the holders of the junior and senior debt was required. The Venture identified during the third quarter of 2004 approximately $6,440,000 of capital improvements that needed to be made to the properties as a result of life safety issues, compliance with ADA requirements and immediate property improvement requirements.  The majority of the work was completed during 2006.  On November 2, 2004, the Venture, the holder of the senior debt and AIMCO Properties, L.P., which is also the holder of the junior debt, agreed that AIMCO Properties, L.P. would loan up to approximately $6,440,000 to the Venture to fund the above mentioned capital improvements that were to be made to the Venture’s properties.  The Mezzanine Loan bore interest at a rate of prime plus 3%, with unpaid interest being compounded monthly.  The Venture, the holder of the senior debt and AIMCO Properties, L.P. also agreed that cash flow that would otherwise be used to repay the junior debt will instead be used to repay the Mezzanine Loan, until such time as the Mezzanine Loan and all accrued interest thereon was paid in full.  The Venture’s Managing General Partner believes that the payment of such amounts to reduce the Mezzanine Loan instead of the junior debt will reduce the amount of the junior debt amortized prior to its maturity (thereby increasing the amount due) by an amount at least equal to the principal and interest on the Mezzanine Loan, the effect of which was to reduce the ultimate payment received by the Venture and holders of outstanding Bankruptcy Claims (see Item 8. Financial Statements and Supplementary Data, Note D – Participating Mortgage Note) by a similar amount. Subsequent to December 31, 2006 the Venture obtained new mortgage debt on all fifteen of its investment properties (see Item 8. Financial Statements and Supplementary Data, Note L – Subsequent Event). The proceeds received from the January 2007 refinancing were sufficient to repay the existing senior and junior debt of the Venture.  As such the above restriction of $300 per unit for capital improvements no longer exists.

At December 31, 2006, each of the Venture's properties was encumbered by senior and junior debt. The senior debt had an interest rate of 8.5% per annum and required monthly payments of principal and interest. The junior debt had an interest rate of 10.84% per annum and the monthly payments were based on excess monthly cash flow for each property.  All of the loans were scheduled to mature on January 1, 2008, and the terms of the senior debt prohibited repayment prior to January 1, 2007. In 1997, these loans were recorded at the agreed valuation amount of $110,000,000, which was less than the $152,225,000 face amount of the senior debt. If the Venture were to have defaulted on the mortgage notes payable or was unable to pay the outstanding agreed valuation amounts upon maturity, then the note face amounts would have become due. Accordingly, the Venture deferred recognition of a gain of $42,225,000 in 1997, which is equal to the difference between the note face amounts and the agreed valuation amounts. All the loans were cross-collateralized but were not cross-defaulted. Therefore, a default by one property under the terms of its debt agreement does not in and of itself create a default under all of the senior and junior debt agreements. However, if the proceeds upon the sale or refinancing of any property were insufficient to fully repay the outstanding senior and junior debt related to that property, any deficiency was to be satisfied from the sale or refinancing of the remaining properties. Subsequent to December 31, 2006 the Venture obtained new mortgage debt on all fifteen of its properties. See Item 8. Financial Statements and Supplementary Data, Note L – Subsequent Event for further information.

Both on a short-term and long-term basis, the Managing General Partner monitors the rental market environment of each of the investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Venture from increases in expenses all of which have an impact on the Venture's liquidity. The Registrant's assets are thought to be generally sufficient for any near-term needs (exclusive of necessary capital improvements, as discussed above and below) of the Registrant. The Senior Debt encumbering all of the properties totaled approximately $95,659,000 and was being amortized over 25 years, with a balloon payment of $93,243,000 due January 2008. Not including the debt discount relating to the mortgage participation liability, the Junior Debt, which also was scheduled to mature January 2008, totaled approximately $20,794,000 and required monthly payments based upon monthly excess cash flow for each property. Per the Junior Debt Agreements, excess cash flow is defined as revenue generated from the operation of a property less (1) operating expenses of the property, (2) the debt service payment for the Senior Loan, (3) tax and insurance reserve deposit, and (4) replacement reserve deposit.

The Venture was also obligated under (i) a purchase money subordinated note (the “Assignment Note”) payable to the VMS/Stout Venture, an affiliate of the former general partner, which was issued in exchange for the assignment by the VMS/Stout Venture of its interest in the contract of sale to the Venture and (ii) an unsecured, nonrecourse promissory note (the “Long-Term Loan Arrangement Fee Note”) payable to the VMS/Stout Venture as consideration for arranging long-term financing. As a result of the 1993 bankruptcy proceedings, the Assignment Note and the Long-Term Loan Arrangement Fee Note became part of the bankruptcy claims and are both payable pursuant to the bankruptcy plan after repayment of the senior and junior loans. The bankruptcy claims resulting from the conversion of the Assignment Note and Long-Term Arrangement Fee Notes totaled approximately $42,000,000 at December 31, 2006.  As more fully discussed below, a significant interest in the Class 3-C bankruptcy claims was later purchased by an affiliate of the Managing General Partner.  Subsequent to December 31, 2006, the Venture made payment in full of both the Assignment Note and the Long-Term Loan Agreement Fee Note. See Item 8. Financial Statements and Supplementary Data, Note L – Subsequent Event.

AIMCO Properties, L.P., which is a controlled affiliate of AIMCO and an affiliate of the Managing General Partner, purchased (i) the Junior Debt on November 19, 1999, (ii) bankruptcy claims relating to the residual value of the properties on November 16, 1999 and (iii) a significant interest in the Class 3-C bankruptcy claim effective September 2000. These transactions occurred between AIMCO Properties, L.P. and a third party and thus had no effect on the combined financial statements of the Venture. Residual value is defined as the amount remaining from a sale of the Venture’s investment properties or refinancing of the mortgages encumbering such investment properties after payment of selling or refinancing costs and repayment of the senior and junior Debt, plus accrued interest on each. The agreement states that the Venture will retain an amount equal to $13,500,000 plus accrued interest at 10% compounded monthly (the "Partnership Advance Account") from the proceeds. Interest began accruing on the Partnership Advance Account in 1993 when the bankruptcy plan was finalized. Any surplus in the Partnership Advance Account after repayment of the $42,000,000 3-C claim is paid 25% to AIMCO Properties, L.P., as the holder of the residual value bankruptcy claim and 75% to the Venture. Any proceeds remaining after the Partnership Advance Account is fully funded are split equally (the "50/50 Split") between the Venture and AIMCO Properties, L.P. as the holder of the residual value bankruptcy claim. The Venture must repay the 3-C claims, which collectively total approximately $42,000,000 from the Partnership Advance Account.

The Venture has recorded the estimated fair value of the participation feature as a mortgage participation liability of approximately $65,160,000 and $32,531,000 for the years ended December 31, 2006 and 2005, respectively. The Managing General Partner reevaluated the fair value of the participation feature during the year ended December 31, 2006, the three months ended June 30, 2005 and the year ended December 31, 2004 and concluded that the fair value of the participation feature should be increased by approximately $32,629,000, increased by approximately $522,000 and reduced by approximately $4,509,000, respectively. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties.  These fair values were determined either by third-party appraisal, third-party offers, brokers opinion of value issued in connection with marketing the properties or by using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors.  The increase in the fair value of the participation feature for the year ended December 31, 2006 is attributable to an increase in the fair value of the collateral properties. The increase in the fair value of the participation feature for the three months ended June 30, 2005 is attributable to a modification of the calculation of the residual value with respect to whether the various liabilities are to be paid before or after the 50/50 split partially offset by a further increase in the estimated value of the junior loans and advances from the Managing General Partner that will be due at maturity. The reduction in the fair value of the participation feature as of December 31, 2004 is attributable to an increase in the estimated value of the junior loans and advances from the Managing General Partner that will be due at maturity partially offset by an increase in the estimated fair value of the collateral properties.  During the years ended December 31, 2006, 2005 and 2004, the Venture amortized approximately $22,482,000, $6,240,000 and $5,533,000, respectively, of the mortgage participation debt discount which is included in interest expense.  The related mortgage participation debt discount at December 31, 2006 and 2005 was approximately $17,173,000 and $7,026,000, respectively. Subsequent to December 31, 2006, the Venture paid approximately $19,444,000 of the mortgage participation liability. See Item 8. Financial Statements and Supplementary Data, Note L – Subsequent Event for further information.

There were no cash distributions to the partners of either of the Ventures for the years ended December 31, 2006, 2005 or 2004. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions. Future cash distributions are subject to the order of distributions as stipulated by the Venture’s Plan of Reorganization (see "Item 8. Financial Statements and Supplementary Data, Note A" for further details of the order of distribution). The source of future cash distributions will depend upon the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Venture’s distribution policies are reviewed on a quarterly basis.

The Venture has entered into sales contracts with third parties relating to the sale of the following six investment properties projected to close during the first quarter of 2007: Watergate Apartments, Shadowood Apartments, The Bluffs, Terrace Gardens Townhouses, Vista Village Apartments and Chapelle Le Grande. In addition, the Venture has entered into a sale contract with an affiliate of the Managing General Partner relating to the sale of the following seven investment properties projected to close during the first half of 2007: Casa de Monterey, Buena Vista Apartments, Crosswood Park, Mountain View Apartments, Pathfinder Village, Scotchollow and Towers of Westchester Park. The Venture is currently in negotiations with potential third party buyers relating to the sale of the remaining two investment properties: Forest Ridge Apartments and North Park Apartments. The Venture will not complete the proposed sales if limited partners owning more than 50% of the aggregate units of the Venture object following receipt of notice of their right to object.

As a result of tender offers, AIMCO and its affiliates currently own 119 units of limited partnership interest in Portfolio I representing 18.48% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 20.48% at December 31, 2006. AIMCO and its affiliates currently own 67.42 units of limited partnership interest in Portfolio II representing 25.25% at December 31, 2006 of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 27.25%. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 22.47% of the Venture at December 31, 2006. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Venture in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Venture Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Venture Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Venture, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Participating Mortgage Note

The Venture has a participating mortgage note which requires it to record the estimated fair value of the participation feature as a liability and a debt discount. The fair value of the participation feature is calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties. These fair values are determined using appraisal values or the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, physical condition of the property and other factors. The Managing General Partner evaluates the fair value of the participation feature on an annual basis or as circumstances dictate that it should be analyzed.

Item 7a.

Quantitative and Qualitative Disclosures About Market Risk

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Venture is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Venture maintains its debt as fixed rate in nature by borrowing on a long-term basis except for advances made from an affiliate of the Managing General Partner. These advances bear interest at the prime rate plus three basis points. Based on interest rates at December 31, 2006, an increase or decrease of 100 basis points in market interest rates would not have a material impact on the Venture.

The following table summarizes the Venture's debt obligations at December 31, 2006 prior to the January 2007 refinancing. The interest rates represent the weighted-average rates. The fair value of the Venture's first mortgages, after discounting the scheduled loan payments to maturity, was approximately $97,149,000 at December 31, 2006. However, the Venture was prohibited from refinancing the first mortgages until January 2007. The Managing General Partner believes that it is not appropriate to use the Venture's incremental borrowing rate for the second mortgages, as there is currently no market in which the Venture could obtain similar financing. Therefore, the Managing General Partner considers estimation of fair value to be impracticable for this indebtedness. The Managing General Partner does not believe that there have been any material changes in market risk exposure between the current year and the preceding year.

	Long-term Debt
	Principal	Weighted-average
	(in thousands)	Interest Rate

2007	$ 2,403	8.50%
2008	114,050	8.93%
	$116,453

As principal payments for the junior loans are based upon monthly cash flow, all principal is assumed to be repaid at maturity.

Item 8.

Financial Statements and Supplementary Data

LIST OF COMBINED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Combined Balance Sheets - Years ended December 31, 2006 and 2005

Combined Statements of Operations - Years ended December 31, 2006, 2005 and 2004

Combined Statements of Changes in Partners' Deficit - Years ended December 31, 2006, 2005 and 2004

Combined Statements of Cash Flows - Years ended December 31, 2006, 2005 and 2004

Notes to Combined Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

VMS National Properties Joint Venture

We have audited the accompanying combined balance sheets of VMS National Properties Joint Venture as of December 31, 2006 and 2005, and the related combined statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of VMS National Properties Joint Venture at December 31, 2006 and 2005, and the combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 1, 2007

VMS NATIONAL PROPERTIES JOINT VENTURE

COMBINED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2006	2005
Assets:
Cash and cash equivalents	$ 1,866	$ 2,419
Receivables and deposits	5,174	2,343
Restricted escrows	321	251
Other assets	1,455	786
Investment properties (Notes B and H):
Land	13,404	13,404
Buildings and related personal property	166,063	162,434
	179,467	175,838
Less accumulated depreciation	(134,384)	(126,814)
	45,083	49,024
	$ 53,899	$ 54,823
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 1,194	$ 1,665
Tenant security deposit liabilities	1,019	893
Accrued property taxes	708	670
Other liabilities	734	800
Accrued interest	754	878
Due to affiliates (Note F)	16,636	10,884
Mortgage notes payable, including $20,794 due to an
affiliate at 2006 and $22,674 at 2005 (Note B)	116,453	120,561
Mortgage participation liability (Note D)	47,987	25,505
Notes payable (Note C)	42,060	42,060
Deferred gain on extinguishment of debt (Note A)	42,225	42,225

Partners' Deficit	(215,871)	(191,318)
	$ 53,899	$ 54,823

See Accompanying Notes to Combined Financial Statements

VMS NATIONAL PROPERTIES JOINT VENTURE

COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per limited partnership interest data)

	For The Years Ended December 31,
	2006	2005	2004
Revenues:
Rental income	$ 32,174	$ 30,207	$ 28,189
Other income	3,108	2,282	2,340
Casualty gains (Note E)	538	564	45
Total revenues	35,820	33,053	30,574

Expenses:
Operating	13,548	12,655	11,613
Property management fees to an affiliate	1,381	1,278	1,201
General and administrative	689	686	541
Depreciation	7,837	7,614	7,147
Interest, including approximately $26,254,
$9,552 and $8,512 to an affiliate	34,604	18,088	17,094
Property taxes	2,314	2,187	2,180
Total expenses	60,373	42,508	39,776

Net loss (Note I)	$(24,553)	$ (9,455)	$ (9,202)

Net loss allocated to general partners (2%)	$ (491)	$ (189)	$ (184)

Net loss allocated to limited partners (98%)	(24,062)	(9,266)	(9,018)

	$(24,553)	$ (9,455)	$ (9,202)
Net loss per limited partnership interest:
Portfolio I (644 interests issued and
outstanding)	$(26,413)	$(10,171)	$ (9,899)
Portfolio II (267 interests issued and
outstanding)	$(26,412)	$(10,172)	$ (9,898)

See Accompanying Notes to Combined Financial Statements

VMS NATIONAL PROPERTIES JOINT VENTURE

COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands)

	VMS National Residential Portfolio I
	Limited Partners
	General	Accumulated	Subscription
	Partner	Deficit	Notes	Sub-total	Total

Partners' deficit at December 31, 2003	$ (3,742)	$(117,311)	$ (502)	$(117,813)	$(121,555)
Net loss for the year ended
December 31, 2004	(130)	(6,375)	--	(6,375)	(6,505)
Partner's deficit at December 31, 2004	(3,872)	(123,686)	(502)	(124,188)	(128,060)
Net loss for the year ended
December 31, 2005	(134)	(6,550)	--	(6,550)	(6,684)
Partners' deficit at December 31, 2005	(4,006)	(130,236)	(502)	(130,738)	(134,744)
Net loss for the year ended
December 31, 2006	(347)	(17,010)	--	(17,010)	(17,357)
Partners' deficit at December 31, 2006	$ (4,353)	$(147,246)	$ (502)	$(147,748)	$(152,101)

	VMS National Residential Portfolio II
	Limited Partners
	General	Accumulated	Subscription
	Partner	Deficit	Notes	Sub-total	Total

Partners' deficit at December 31, 2003	$(1,566)	$ (49,212)	$ (328)	$ (49,540)	$ (51,106)
Net loss for the year ended
December 31, 2004	(54)	(2,643)	--	(2,643)	(2,697)
Partner's deficit at December 31, 2004	(1,620)	(51,855)	(328)	(52,183)	(53,803)
Net loss for the year ended
December 31, 2005	(55)	(2,716)	--	(2,716)	(2,771)
Partners' deficit at December 31, 2005	(1,675)	(54,571)	(328)	(54,899)	(56,574)
Net loss for the year ended
December 31, 2006	(144)	(7,052)	--	(7,052)	(7,196)
Partners' deficit at December 31, 2006	$(1,819)	$ (61,623)	$ (328)	$ (61,951)	$ (63,770)
Combined partners' deficit at
December 31, 2006	$(6,172)	$(208,869)	$ (830)	$(209,699)	$(215,871)

See Accompanying Notes to Combined Financial Statements

VMS NATIONAL PROPERTIES JOINT VENTURE

COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	For The Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(24,553)	$(9,455)	$(9,202)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	7,837	7,614	7,147
Amortization of mortgage discounts	22,482	6,240	5,533
Casualty gains	(538)	(564)	(45)
Change in accounts:
Receivables and deposits	(2,831)	(334)	(321)
Other assets	(20)	(49)	(152)
Accounts payable	(69)	551	(353)
Tenant security deposit liabilities	126	38	6
Due to affiliates	1,229	259	403
Accrued property taxes	38	(25)	95
Accrued interest	719	2,009	1,886
Other liabilities	(66)	(27)	6
Net cash provided by operating activities	4,354	6,257	5,003

Cash flows from investing activities:
Property improvements and replacements	(4,353)	(7,558)	(2,923)
Net (withdrawals from)deposits to restricted
escrows	(70)	864	(219)
Net insurance proceeds	593	624	74
Net cash used in investing activities	(3,830)	(6,070)	(3,068)

Cash flows from financing activities:
Payments on mortgage notes payable	(4,951)	(3,122)	(4,374)
Payments on advances from an affiliate	(856)	(2,841)	--
Advances from an affiliate	5,379	6,131	2,742
Loan costs paid	(649)	--	--
Net cash (used in) provided by financing
activities	(1,077)	168	(1,632)
Net (decrease) increase in cash and cash
equivalents	(553)	355	303
Cash and cash equivalents at beginning of year	2,419	2,064	1,761
Cash and cash equivalents at end of year	$ 1,866	$ 2,419	$ 2,064

Supplemental disclosure of cash flow information:
Cash paid for interest, including approximately
$1,602, $1,537, and $465 paid to an affiliate	$10,044	$ 9,868	$ 9,262

Supplemental disclosure of non-cash information:
Accrued interest added to mortgage notes payable	$ 843	$ 1,691	$ 2,124
Property improvements and replacements included
in accounts payable and other liabilities	$ 241	$ 643	$ 857

See Accompanying Notes to Combined Financial Statements

VMS NATIONAL PROPERTIES JOINT VENTURE

NOTES TO COMBINED FINANCIAL STATEMENTS

December 31, 2006

Note A - Organization and Summary of Significant Accounting Policies

Organization:

VMS National Properties Joint Venture (the "Venture") was formed as a general partnership pursuant to the Uniform Venture Act of the State of Illinois and a joint venture agreement (the "Venture Agreement") dated September 27, 1984, between VMS National Residential Portfolio I ("Portfolio I") and VMS National Residential Portfolio II ("Portfolio II") (collectively, the "Ventures"). Effective December 12, 1997, the managing general partner of each of the Ventures was transferred from VMS Realty Investment, Ltd. ("VMSRIL") (formerly VMS Realty Partners) to MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Venture Agreement provides that the Venture is to terminate on December 8, 2044, unless terminated prior to such date. The Venture owns and operates 15 residential apartment complexes located in or near major urban areas in the United States.

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

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Venture believes that the carrying amount of its financial instruments approximates their fair value due to the short term maturity of these instruments. The Venture estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Venture for similar term, fully amortizing long term debt. The fair value of the Venture's first mortgages, after discounting the scheduled loan payments to maturity, is approximately $97,149,000. However, the Venture is prohibited from refinancing the first mortgages until January 2007. The Managing General Partner believes that it is not appropriate to use the Venture's incremental borrowing rate for the second mortgages, the Assignment Note and the Long Term Arrangement Fee Note, as there is no market in which the Venture could obtain similar financing. Therefore, the Managing General Partner considers estimation of fair value to be impracticable for this indebtedness.

Cash and Cash Equivalents:

Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. At December 31, 2006 and 2005, cash balances included approximately $1,732,000 and

$2,287,000, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits:

The Venture requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space, and is current on rental payments.

Investment Properties:

Investment properties consists of fifteen apartment complexes and are stated at cost. The Venture capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes, and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction on projects are in progress in accordance with SFAS No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Venture did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2006 and 2005. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Venture records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006, 2005, and 2004.

Escrows:

In connection with the December 1997 refinancing of the Venture's properties, a replacement escrow was required for each property.  Each property was required to deposit an initial lump sum amount in addition to making monthly deposits over the term of the loan, which vary by property. These funds are to be used to cover replacement costs. The balance of the replacement reserves at December 31, 2006 and 2005 is approximately $321,000 and $251,000, respectively, including interest.

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

Advertising Costs:

The Venture expenses the cost of advertising as incurred. Advertising costs of approximately $632,000, $591,000 and $553,000, are included in operating expense for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Recent Accounting Pronouncement:

In May 2005, the Financial Accounting Standards Board (“FSAB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Venture adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Venture’s combined financial condition or results of operations.

In September 2006, the FSAB issued SFAS no. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Venture does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Venture’s combined financial statements.

In February 2007, the FSAB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Venture has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Mortgage Notes Payable

	Principal	Principal		Principal
	Balance At	Balance At		Balance
	December 31,	December 31,	Period	Due At
Property	2006	2005	Amortized	Maturity
	(in thousands)			(in thousands)
North Park Apartments
1st mortgage	$ 5,515	$ 5,642	25 yrs	$ 5,376
2nd mortgage	2,873	2,718	(A)	(A)
Chapelle Le Grande
1st mortgage	2,830	2,896	25 yrs	2,759
2nd mortgage	1,266	1,289	(A)	(A)
Terrace Gardens Townhouses
1st mortgage	3,916	4,006	25 yrs	3,818
2nd mortgage	1,451	1,498	(A)	(A)
Forest Ridge Apartments
1st mortgage	5,204	5,324	25 yrs	5,073
2nd mortgage	208	490	(A)	(A)
Scotchollow
1st mortgage	25,699	26,291	25 yrs	25,054
2nd mortgage	8,591	9,397	(A)	(A)
Pathfinder Village
1st mortgage	11,874	12,147	25 yrs	11,576
2nd mortgage	2,813	3,037	(A)	(A)
Buena Vista Apartments
1st mortgage	4,361	4,470	25 yrs	4,260
2nd mortgage (C)	--	--	(A)	(A)
Mountain View Apartments
1st mortgage	6,313	6,458	25 yrs	6,154
2nd mortgage (D)	--	--	(A)	(A)
Crosswood Park
1st mortgage	4,911	5,024	25 yrs	4,788
2nd mortgage (B)	--	232	(A)	(A)
Casa de Monterey
1st mortgage	3,611	3,695	25 yrs	3,479
2nd mortgage (B)	--	115	(A)	(A)
The Bluffs
1st mortgage	3,284	3,360	25 yrs	3,202
2nd mortgage	1,408	1,442	(A)	(A)
Watergate Apartments
1st mortgage	2,557	2,611	25 yrs	2,492
2nd mortgage	779	885	(A)	(A)
Shadowood Apartments
1st mortgage	1,986	2,032	25 yrs	1,936
2nd mortgage (B)	--	41	(A)	(A)
Vista Village Apartments
1st mortgage	2,930	2,997	25 yrs	2,856
2nd mortgage	1,405	1,337	(A)	(A)
Towers of Westchester Park
1st mortgage	10,668	10,934	25 yrs	10,420

2nd mortgage (B)	--	193	(A)	(A)
Totals	$116,453	$120,561		$93,243

(A)

Payments are based on excess monthly cash flow with any unpaid balance due at maturity. Excess monthly cash flow is defined as revenue generated from the operation of a property less: (1) operating expenses of the property; (2) the debt service payment for the senior loan; (3) the tax and insurance reserve deposit; and (4) the replacement reserve deposit.

(B)

Second mortgage loan was satisfied in 2006.

(C)

Second mortgage loan was satisfied in 2005.

(D)

Second mortgage loan was satisfied in 2004.

Interest rates are 8.50% and 10.84% for the fixed rate first and second mortgages, respectively. All notes mature January 1, 2008.

The senior debt prohibits repayment prior to January 1, 2007. All of the loans are cross-collateralized, but they are not cross-defaulted; therefore, a default by one property under the terms of its debt agreement does not in and of itself create a default under all of the senior and junior debt agreements. However, if the proceeds upon the sale or refinancing of any property are insufficient to fully repay the outstanding senior or junior debt related to that property, any deficiency is to be satisfied from the sale or refinancing of the remaining properties.

Scheduled principal payments on mortgage notes payable subsequent to December 31, 2006 are as follows (in thousands):

2007	$ 2,403
2008	114,050
$116,453

As principal payments for the junior loans are based upon monthly cash flow, all principal is assumed to be repaid at maturity.

Subsequent to December 31, 2006, the Venture obtained new mortgage debt on all fifteen of its investment properties. The proceeds received were sufficient to repay the above mortgages. See Note L – Subsequent Event for further information.

Note C - Notes Payable

Assignment Note:

The Venture executed a purchase money subordinated note (the "Assignment Note") payable to the VMS/Stout Venture, an affiliate of the former general partner, in exchange for the assignment by the VMS/Stout Venture of its interest in the contract of sale to the Venture. As a result of the 1993 bankruptcy proceedings, the Assignment Note became part of the bankruptcy claims and is payable pursuant to the bankruptcy plan after repayment of the senior and junior loans. As more fully discussed in Note D below, a significant interest in the Class 3-C bankruptcy claims was later purchased by an affiliate of the Managing General Partner.

In November 1993, VMS Realty Partners assigned its 50% interest in the VMS/Stout Venture to the Partners Liquidating Trust which was established for the benefit of the former creditors of VMS Realty Partners and its affiliates.

At December 31, 2006 and 2005 the $38,810,000 Assignment Note is non-interest bearing and is payable only after payment of debt of higher priority, including the senior and junior mortgage notes payable.  Pursuant to AICPA Statement of Position (“SOP”) SOP 90-7, the Assignment Note, the Long-Term Loan Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. Interest expense was being recognized through the amortization of the discount which became fully amortized in January 2000.

Long-Term Loan Arrangement Fee Note:

The Venture executed an unsecured, nonrecourse promissory note (the "Long-Term Loan Arrangement Fee Note") payable to the VMS/Stout Venture as consideration for arranging long-term financing.

The note in the amount of $3,250,000 does not bear interest.  As a result of the 1993 bankruptcy proceedings, the Long-Term Loan Arrangement Fee Note became part of the Class 3-C bankruptcy claims and is payable pursuant to the bankruptcy plan after repayment of the senior and junior loans. As more fully discussed in Note D below, a significant interest in the Class 3-C bankruptcy claims was later purchased by an affiliate of the Managing General Partner.

Subsequent to December 31, 2006, the Venture made payment in full of both the Assignment Note and the Long-Term Arrangement Fee Note. See Note L – Subsequent Event for further information.

Note D - Participating Mortgage Note

AIMCO Properties, L.P., which is a controlled affiliate of AIMCO and an affiliate of the Managing General Partner, purchased (i) the junior debt on November 19, 1999; (ii) bankruptcy claims relating to the residual value of the properties on November 16, 1999, and (iii) a significant interest in the Class 3-C bankruptcy claim effective September 2000. These transactions occurred between AIMCO Properties, L.P. and a third party and thus had no effect on the combined financial statements of the Venture. Residual value is defined as the amount remaining from a sale of the Venture’s investment properties or refinancing of the mortgages encumbering such investment properties after payment of selling or refinancing costs and repayment of the senior and junior debt, plus accrued interest on each. The agreement states that the Venture will retain an amount equal to $13,500,000 plus accrued interest at 10% compounded monthly (the "Partnership Advance Account") from the proceeds. Interest began accruing on the Partnership Advance Account in 1993 when the bankruptcy plan was finalized. Any surplus in the Partnership Advance Account after repayment of the $42,000,000 3-C claim is paid 25% to AIMCO Properties, L.P., as the holder of the residual value bankruptcy claim and 75% to the Venture. Any proceeds remaining after the Partnership Advance Account is fully funded are split equally (the "50/50 Split") between the Venture and AIMCO Properties, L.P. as the holder of the residual value bankruptcy claim. The Venture must repay the 3-C claims, which collectively total approximately $42,000,000, from the Partnership Advance Account.

The Venture has recorded the estimated fair value of the participation feature as a mortgage participation liability of approximately $65,160,000 and $32,531,000 for the years ended December 31, 2006 and 2005, respectively. The Managing General Partner reevaluated the fair value of the participation feature during the year ended December 31, 2006, the three months ended June 30, 2005 and the year ended December 31, 2004 and concluded that the fair value of the participation feature should be increased by approximately $32,629,000, increased by approximately $522,000 and reduced by approximately $4,509,000, respectively. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties.  These fair values were determined either by third-party appraisal third-party offers, brokers opinion value issued in connection with marketing the properties or by using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors.  The increase in the fair value of the participation feature for the year ended December 31, 2006 is attributable to an increase in the fair value of the collateral properties. The increase in the fair value of the participation feature for the three months ended June 30, 2005 is attributable to a modification of the calculation of the residual value with respect to whether the various liabilities are to be paid before or after the 50/50 split partially offset by a further increase in the estimated value of the junior loans and advances from the Managing General Partner that will be due at maturity. The reduction in the fair value of the participation feature as of December 31, 2004 is attributable to an increase in the estimated value of the junior loans and advances from the Managing General Partner that will be due at maturity partially offset by an increase in the estimated fair value of the collateral properties.  During the years ended December 31, 2006, 2005 and 2004, the Venture amortized approximately $22,482,000, $6,240,000 and $5,533,000, respectively, of the mortgage participation debt discount which is included in interest expense.  The related mortgage participation debt discount at December 31, 2006 and 2005 was approximately $17,173,000 and $7,026,000, respectively. Subsequent to December 31, 2006, the Venture paid approximately $19,444,000 of the mortgage participation liability. See Note L – Subsequent Event for further information.

Note E – Casualty Gains

During the twelve months ended December 31, 2006, an additional casualty gain of approximately $4,000 was recorded at Chapelle Le Grande Apartments. The casualty gain related to a plumbing pipe break, occurring on June 27, 2005, which caused damage to two units at the property. The gain was the result of the receipt of additional insurance proceeds of approximately $4,000 offset by less than $1,000 of undepreciated property improvements and replacements being written off. During the year ended December 31, 2005 the Venture recognized a gain of approximately $60,000 from this same casualty. The 2005 gain was the result of the receipt of insurance proceeds of approximately $66,000 offset by approximately $6,000 of undepreciated property improvements and replacements being written off.

During the twelve months ended December 31, 2006, an additional casualty gain of approximately $524,000 was recorded at Watergate Apartments. The casualty gain related to a fire occurring on May 27, 2005, which caused damage to eight units at the property. The gain was the result of the receipt of additional insurance proceeds of approximately $579,000 offset by approximately $55,000 of additional undepreciated property improvements and replacements being written off. During the year ended December 31, 2005, a casualty gain of approximately $229,000 was recorded at Watergate Apartments from this same casualty. The 2005 gain was the result of the receipt of insurance proceeds of approximately $250,000 offset by approximately $21,000 of undepreciated property improvements and replacements being written off.

During the twelve months ended December 31, 2006, an additional casualty gain of approximately $10,000 was recorded at Casa de Monterey Apartments. The casualty gain related to a fire occurring in February 2005 caused by a contractor working at the property that severely damaged six units of an eight unit apartment building. The gain was the result of the receipt of additional insurance proceeds of approximately $10,000. During the year ended December 31, 2005, a casualty gain of approximately $278,000 was recorded at Casa de Monterey Apartments from this same casualty. The 2005 gain was the result of the receipt of insurance proceeds of approximately $308,000 offset by approximately $30,000 of undepreciated property improvements and replacements being written off.

During the twelve months ended December 31, 2005, a net casualty loss of approximately $3,000 was recorded at Scotchollow Apartments. The casualty loss related to an earthquake occurring on November 29, 2005, which caused damage to two units at the property. The loss was the result of approximately $3,000 of undepreciated property improvements and replacements being written off.

During the twelve months ended December 31, 2004, a net casualty gain of approximately $45,000 was recorded at Terrace Gardens Townhouses. The casualty gain related to a winter ice storm, occurring in February 2004, which caused damage to 32 units at the property. The gain was the result of the receipt of insurance proceeds of approximately $74,000 offset by approximately $8,000 of undepreciated property improvements and replacements being written off and approximately $21,000 of emergency repairs made at the property.

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

Asset management fees of approximately $355,000, $351,000 and $323,000 were charged by affiliates of the Managing General Partner for the years ended December 31, 2006, 2005 and 2004, respectively. These fees are included in general and administrative expense.  At December 31, 2006 and 2005, approximately $184,000 and $295,000, respectively, of such fees were owed and are included in due to affiliates. The balance owed at December 31, 2006 was paid in full subsequent to December 31, 2006.

Affiliates of the Managing General Partner receive a percentage of the gross receipts from all of the Venture's properties as compensation for providing property management services. The Venture paid to such affiliates approximately $1,381,000, $1,278,000 and $1,201,000 for the years ended December 31, 2006, 2005 and 2004, respectively, which are included in property management fee expense. At December 31, 2006 and 2005, approximately $7,000 and $11,000, respectively, of such fees were owed and are included in due to affiliates.

Affiliates of the Managing General Partner charged the Venture reimbursement of accountable administrative expenses amounting to approximately $100,000 for each of the years ended December 31, 2006, 2005 and 2004. These expenses are included in general and administrative expense.

During the years ended December 31, 2006, 2005 and 2004, the Venture was charged for reimbursement of construction management services provided by an affiliate of the Managing General Partner of approximately $316,000, $174,000 and $168,000, respectively. These reimbursements are included in investment properties. During the third quarter of 2005, it was determined by the Managing General Partner that approximately $398,000 of such reimbursements previously charged in 2005 and approximately $133,000 of such reimbursements previously charged in 2004 should not have been charged under the terms of the Venture’s agreements of limited partnership and the total was refunded to the Venture during the first quarter of 2006.  At December 31, 2005, the amount to be refunded of approximately $292,000 was included in receivables and deposits. No amounts were owed or were to be refunded at December 31, 2006.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $123,000 for each of the years ended December 31, 2006, 2005, and 2004. These expenses are included in operating expense.

At December 31, 2006 and December 31, 2005, the Venture owed loans of approximately $14,162,000 and $9,639,000, respectively, to an affiliate of the Managing General Partner plus accrued interest thereon of approximately $2,283,000 and $939,000, respectively, which are included in due to affiliates on the combined balance sheets. These loans were made in accordance with the Joint Venture Agreement and accrue interest at the prime rate plus 3% (11.25% at December 31, 2006). The Venture recognized interest expense of approximately $1,350,000, $848,000 and $407,000 during the years ended December 31, 2006, 2005 and 2004, respectively.  During the year ended December 31, 2006, an affiliate of the Managing General Partner loaned all fifteen properties approximately $3,520,000 to cover good faith deposits associated with the refinancing of the Venture’s investment properties which occurred in January 2007. In addition, five of the properties were loaned approximately $1,548,000 to cover outstanding capital improvement payables and two properties approximately $311,000 to cover operating expenses during the year ended December 31, 2006. During the year ended December 31, 2005, an affiliate of the Managing General Partner loaned fifteen of the properties approximately $5,601,000 to cover outstanding capital improvement payables and three properties approximately $560,000 to cover operating expenses. During the years ended December 31, 2006 and 2005, the Venture paid approximately $856,000 and $2,841,000, respectively, of principal and approximately $6,000 and $895,000, respectively, of accrued interest on loans owed to an affiliate of the Managing General Partner. No amounts were paid during the year ended December 31, 2004. Subsequent to December 31, 2006, the Venture paid in full the principal and accrued interest owed on the loans to an affiliate of the Managing General Partner. See Note L – Subsequent Event for further information.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At December 31, 2006 and 2005, the outstanding balance of $79,000 is included in other liabilities.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the limited partners receiving distributions equal to, at a minimum, their aggregate capital contributions.  The Managing General Partner does not anticipate that any of the various fees will be owed upon disposition of the properties, as the specified distributions to the limited partners will not be fully met. There were no property dispositions for which proceeds were received during the years ended December 31, 2006, 2005 or 2004.

The junior debt of approximately $20,794,000 and $22,674,000 at December 31, 2006 and 2005, respectively, is held by an affiliate of the Managing General Partner. The monthly principal and interest payments are based on monthly excess cash flow for each property, as defined in the mortgage agreement. During the years ended December 31, 2006, 2005 and 2004, the Venture recognized interest expense of approximately $2,413,000, $2,454,000, and $2,444,000, respectively. Subsequent to December 31, 2006, the Venture paid in full the principal and accrued interest owed on the loans to an affiliate of the Managing General Partner. See Note L – Subsequent Event for further information.

The Venture insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Venture insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the years ended December 31, 2006, 2005 and 2004, the Venture was charged by AIMCO and its affiliates approximately $800,000, $457,000 and $423,000, respectively, for insurance coverage and fees associated with policy claims administration.

As a result of tender offers, AIMCO and its affiliates currently own 119 units of limited partnership interest in Portfolio I representing 18.48% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 20.48% at December 31, 2006. AIMCO and its affiliates currently own 67.42 units of limited partnership interest in Portfolio II representing 25.25% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 27.25% at December 31, 2006. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 22.47% of the Venture at December 31, 2006. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Venture in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Venture Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Venture Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Venture, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note G - Subscription Notes And Accrued Interest Receivable

Portfolio I and Portfolio II executed promissory notes requiring cash contributions from the partners aggregating $136,800,000 to the capital of Portfolios I and II for 644 and 267 units, respectively.  Of this amount, approximately $135,060,000 was contributed in cash through December 31, 2006, and $910,000 was deemed uncollectible and written-off prior to December 31, 2006. The following table represents the remaining Limited Partners' subscription notes principal balances and the related accrued interest receivable at December 31, 2006 (in thousands):

	Portfolio I	Portfolio II

Subscription notes receivable	$502	$328
Accrued interest receivable	63	67
Allowance for uncollectible interest
receivable	(63)	(67)
Total subscription notes and accrued
interest receivable	$502	$328

All amounts outstanding at December 31, 2006, are considered past due and bear interest at the default rate of 18%. No interest will be recognized until collection is assured. The balances have been appropriately included as an increase in Partners’ Deficit.

Note H - Investment Properties and Accumulated Depreciation

	Initial Cost
	(in thousands)
			Buildings and	Costs Capitalized	Provision to
			Related Personal	Subsequent to	Reduce to
Description	Encumbrances	Land	Property	Acquisition	Fair Value
	(in thousands)			(in thousands)

North Park Apartments	$ 8,388	$ 557	$ 8,349	$ 3,479	$ --
Chapelle Le Grande	4,096	166	3,873	1,458	--
Terrace Gardens Townhouses	5,367	433	4,517	2,547	--
Forest Ridge Apartments	5,412	701	6,930	3,012	--
Scotchollow	34,290	3,510	19,344	10,572	--
Pathfinder Village	14,687	3,040	11,698	7,035	(1,250)
Buena Vista Apartments	4,361	893	4,538	1,376	--
Mountain View Apartments	6,313	1,289	8,490	2,957	--
Crosswood Park	4,911	611	8,597	5,156	(2,000)
Casa de Monterey	3,611	869	6,136	2,781	--
The Bluffs	4,692	193	3,667	1,200	--
Watergate Apartments	3,336	263	5,625	2,938	--
Shadowood Apartments	1,986	209	3,393	1,457	--
Vista Village Apartments	4,335	568	5,209	2,401	--
Towers Of Westchester Park	10,668	529	13,491	6,660	--
TOTAL	$116,453	$13,831	$113,857	$55,029	$(3,250)

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)
		Buildings		Accum-
		And Related		ulated	Year of	Date of
		Personal		Deprec-	Construc-	Acquis-	Depreciable
Description	Land	Property	Total	iation	tion	ition	Life

North Park Apartments	$ 557	$ 11,828	$ 12,385	$ 9,668	1968	11/14/84	5-30 yrs
Chapelle Le Grande	166	5,331	5,497	4,405	1972	12/05/84	5-30 yrs
Terrace Gardens Townhouses	433	7,064	7,497	5,707	1973	10/26/84	5-30 yrs
Forest Ridge Apartments	701	9,942	10,643	8,427	1974	10/26/84	5-30 yrs
Scotchollow	3,510	29,916	33,426	24,827	1973	10/26/84	5-30 yrs
Pathfinder Village	2,753	17,770	20,523	14,392	1971	10/26/84	5-30 yrs
Buena Vista Apartments	893	5,914	6,807	5,018	1972	10/26/84	5-30 yrs
Mountain View Apartments	1,289	11,447	12,736	8,615	1978	10/26/84	5-30 yrs
Crosswood Park	471	11,893	12,364	8,413	1977	12/05/84	5-30 yrs
Casa de Monterey	869	8,917	9,786	7,290	1970	10/26/84	5-30 yrs
The Bluffs	193	4,867	5,060	4,259	1968	10/26/84	5-30 yrs
Watergate Apartments	263	8,563	8,826	6,395	1972	10/26/84	5-30 yrs
Shadowood Apartments	209	4,850	5,059	4,086	1974	11/14/84	5-30 yrs
Vista Village Apartments	568	7,610	8,178	6,411	1971	10/26/84	5-30 yrs
Towers Of Westchester Park	529	20,151	20,680	16,471	1971	10/26/84	5-30 yrs

TOTAL	$13,404	$166,063	$179,467	$134,384

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2006 and 2005 is approximately $196,022,000 and $192,554,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2006 and 2005, is approximately $161,444,000 and $158,183,000, respectively.

Reconciliation of Investment Properties and Accumulated Depreciation (in thousands):

	2006	2005	2004
Investment Properties
Balance at beginning of year	$175,838	$168,863	$165,448
Property improvements and
replacements	3,951	7,344	3,450
Dispositions of property	(322)	(369)	(35)
Balance at end of year	$179,467	$175,838	$168,863

Accumulated Depreciation
Balance at beginning of year	$126,814	$119,509	$112,389

Additions charged to expense	7,837	7,614	7,147
Dispositions of property	(267)	(309)	(27)
Balance at end of year	$134,384	$126,814	$119,509

Note I - Income Taxes

The following is a reconciliation of reported net loss per the financial statements to the Federal taxable income to partners (in thousands except per unit amounts):

	2006	2005	2004

Net loss as reported	$ (24,553)	$ (9,455)	$ (9,202)
Depreciation differences	4,576	3,678	4,368
Unearned income	(109)	(39)	(62)
Casualty loss	(538)	(564)	(45)
Residual proceeds expense	22,482	6,240	5,533
Other	1,358	(114)	33
Federal taxable income (loss)	$ 3,216	$ (254)	$ 625

Portfolio I Allocation	$ 2,273	$ (180)	$ 441
Portfolio II Allocation	943	(74)	184

Net income per limited
partnership interest:
Portfolio I Allocation	$ 4,382	$ 5,305	$ 2,772
Portfolio II Allocation	4,403	5,352	2,797

The following is a reconciliation between the Venture's reported amounts and Federal tax basis of net liabilities at December 31, 2006 and 2005 (in thousands):

	2006	2005

Net liabilities as reported	$(215,871)	$(191,318)
Land and buildings	16,555	16,716
Accumulated depreciation	(27,060)	(31,369)
Syndication costs	17,650	17,650
Deferred gain	42,225	42,225
Other deferred costs	9,601	9,601
Other	(51,393)	(52,531)
Notes payable	4,882	4,882
Subscription notes receivable	1,837	1,837
Mortgage payable	(47,727)	(47,727)
Residual proceeds liability	47,987	25,505
Accrued interest	9,571	9,571
Net liabilities - Federal tax basis	$(191,743)	$(194,958)

Note J – Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Venture’s combined condition or results of operations.

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

Note K - Selected Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the Venture (in thousands, except per interest data):

	1st	2nd	3rd	4th
2006	Quarter	Quarter	Quarter	Quarter	Total
Total revenues	$ 8,580	$ 8,956	$ 9,160	$ 9,124	$ 35,820

Total expenses	11,001	14,932	16,539	17,901	60,373

Net loss	$(2,421)	$(5,976)	$(7,379)	$(8,777)	$(24,553)

Net loss per limited partnership
interest:
Portfolio I (644 interests issued
and outstanding)	$(2,604)	$(6,429)	$(7,937)	$(9,443)	$(26,413)
Portfolio II (267 interests issued
and outstanding)	$(2,607)	$(6,427)	$(7,936)	$(9,442)	$(26,412)

	1st	2nd	3rd	4th
2005	Quarter	Quarter	Quarter	Quarter	Total
Total revenues	$ 7,822	$ 7,977	$ 8,621	$ 8,633	$33,053

Total expenses	10,409	10,392	10,785	10,922	42,508

Net loss	$(2,587)	$(2,415)	$(2,164)	$(2,289)	$ (9,455)

Net loss per limited partnership
interest:
Portfolio I (644 interests issued
and outstanding)	$(2,783)	$(2,597)	$(2,330)	$(2,461)	$(10,171)
Portfolio II (267 interests issued
and outstanding)	$(2,783)	$(2,599)	$(2,326)	$(2,464)	$(10,172)

Note L – Subsequent Events

On January 19, 2007, the Venture obtained new mortgage debt on all fifteen of its investment properties.  The tables below contain information reflecting the new principal amount and monthly payment of each new loan, as well as the amounts repaid in satisfaction of the prior loans related to such properties.

Under the terms of the new loan agreements, each of the eight investment properties in Table 1 below has the same loan terms, which are described below.  These eight investment properties consist of North Park Apartments, Chapelle Le Grande, Terrace Gardens Townhouses, Forest Ridge Apartments, The Bluffs, Watergate Apartments, Shadow Wood Apartments and Vista Village Apartments (the “Group 1 Properties”).

TABLE 1

	New Principal	New Monthly	First Mortgage	Second Mortgage
Property	Amount	Payment	Paid Off	Paid off

North Park Apartments	$ 6,512,869	$ 40,186	$ 5,504,265	$ 2,873,135
Chapelle Le Grande	3,204,772	19,774	2,824,878	1,255,454
Terrace Gardens
Townhouses	4,536,348	27,990	3,908,821	1,421,568
Forest Ridge
Apartments	8,667,809	53,482	5,194,197	137,547
The Bluffs	4,530,257	27,953	3,278,175	1,390,970
Watergate Apartments	4,402,999	27,167	2,551,397	767,346
Shadow Wood Apartments	3,900,682	24,068	1,982,225	---
Vista Village
Apartments	2,490,138	15,365	2,924,259	1,394,072

The Group 1 Properties were refinanced under a credit facility (the “Credit Facility”) with Fannie Mae, which has a maturity of September 30, 2007, with one five-year extension option.  The Credit Facility also includes properties in other partnerships that are affiliated with the managing general partner of the Venture.  The Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans.  Each loan made under the Credit Facility is also prepayable at any time without penalty. The new loans made for the Group 1 Properties have a variable interest rate equal to the Fannie Mae discounted mortgage-backed security index plus 1.05 basis points, which is currently 6.27% per annum and resets monthly. The interest rate on the prior first mortgage loans was 8.50% and the rate on the prior second mortgage loans was 10.84%.  The prior first and second mortgage loans were not repayable until January 1, 2007.  The terms of the new loans require monthly principal payments based on a 30-year amortization schedule using the interest rate in effect during the first month of the new loan.  Under the terms of the loan agreements, repayment of amounts due under the loans may be accelerated at the option of Fannie Mae if an event of default, as defined in the loan agreements, occurs.  Events of default include, among other events of default set forth in the loan agreements, non-payment of monthly principal, interest and non-payment of amounts outstanding on or before the maturity date. As a condition to making the new loans, Fannie Mae required AIMCO Properties, L.P., an affiliate of the managing general partner of the Venture, to make guarantees with respect to certain non-recourse carve-out obligations and liabilities of the Venture.

As described below, the remaining seven investment properties of the Venture set forth in Table 2 below also have identical terms with respect to the new loans (but not with respect to the new loans made to the Group 1 Properties).  These seven investment properties consist of Scotchollow, Pathfinder Village, Buena Vista Apartments, Mountain View Apartments, Crosswood Park, Casa de Monterey and Towers of Westchester Park (the “Group 2 Properties”).

TABLE 2

	New Principal	New Monthly	First Mortgage	Second Mortgage
Property	Amount	Payment	Paid Off	Paid Off

Scotchollow	$49,000,000	$ 251,533	$25,650,866	$ 8,421,260
Pathfinder Village	23,800,000	122,173	11,851,958	2,726,615
Buena Vista
Apartments	13,300,000	68,273	4,361,097	---
Mountain View
Apartments	23,300,000	119,607	6,301,024	---
Crosswood Park	13,000,000	66,733	4,901,754	---
Casa de Monterey	13,800,000	70,840	3,610,946	---
Towers of
Westchester Park	31,800,000	163,240	10,668,090	---

The terms of the new loans made for the Group 2 Properties require monthly payments of interest only at an annual rate of 6.16% beginning on March 1, 2007 until February 1, 2010 (the “Call Date”), at which time Principal Life Insurance Company (“Principal”), the lender, has the option to call the loans for the outstanding principal amount of the loan. Principal must notify the Venture or its assignee of such election on or before November 1, 2009.  On the Call Date, Principal has the option to declare the loans to be due and payable or to adjust the annual interest rate of the loans based on the number of basis points and the two year United States Treasury Issue that Principal elects to apply.  If Principal elects to adjust the interest rate, then on February 1, 2010, new monthly interest only payments will commence on March 1, 2010 until the loans mature on February 1, 2012.  The Registrant or its assignee may prepay the loans upon giving 30 days notice to Principal.  A prepayment premium of one-half of one percent of the principal amount to be prepaid is due if the prepayment occurs prior to March 1, 2008, or after February 1, 2010 and prior to March 1, 2011. No prepayment premium is due if the prepayment occurs from March 1, 2008 through February 1, 2010, or on or after March 1, 2011.  In accordance with the terms of the loan agreements relating to the Group 2 Properties, repayment of amounts due under the loans may be accelerated at the option of Principal if an event of default, as defined in the loan agreements, occurs.  Events of default include, among other events of default set forth in the loan agreements, non-payment of monthly principal, interest and non-payment of amounts outstanding on or before the maturity date.  As a condition to making the new loans, Principal required AIMCO Properties, L.P., an affiliate of the managing general partner of the Venture, to make guarantees with respect to certain non-recourse carve-out obligations and liabilities of the Venture.  The interest rate on the prior first mortgage loans was 8.50% and the interest rate on the prior second mortgage loans was 10.84%.  The prior first and second mortgage loans were not repayable until January 1, 2007.

After repayment of principal and interest outstanding under the existing first and second mortgage loans, as well as closing costs of approximately $2,454,000 associated with obtaining the new loans, proceeds from the new mortgage loans relating to both the Group 1 Properties and the Group 2 Properties were used to repay approximately $61,582,000 in bankruptcy claims, of which approximately

$56,698,000 was paid to an affiliate of the Registrant’s managing general partner, and approximately $16,983,000 in loans made by an affiliate of the managing general partner.  The $16,983,000 in affiliate loans includes approximately $3,621,000 in temporary loans associated with obtaining the new loans.  At December 31, 2006 approximately $615,000 of the $2,454,000 of loan costs was capitalized and included in other assets on the combined balance sheet. As a result of fully satisfying the first mortgage liability during January 2007, the Venture recognized a $42,225,000 deferred gain on extinguishment of debt. This gain is comprised of the difference between the first mortgage note face amount of $152,225,000 and the agreed valuation amount of $110,000,000 as determined in 1997. If the Venture had defaulted on the first mortgage note or was unable to pay the outstanding liability of the first mortgages at maturity, then the full note face amount would have been due.

The Venture has entered into sales contracts with third parties relating to the sale of the following six investment properties projected to close during the first quarter of 2007: Watergate Apartments, Shadowood Apartments, The Bluffs, Terrace Gardens Townhouses, Vista Village Apartments and Chapelle Le Grande. In addition, the Venture has entered into a sale contract with an affiliate of the Managing General Partner relating to the sale of the following seven investment properties projected to close during the first half of 2007: Casa de Monterey, Buena Vista Apartments, Crosswood Park, Mountain View Apartments, Pathfinder Village, Scotchollow and Towers of Westchester Park. The Venture is currently in negotiations with potential third party buyers relating to the sale of the remaining two investment properties: Forest Ridge Apartments and North Park Apartments. The Venture will not complete the proposed sales if limited partners owning more than 50% of the aggregate units of the Venture object following receipt of notice of their right to object. The Venture determined that certain criteria of SFAS No. 144 were not met at December 31, 2006 and therefore continues to report the assets and liability of all fifteen investment properties as held for investment and the operations of all fifteen investment properties as continuing operations.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Venture’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Venture’s internal control over financial reporting.

Item 9b.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The Ventures have no directors or officers. The Managing General Partner manages substantially all of the affairs and has general responsibility in all matters affecting the business of the Venture. Effective December 12, 1997, the managing general partner of each of the Ventures was transferred from VMS Realty Investment, Ltd. (formerly VMS Realty Partners) to MAERIL, Inc. (the “Managing General Partner”), a wholly-owned subsidiary of Apartment Investment and Management Company (“AIMCO”).

The names of the directors and executive officers of the Managing General Partner, their ages and the nature of all positions with the Managing General Partner presently held by them are set forth below. There are no family relationships between or among any directors or officers.

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Jeffrey Adler	44	Executive Vice President - Conventional
		Property Operations
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Lance J. Graber	45	Executive Vice President
James G. Purvis	54	Executive Vice President – Human Resources
David Robertson	41	President
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	38	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

Martha L. Long has been a Director and Senior Vice President of the Managing General Partner since May 2004.  Ms. Long has been with AIMCO since October 1998 and has served in various capacities.  From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner.  During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of AIMCO and the Managing General Partner in October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Jeffrey Adler has been an Executive Vice President of the Managing General Partner and AIMCO since February 2004.  Previously, Mr. Adler served as Senior Vice President of Risk Management of the Managing General Partner and AIMCO from January

2002 until November 2002, when he added the responsibility of Senior Vice President, Marketing.  From 2000 to 2002, Mr. Adler was Vice President, Property/Casualty for Channelpoint, a software company.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Lance J. Graber was appointed Executive Vice President of the Managing General Partner and AIMCO in October 1999 and focuses on transactions related to Aimco Capital’s portfolio of affordable properties in the eastern portion of the country.  Prior to this time, Mr. Graber was a Director at Credit Suisse First Boston from 1994 to May 1999.

James G. Purvis was appointed Executive Vice President – Human Resources of the Managing General Partner and AIMCO in February 2003.  From October 2000 to February 2003, Mr. Purvis served as the Vice President of Human Resources at SomaLogic, Inc. a privately held biotechnology company in Boulder, Colorado.  From July 1997 to October 2000, Mr. Purvis was the principal consultant for O(3)C Global Organization Solutions, a global human resources strategy and technology consulting company based in Colorado and London.

David Robertson has been President of the Managing General Partner since May 2004.  Mr. Robertson has been Executive Vice President of AIMCO since February 2002 and President and Chief Executive Officer of AIMCO Capital since October 2002.  From 1991 to 1996, Mr. Robertson was a member of the investment-banking group at Smith Barney.  Since February 1996, Mr. Robertson has been Chairman of Robeks Corporation, a privately held chain of specialty food stores.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner and AIMCO in August 2001.  Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner and AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the Managing General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Managing General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the Managing General Partner.

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

Item 11.

Executive Compensation

No compensation or remuneration was paid by the Venture to any officer or director of the Managing General Partner. However, reimbursements and other payments have been made to the Venture's current and former managing general partners and their affiliates, as described in "Item 13. Certain Relationships and Related Transactions, and Director Independence”.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)

Security ownership of certain beneficial owners.

Except as noted below, no persons or entity owns of record or is known by the Venture to own beneficially more than 5% of the outstanding Interests of either of the Ventures as of December 31, 2006.

Entity	Number of Units	Percentage

National Residential Portfolio I
AIMCO Properties, L.P.	119.00	18.48%
(an affiliate of AIMCO)

National Residential Portfolio II
AIMCO Properties, L.P.	67.42	25.25%
(an affiliate of AIMCO)

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b)

Security ownership of management.

No officers or directors of MAERIL, the general partner of the Ventures, own any Limited Venture Interests in the Ventures.

No general partners, officers or directors of the general partners of the Venture possess the right to acquire a beneficial ownership of Interests in either of the Ventures.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

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

Asset management fees of approximately $355,000, $351,000 and $323,000 were charged by affiliates of the Managing General Partner for the years ended December 31, 2006, 2005 and 2004, respectively. These fees are included in general and administrative expense.  At December 31, 2006 and 2005, approximately $184,000 and $295,000, respectively, of such fees were owed and are included in due to affiliates. The balance owed at December 31, 2006 was paid in full subsequent to December 31, 2006. See Item 8. Financial Statements and Supplementary Date – Note L – Subsequent Event for further information.

Affiliates of the Managing General Partner receive a percentage of the gross receipts from all of the Venture's properties as compensation for providing property management services. The Venture paid to such affiliates approximately $1,381,000, $1,278,000 and $1,201,000 for the years ended December 31, 2006, 2005 and 2004, respectively, which are included in property management fee expense. At December 31, 2006 and 2005, approximately $7,000 and $11,000, respectively, of such fees were owed and are included in due to affiliates.

Affiliates of the Managing General Partner charged the Venture reimbursement of accountable administrative expenses amounting to approximately $100,000 for each of the years ended December 31, 2006, 2005 and 2004. These expenses are included in general and administrative expense.

During the years ended December 31, 2006, 2005 and 2004, the Venture was charged for reimbursement of construction management services provided by an affiliate of the Managing General Partner of approximately $316,000, $174,000 and $168,000, respectively. These reimbursements are included in investment properties. During the third quarter of 2005, it was determined by the Managing General Partner that approximately $398,000 of such reimbursements previously charged in 2005 and approximately $133,000 of such reimbursements previously charged in 2004 should not have been charged under the terms of the Venture’s agreement of limited partnership and the total was refunded to the Venture during the first quarter of 2006.  At December 31, 2005, the amount to be refunded of approximately $292,000 was included in receivables and deposits. No amounts were owed or were to be refunded at December 31, 2006.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $123,000 for each of the years ended December 31, 2006, 2005, and 2004. These expenses are included in operating expense.

At December 31, 2006 and December 31, 2005, the Venture owed loans of approximately $14,162,000 and $9,639,000, respectively, to an affiliate of the Managing General Partner plus accrued interest thereon of approximately $2,283,000 and $939,000, respectively, which are included in due to affiliates on the combined balance sheets. These loans were made in accordance with the Joint Venture Agreement and accrue interest at the prime rate plus 3% (11.25% at December 31, 2006). The Venture recognized interest expense of approximately $1,350,000, $848,000 and $407,000 during the years ended December 31, 2006, 2005 and 2004, respectively.  During the year ended December 31, 2006, an affiliate of the Managing General Partner loaned all fifteen properties approximately $3,520,000 to cover good faith deposits associated with the refinancing of the Venture’s investment properties which occurred in January 2007. In addition, five of the properties were loaned approximately $1,548,000 to cover outstanding capital improvement payables and two properties approximately $311,000 to cover operating expenses during the year ended December 31, 2006. During the year ended December 31, 2005, an affiliate of the Managing General Partner loaned fifteen of the properties approximately $5,601,000 to cover outstanding capital improvement payables and three properties approximately $560,000 to cover operating expenses. During the years ended December 31, 2006 and 2005, the Venture paid approximately $856,000 and $2,841,000, respectively, of principal and approximately $6,000 and $895,000, respectively, of accrued interest on loans owed to an affiliate of the Managing General Partner. No amounts were paid during the year ended December 31, 2004. Subsequent to December 31, 2006 the Venture paid in full the principal and accrued interest owed on the loans to an affiliate of the Managing General Partner. See Item 8. Financial Statements and Supplementary Date, Note L – Subsequent Event for further information.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. At December 31, 2006 and 2005, the outstanding balance of $79,000 is included in other liabilities.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees will be paid from the disposition proceeds and are subordinated to the limited partners receiving distributions equal to, at a minimum, their aggregate capital contributions.  The Managing General Partner does not anticipate that any of the various fees will be owed upon disposition of the properties, as the specified distributions to the limited partners will not be fully met. There were no property dispositions for which proceeds were received during the years ended December 31, 2006, 2005 or 2004.

The junior debt of approximately $20,794,000 and $22,674,000 at December 31, 2006 and 2005, respectively, is held by an affiliate of the Managing General Partner. The monthly principal and interest payments are based on monthly excess cash flow for each property, as defined in the mortgage agreement. During the years ended December 31, 2006, 2005 and 2004, the Venture recognized interest expense of approximately $2,413,000, $2,454,000, and $2,444,000, respectively. Subsequent to December 31, 2006 the Venture paid in full the principal and accrued interest owed on the loans to an affiliate of the Managing General Partner. See Note L – Subsequent Event for further information.

The Venture insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Venture insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the years ended December 31, 2006, 2005 and 2004, the Venture was charged by AIMCO and its affiliates approximately $800,000, $457,000 and $423,000, respectively, for insurance coverage and fees associated with policy claims administration.

As a result of tender offers, AIMCO and its affiliates currently own 119 units of limited partnership interest in Portfolio I representing 18.48% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 20.48% at December 31, 2006. AIMCO and its affiliates currently own 67.42 units of limited partnership interest in Portfolio II representing 25.25% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 27.25% at December 31, 2006. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 22.47% of the Venture at December 31, 2006. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Venture in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Venture Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Venture Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Venture, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 14.

Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006, 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $110,000, $100,000, and $105,000 for 2006, 2005, and 2004, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $54,000, $52,000 and $46,000 for 2006, 2005, and 2004, respectively.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

The following combined financial statements of the Venture are included in Item 8:

Combined Balance Sheets at December 31, 2006 and 2005.

Combined Statements of Operations for the years ended December 31, 2006, 2005 and 2004.

Combined Statements of Changes in Partners' Deficit for the years ended December 31, 2006, 2005 and 2004.

Combined Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

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

Date: March 1, 2007

VMS National Residential Portfolio II

By: MAERIL, Inc.
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 1, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Venture and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 1, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 1, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 1, 2007
Stephen B. Waters

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

(c)(6)

Schedule of Amendments to Senior Mortgage Agreements

Substantially Identical to Exhibit (c)(5). Incorporated by reference to the Venture’s Form 8-K dated November 2, 2004 and filed on November 8, 2004.

10.5(1)

Contribution Agreement, dated August 21, 2006 by and between VMS National Properties Joint Venture, AIMCO Properties, L.P. and AIMCO Properties, LLC. Incorporated by reference to the Venture’s Form 8-K dated August 21, 2006 and filed on August 25, 2006.

10.5(1)a

Amendment No. 1 to the Contribution Agreement, dated January 16, 2007, by and between VMS National Properties Joint Venture, Aimco Properties, L.P. and Aimco Properties, LLC. Incorporated by reference to the Venture’s Form 8-K dated January 16, 2007 and filed on January 19, 2007.

10.5

Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and Steven D. Bell & Company, a North Carolina corporation, dated November 22, 2006. Incorporated by reference to the Venture’s Form 8-K dated November 22, 2006 and filed on November 28, 2006. (Watergate)

10.5b

Second Amendment to Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and Steven D. Bell & Company, a North Carolina corporation, dated December 14, 2006. Incorporated by reference to the Venture’s Form 8-K dated December 14, 2006 and filed on December 20, 2006.

10.6

Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and Juniper Investment Group, Ltd., a Texas limited partnership, dated November 28, 2006. Incorporated by reference to the Venture’s Form 8-K dated November 28, 2006 and filed on December 4, 2006. (Shadowood)

10.6a

First Amendment to Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and Juniper Investment Group, Ltd., a Texas limited partnership, dated January 3, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 3, 2007 and filed on January 9, 2007.

10.7

Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and Holland Acquisition Co., LLC, a Washington limited liability company, dated December 4, 2006. Incorporated by reference to the Venture’s Form 8-K dated December 4, 2006 and filed on December 8, 2006. (Bluffs)

10.8

Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and the affiliated Selling Partnerships, and Northview Realty Group, Inc., a Canadian corporation, dated December 4, 2006. Incorporated by reference to the Venture’s Form 8-K dated December 4, 2006 and filed on December 8, 2006. (Terrace Gardens)

10.8a

First Amendment to Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and the affiliated Selling Partnerships, and Northview Realty Group, Inc., a Canadian corporation, dated January 18, 2007.

Incorporated by reference to the Venture’s Form 8-K dated January 18, 2007 and filed on January 24, 2007.

10.9

Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and Cash Investments of El Paso, LLC, a Texas limited liability company dated December 11, 2006. Incorporated by reference to the Venture’s Form 8-K dated December 11, 2006 and filed on December 15, 2006. (Vista Village).

10.9a

First Amendment to Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and Cash Investments of El Paso, LLC, a Texas limited liability company dated January 12, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 12, 2007 and filed on January 19, 2007.

10.10

Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and Financial Equity Associates, Ltd., an Illinois corporation, dated December 12, 2006. Incorporated by reference to the Venture’s Form 8-K dated December 12, 2006 and filed on December 18, 2006. (Chapelle)

10.10a

First Amendment to Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and Financial Equity Associates, Ltd., an Illinois corporation, dated December 27, 2006. Incorporated by reference to the Venture’s Form 8-K dated December 27, 2006 and filed on January 3, 2007.

10.10b

Second Amendment to Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and Financial Equity Associates, Ltd., an Illinois corporation, dated December 29, 2006. Incorporated by reference to the Venture’s Form 8-K dated December 27, 2006 and filed on January 3, 2007.

10.11

Secured Promissory Note – Loan 755505 Mountain View Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.12

Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing – Loan 755505 Mountain View Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.13

Guaranty – Loan 755505 Mountain View Apartments between AIMCO Properties, L.P., a Delaware limited partnership, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.14

Property Reserves Agreement – Loan 755505 Mountain View Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.15

Secured Promissory Note – Loan 755504 Casa de Monterey between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.16

Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing – Loan 755504 Casa de Monterey between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.17

Guaranty – Loan 755504 Casa de Monterey between AIMCO Properties, L.P., a Delaware limited partnership, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.18

Property Reserves Agreement – Loan 755504 Casa de Monterey between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.19

Secured Promissory Note – Loan 755503 Pathfinder Village between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.20

Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing – Loan 755503 Pathfinder Village between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.21

Guaranty – Loan 755503 Pathfinder Village between AIMCO Properties, L.P., a Delaware limited partnership, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.22

Property Reserves Agreement – Loan 755503 Pathfinder Village between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.23

Secured Promissory Note – Loan 755502 Crosswood Park between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.24

Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing – Loan 755502 Crosswood Park between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.25

Guaranty – Loan 755502 Crosswood Park between AIMCO Properties, L.P., a Delaware limited partnership, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.26

Property Reserves Agreement – Loan 755502 Crosswood Park between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.27

Secured Promissory Note – Loan 755501 Buena Vista Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.28

Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing – Loan 755501 Buena Vista Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.29

Guaranty – Loan 755501 Buena Vista Apartments between AIMCO Properties, L.P., a Delaware limited partnership, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.30

Property Reserves Agreement – Loan 755501 Buena Vista Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.31

Secured Promissory Note – Loan 755500 Towers of Westchester Park between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.32

Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing – Loan 755500 Towers of Westchester Park between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.33

Guaranty – Loan 755500 Towers of Westchester Park between AIMCO Properties, L.P., a Delaware limited partnership, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.34

Property Reserves Agreement – Loan 755500 Towers of Westchester Park between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.35

Secured Promissory Note – Loan #1 755498 Scotchollow between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.36

Secured Promissory Note – Loan #2 755498 Scotchollow between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.37

Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing – Loan 755498 Scotchollow between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.38

Guaranty – Loan 755498 Scotchollow between AIMCO Properties, L.P., a Delaware limited partnership, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.39

Property Reserves Agreement – Loan 755498 Scotchollow between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.40

MultiFamily Deed of Trust, Assignment of Rents and Security Agreement – The Bluffs between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.41

MultiFamily Note (Variable Loan)– The Bluffs between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.42

Guaranty – The Bluffs between AIMCO Properties, L.P., a Delaware limited partnership, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.43

MultiFamily Deed of Trust, Assignment of Rents and Security Agreement – Forest Ridge Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.44

MultiFamily Note (Variable Loan)– Forest Ridge Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.45

Guaranty – Forest Ridge Apartments between AIMCO Properties, L.P., a Delaware limited partnership, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.46

MultiFamily Deed of Trust, Assignment of Rents and Security Agreement – North Park Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.47

MultiFamily Note (Variable Loan)– North Park Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.48

Guaranty – North Park Apartments between AIMCO Properties, L.P., a Delaware limited partnership, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.49

MultiFamily Deed of Trust, Assignment of Rents and Security Agreement – Chapelle Le Grande between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.50

MultiFamily Note (Variable Loan)– Chapelle Le Grande between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.51

Guaranty – Chapelle Le Grande between AIMCO Properties, L.P., a Delaware limited partnership, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.52

MultiFamily Deed of Trust, Assignment of Rents and Security Agreement – Shadow Wood Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.53

MultiFamily Note (Variable Loan)– Shadow Wood Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.54

Guaranty – Shadow Wood Apartments between AIMCO Properties, L.P., a Delaware limited partnership, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.55

MultiFamily Deed of Trust, Assignment of Rents and Security Agreement – Vista Village Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.56

MultiFamily Note (Variable Loan)– Vista Village Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.57

Guaranty – Vista Village Apartments between AIMCO Properties, L.P., a Delaware limited partnership, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.58

MultiFamily Deed of Trust, Assignment of Rents and Security Agreement – Watergate Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.59

MultiFamily Note (Variable Loan)– Watergate Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.60

Guaranty – Watergate Apartments between AIMCO Properties, L.P., a Delaware limited partnership, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.61

MultiFamily Deed of Trust, Assignment of Rents and Security Agreement – Terrace Gardens Townhouses between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.62

MultiFamily Note (Variable Loan)– Terrace Gardens Townhouses between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

10.63

Guaranty – Terrace Gardens Townhouses between AIMCO Properties, L.P., a Delaware limited partnership, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007 and filed on January 30, 2007.

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

Exhibit 11

VMS NATIONAL PROPERTIES JOINT VENTURE

CALCULATION OF NET LOSS PER INVESTOR

(in thousands, except per unit data)

	For the Years Ended December 31,
	2006	2005	2004

VMS National Properties net loss	$(24,553)	$ (9,455)	$ (9,202)
Portfolio I net loss	--	--	--
Portfolio II net loss	--	--	--
Combined net loss	$(24,553)	$ (9,455)	$ (9,202)

Portfolio I allocation:
70.69% VMS National Properties net loss	$(17,357)	$ (6,684)	$ (6,505)
100.00% Portfolio I net loss	--	--	--
	$(17,357)	$ (6,684)	$ (6,505)

Net loss to general partner (2%)	$ (347)	$ (134)	$ (130)

Net loss to limited partners (98%)	$(17,010)	$ (6,550)	$ (6,375)

Number of Limited Partner interests	644	644	644

Net loss per limited Venture interest	$(26,413)	$(10,171)	$ (9,899)

Portfolio II allocation:
29.31% VMS National Properties net loss	$ (7,196)	$ (2,771)	$ (2,697)
100% Portfolio II net loss	--	--	--
	$ (7,196)	$ (2,771)	$ (2,697)

Net loss to general partner (2%)	$ (144)	$ (55)	$ (54)

Net loss to limited partners (98%)	$ (7,052)	$ (2,716)	$ (2,643)

Number of Limited Partner interests	267	267	267

Net loss per limited Venture interest	$(26,412)	$(10,172)	$ (9,898)

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

Date:  March 1, 2007

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

Date:  March 1, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of MAERIL, Inc., equivalent of the chief financial officer of the Venture

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-K of VMS National Properties Joint Venture (the "Venture"), for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Venture, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Venture, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Venture.

/s/Martha L. Long
Name: Martha L. Long
Date: March 1, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 1, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Venture for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.