Form 10-Q
period 2007-03-31
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2007-05-15
CIK 789089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

VMS NATIONAL PROPERTIES JOINT VENTURE

COMBINED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Note)
Assets held for sale:
Cash and cash equivalents	$ 29,919	$ 1,866
Receivables and deposits	2,198	5,174
Restricted escrows	--	321
Other assets	3,379	1,455
Investment properties:
Land	11,449	13,404
Buildings and related personal property	123,460	166,063
	134,909	179,467
Less accumulated depreciation	(100,552)	(134,384)
	34,357	45,083
	$ 69,853	$ 53,899
Liabilities and Partners' Deficit
Liabilities held for sale
Accounts payable	$ 1,264	$ 1,194
Tenant security deposit liabilities	910	1,019
Accrued property taxes	166	708
Other liabilities	459	734
Accrued interest	--	754
Due to affiliates (Note D)	--	16,636
Mortgage notes payable including zero and $20,794
due to an affiliate at March 31, 2007 and
December 31, 2006, respectively (Note D)	181,192	116,453
Mortgage participation liability (Note C)	39,887	47,987
Notes payable (Note B)	--	42,060
Deferred gain on extinguishment of debt (Note B)	--	42,225

Partners' Deficit	(154,025)	(215,871)
	$ 69,853	$ 53,899

Note:

The combined balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Combined Financial Statements

VMS NATIONAL PROPERTIES JOINT VENTURE

COMBINED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per partnership interest data)

	Three Months Ended
	March 31,
	2007	2006
Income from continuing operations	$ --	$ --
Income from discontinued operations:
Revenues:
Rental income	8,171	7,903
Other income	917	673
Casualty gain (Note E)	--	4
Total revenues	9,088	8,580
Expenses:
Operating	3,841	3,317
Property management fee to an affiliate	357	338
General and administrative	245	154
Depreciation	1,884	1,972
Interest (Note G)	15,596	4,647
Property taxes	594	573
Total expenses	22,517	11,001
Loss from discontinued operations	(13,429)	(2,421)
Recognition of deferred gain on extinguishment of debt
(Notes B, F and G)	42,225	--
Gain on sale of discontinued operations (Note G)	33,050	--
Net income (loss)	$ 61,846	$ (2,421)
Net income (loss) allocated to general partners (2%)	$ 1,872	$ (48)
Net income (loss) allocated to limited partners (98%)	59,974	(2,373)
	$ 61,846	$ (2,421)
Net income (loss) per limited partnership interest:
Portfolio I (644 interests issued and outstanding):
Loss from discontinued operations	$(14,447)	$ (2,604)
Recognition of deferred gain on extinguishment
of debt	45,020	--
Gain on sale of discontinued operations	35,259	--
	$ 65,832	$ (2,604)
Portfolio II (267 interests issued and outstanding):
Loss from discontinued operations	$(14,446)	$ (2,607)
Recognition of deferred gain on extinguishment of
debt	45,019	--
Gain on sale of discontinued operations	35,262	--
	$ 65,835	$ (2,607)

See Accompanying Notes to Combined Financial Statements

VMS NATIONAL PROPERTIES JOINT VENTURE

COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands)

	VMS National Residential Portfolio I
	Limited Partners
				Limited
	General	Accumulated	Subscription	Partners'
	Partners	Deficit	Notes	Total	Total

Partners' deficit at
December 31, 2006	$(4,353)	$(147,246)	$ (502)	$(147,748)	$(152,101)

Net income for the
three months ended
March 31, 2007	1,323	42,396	--	42,396	43,719

Partners' deficit at
March 31, 2007	$(3,030)	$(104,850)	$ (502)	$(105,352)	$(108,382)

	VMS National Residential Portfolio II
	Limited Partners
				Limited
	General	Accumulated	Subscription	Partners'
	Partners	Deficit	Notes	Total	Total

Partners' deficit at
December 31, 2006	$(1,819)	$ (61,623)	$ (328)	$ (61,951)	$ (63,770)

Net income for the
three months ended
March 31, 2007	549	17,578	--	17,578	18,127

Partners' deficit at
March 31, 2007	$(1,270)	$ (44,045)	$ (328)	$ (44,373)	$ (45,643)

Combined total	$(4,300)	$(148,895)	$ (830)	$(149,725)	$(154,025)

See Accompanying Notes to Combined Financial Statements

VMS NATIONAL PROPERTIES JOINT VENTURE

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$61,846	$(2,421)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation	1,884	1,972
Amortization of mortgage discounts	11,344	1,686
Amortization of loan costs	246	--
Loss on extinguishment of debt	317	--
Recognition of deferred gain on extinguishment of debt	(42,225)	--
Gain on sale of investment properties	(33,050)	--
Casualty gain	--	(4)
Change in accounts:
Receivables and deposits	2,935	380
Other assets	(723)	(924)
Accounts payable	(191)	733
Tenant security deposit liabilities	(109)	37
Accrued property taxes	(542)	(60)
Accrued interest	(358)	93
Other liabilities	(275)	(143)
Due to affiliates	(2,474)	131
Net cash (used in) provided by operating activities	(1,375)	1,480

Cash flows from investing activities:
Net proceeds from sale of investment properties	42,953	--
Property improvements and replacements	(800)	(995)
Net withdrawals from restricted escrows	321	9
Net insurance proceeds	--	4
Net cash provided by (used in) investing activities	42,474	(982)

Cash flows from financing activities:
Repayment of mortgage notes payable	(141,327)	--
Payments on mortgage notes payable	(576)	(981)
Proceeds from mortgage notes payable	206,246	--
Loan costs paid	(1,723)	--
Payments on advances from an affiliate	(14,588)	(712)
Advances from an affiliate	426	1,415
Payment on mortgage participation liability	(19,444)	--
Repayment of notes payable	(42,060)	--
Net cash used in financing activities	(13,046)	(278)

Net increase in cash and cash equivalents	28,053	220
Cash and cash equivalents at beginning of period	1,866	2,419
Cash and cash equivalents at end of period	$29,919	$ 2,639
Supplemental disclosure of cash flow information:
Cash paid for interest, including approximately $3,125
and $134 paid to an affiliate	$ 7,186	$ 2,584

Supplemental disclosure of non-cash activity:
Accrued interest added to mortgage notes payable	$ 396	$ 477

At March 31, 2007 and December 31, 2006, accounts payable and property improvements and replacements were adjusted by approximately $112,000 and $241,000, respectively.

At March 31, 2006 and December 31, 2005, accounts payable and property improvements and replacements were adjusted by approximately $504,000 and $643,000, respectively.

See Accompanying Notes to Combined Financial Statements

VMS NATIONAL PROPERTIES JOINT VENTURE

NOTES TO COMBINED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited combined financial statements of VMS National Properties Joint Venture (the "Venture" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results which may be expected for the year ending December 31, 2007. For further information, refer to the combined financial statements and footnotes thereto included in the Venture's Annual Report on Form  10-K for the year ended December 31, 2006. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying combined statements of operations for both the three months ended March 31, 2007 and 2006 are presented to reflect the operations of all of the Venture’s investment properties as discontinued operations as a result of the sale of six of the investment properties on March 30, 2007, the sale of one investment property on April 3, 2007 and the remaining eight investment properties considered to be held for sale as of March 31, 2007.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Venture does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Venture’s combined financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Venture has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Deferred Gain and Notes Payable

Deferred Gain on Extinguishment of Debt:

When the senior and junior loans were refinanced in 1997, the senior loans were recorded at the agreed valuation amount of $110,000,000, which was less than the $152,225,000 face amount of the senior debt. If the Venture would have defaulted on the mortgage notes payable or would have been unable to pay the outstanding agreed valuation amounts upon maturity, then the note face amounts would have become due. Accordingly, the Venture deferred recognition of a gain of $42,225,000, which was the difference between the note face amounts and the agreed valuation amounts. The agreed valuation amounts of the senior debt were paid in full during January 2007, as discussed in Note F – Refinancings. Accordingly the Venture recognized a gain on extinguishment of debt of $42,225,000 during the three months ended March 31, 2007.

Assignment Note:

The Venture executed a purchase money subordinated note (the "Assignment Note") payable to the VMS/Stout Venture, an affiliate of the former general partner, in exchange for the assignment by the VMS/Stout Venture of its interest in the contract of sale to the Venture. As a result of the 1993 bankruptcy proceedings, the Assignment Note became part of the bankruptcy claims and was payable pursuant to the bankruptcy plan after repayment of the senior and junior loans. As more fully discussed in Note C below, a significant interest in the Class 3-C bankruptcy claims was later purchased by an affiliate of the Managing General Partner.

The $38,810,000 Assignment Note was non-interest bearing and was payable only after payment of debt of higher priority, including the senior and junior mortgage notes payable.  Pursuant to AICPA Statement of Position (“SOP”) SOP 90-7, the Assignment Note, the Long-Term Loan Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. Interest expense was being recognized through the amortization of the discount which became fully amortized in January 2000.

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

During the three months ended March 31, 2007, the Venture made payment in full of both the Assignment Note and the Long-Term Arrangement Fee Note with proceeds received from the financing of the mortgages encumbering all fifteen investment properties as discussed in Note F – Refinancings.

Note C - Participating Mortgage Note

AIMCO Properties L.P., which is a controlled affiliate of AIMCO and an affiliate of the Managing General Partner, purchased (i) the junior debt on November 19, 1999; (ii) bankruptcy claims relating to the residual value of the properties on November 16, 1999, and (iii) a significant interest in the class 3-C bankruptcy claim effective September 2000. These transactions occurred between AIMCO Properties, L.P. and a third party and thus had no effect on the combined financial statements of the Venture. Residual value is defined as the amount remaining from a sale of the Venture’s investment properties or refinancing of the mortgages encumbering such investment properties after payment of selling or refinancing costs and repayment of the senior and junior debt, plus accrued interest on each. The agreement states that the Venture will retain an amount equal to $13,500,000 plus accrued interest at 10% compounded monthly (the "Partnership Advance Account") from the proceeds. Interest began accruing on the Partnership Advance Account in 1993 when the bankruptcy plan was finalized. Any surplus in the Partnership Advance Account after repayment of the $42,000,000 3-C claim is paid 25% to AIMCO Properties, L.P., as the holder of the residual value bankruptcy claim and 75% to the Venture. Any proceeds remaining after the Partnership Advance Account is fully funded are split equally (the "50/50 Split") between the Venture and AIMCO Properties, L.P. as the holder of the residential value bankruptcy claim. The Venture must repay the 3-C claims, which collectively total approximately $42,000,000, from the Partnership Advance Account. The Partnership Advance Account was funded and the 3-C Claim was paid in full during the three months ended March 31, 2007.

The Venture has recorded the estimated fair value of the participation feature as a mortgage participation liability of approximately $47,592,000 and $32,531,000 for the three months ended March 31, 2007 and 2006, respectively. The Managing General Partner reevaluated the fair value of the participation feature during the three months ended March 31, 2007 and the year ended December 31, 2006 and concluded that the fair value of the participation feature should be increased by approximately $1,876,000 and $32,629,000, respectively. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties.  These fair values were determined either by third-party appraisal, third-party offers, brokers opinions of value issued in connection with marketing the properties or by using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property or other factors.  The increase in the fair value of the participation feature for both the three months ended March 31, 2007 and the year ended December 31, 2006 is attributable to an increase in the fair value of the collateral properties. During the three months ended March 31, 2007 and 2006, the Venture amortized approximately $11,344,000 and $1,686,000, respectively, of the mortgage participation debt discount which is included in interest expense.  The related mortgage participation debt discount at March 31, 2007 and December 31, 2006 was approximately $7,705,000 and $17,173,000, respectively.  During the three months ended March 31, 2007, the Venture paid approximately $19,444,000 to an affiliate of the Venture’s Managing General Partner of the mortgage participation liability with proceeds from the refinancing of the mortgages encumbering all fifteen investment properties, as discussed in Note F – Refinancings.

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

Asset management fees of approximately $92,000 and $86,000 were charged by affiliates of the Managing General Partner for the three months ended March 31, 2007 and 2006, respectively. These fees are included in general and administrative expense.  At December 31, 2006, approximately $184,000 of such fees were owed and are included in due to affiliates. The balance owed at December 31, 2006 was paid in full during the three months ended March 31, 2007.

Affiliates of the Managing General Partner receive a percentage of the gross receipts from all of the Venture's properties as compensation for providing property management services. The Venture paid or accrued to such affiliates approximately $357,000 and $338,000 for the three months ended March 31, 2007 and 2006, respectively, which are included in property management fee expense. At December 31, 2006, approximately $7,000 of such fees were owed and are included in due to affiliates. The balance owed at December 31, 2006 was paid in full during the three months ended March 31, 2007.

Affiliates of the Managing General Partner charged the Venture reimbursement of accountable administrative expenses amounting to approximately $25,000 for each of the three month periods ended March 31, 2007 and 2006. These expenses are included in general and administrative expense.

During the three months ended March 31, 2007 and 2006, the Venture was charged for reimbursement costs associated with construction management services provided by an affiliate of the Managing General Partner of approximately $52,000 and $29,000, respectively. These reimbursements are included in investment properties.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $31,000 for each of the three month periods ended March 31, 2007 and 2006. These expenses are included in operating expense.

At December 31, 2006, the Venture owed loans of approximately $14,162,000 to an affiliate of the Managing General Partner plus accrued interest thereon of approximately $2,283,000, which are included in due to affiliates on the combined balance sheets. These loans were made in accordance with the Joint Venture Agreement and accrue interest at the prime rate plus 3% (11.25% at March 31, 2007). The Venture recognized interest expense of approximately $111,000 and $289,000 during the three months ended March 31, 2007 and 2006, respectively.  During the three months ended March 31, 2007, an affiliate of the Managing General Partner loaned the Venture approximately $426,000 to cover costs associated with the January refinancing of the Venture’s properties. During the three months ended March 31, 2006, an affiliate of the Managing General Partner loaned four of the properties approximately $1,104,000 to cover outstanding capital improvement payables and two properties approximately $311,000 to cover operating expenses. During the three months ended March 31, 2007 and 2006, the Venture paid approximately $14,588,000 and $712,000 of principal and approximately $2,394,000 and $4,000 of accrued interest on loans owed to an affiliate of the Managing General Partner.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim may be paid only from available Venture cash. The Venture paid the balance owed of approximately $79,000 during the three months ended March 31, 2007.

Certain affiliates of the former general partners and the VMS/Stout Venture may be entitled to receive various fees upon disposition of the properties. These fees would be paid from the disposition proceeds and would be subordinated to the limited partners receiving distributions equal to, at a minimum, their aggregate capital contributions. The Managing General Partner does not anticipate that any of the various fees will be owed upon disposition of the properties, as the specified distributions to the limited partners will not be fully met. There were no fees earned or accrued by affiliates in connection with the sales of six of the Venture’s properties during March 2007 or the one property sale which occurred subsequent to March 31, 2007. There were no property dispositions for which proceeds were received during the three month period ended March 31, 2006.

The junior debt of approximately $20,794,000 at December 31, 2006 was held by an affiliate of the Managing General Partner. The monthly principal and interest payments were based on monthly excess cash flow for each property, as defined in the mortgage agreement. During the three months ended March 31, 2007 and 2006, the Venture recognized interest expense of approximately $143,000 and $599,000, respectively. During the three months ended March 31, 2007, the Venture paid in full the principal and accrued interest owed on the loans to an affiliate of the Managing General Partner with proceeds from the refinancing of the mortgages encumbering all fifteen investment properties.

The Venture insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Venture insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2007, the Venture was charged by AIMCO and its affiliates approximately $1,043,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Venture during 2007 as other insurance policies renew later in the year. The Venture was charged by AIMCO and its affiliates approximately $800,000 during the year ended December 31, 2006.

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

Note F – Refinancings

On January 19, 2007, the Venture obtained new mortgage debt on all fifteen of its investment properties.  The tables below contain information reflecting the new principal amount and monthly payment of each new loan, as well as the amounts repaid in satisfaction of the prior loans related to such properties.

Under the terms of the new loan agreements, each of the eight investment properties in Table 1 below has the same loan terms, which are described below.  These eight investment properties consist of North Park Apartments, Chapelle Le Grande, Terrace Gardens Townhouses, Forest Ridge Apartments, The Bluffs, Watergate Apartments, Shadow Wood Apartments and Vista Village Apartments (the “Group 1 Properties”).  Of this group, all but Forest Ridge Apartments have been sold to third party buyers (see Note G – Disposition of Properties). The outstanding debt with respect to the properties that were sold was repaid during the three months ended March 31, 2007.

TABLE 1

	New Principal	New Monthly	First Mortgage	Second Mortgage
Property	Amount	Payment	Paid Off	Paid off

North Park Apartments	$ 6,512,869	$ 40,186	$ 5,504,265	$ 2,873,135
Chapelle Le Grande	3,204,772	19,774	2,824,878	1,255,454
Terrace Gardens
Townhouses	4,536,348	27,990	3,908,821	1,421,568
Forest Ridge
Apartments	8,667,809	53,482	5,194,197	137,547
The Bluffs	4,530,257	27,953	3,278,175	1,390,970
Watergate Apartments	4,402,999	27,167	2,551,397	767,346
Shadow Wood Apartments	3,900,682	24,068	1,982,225	---
Vista Village
Apartments	2,490,138	15,365	2,924,259	1,394,072
	$38,245,874	$235,985	$28,168,217	$ 9,240,092

The Group 1 Properties were refinanced under a credit facility (the “Credit Facility”) with Fannie Mae, which has a maturity of September 15, 2007, with one five-year extension option.  The Credit Facility also includes properties in other partnerships that are affiliated with the managing general partner of the Venture.  The Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans.  Each loan made under the Credit Facility is also prepayable at any time without penalty. The new loans made for the Group 1 Properties have a variable interest rate equal to the Fannie Mae discounted mortgage-backed security index plus 105 basis points, which was 6.27%, at the time of the refinancing, per annum and resets monthly (6.25% at March 31, 2007). The interest rate on the prior first mortgage loans was 8.50% and the rate on the prior second mortgage loans was 10.84%.  The prior first and second mortgage loans were not repayable until January 1, 2007.  The terms of the new loans require monthly principal payments based on a 30-year amortization schedule using the interest rate in effect during the first month of the new loan.  Under the terms of the loan agreements, repayment of amounts due under the loans may be accelerated at the option of the lender if an event of default, as defined in the loan agreements, occurs.  Events of default include, among other events of default set forth in the loan agreements, non-payment of monthly principal, interest and non-payment of amounts outstanding on or before the maturity date. As a condition to making the new loans, the lender required AIMCO Properties, L.P., an affiliate of the managing general partner of the Venture, to make guarantees with respect to certain non-recourse carve-out obligations and liabilities of the Venture.

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

TABLE 2

	New Principal	New Monthly	First Mortgage	Second Mortgage
Property	Amount	Payment	Paid Off	Paid Off

Scotchollow	$ 49,000,000	$ 251,533	$25,650,866	$ 8,421,260
Pathfinder Village	23,800,000	122,173	11,851,958	2,726,615
Buena Vista
Apartments	13,300,000	68,273	4,361,097	---
Mountain View
Apartments	23,300,000	119,607	6,301,024	---
Crosswood Park	13,000,000	66,733	4,901,754	---
Casa de Monterey	13,800,000	70,840	3,610,946	---
Towers of
Westchester Park	31,800,000	163,240	10,668,090	---
	$168,000,000	$ 862,399	$67,345,735	$11,147,875

The terms of the new loans made for the Group 2 Properties require monthly payments of interest only at an annual rate of 6.16% beginning on March 1, 2007 until February 1, 2010 (the “Call Date”), at which time Principal Life Insurance Company (“Principal”), the lender, has the option to call the loans for the outstanding principal amount of the loan. Principal must notify the Venture or its assignee of such election on or before November 1, 2009.  On the Call Date, Principal has the option to declare the loans to be due and payable or to adjust the annual interest rate of the loans based on the number of basis points and the two year United States Treasury Issue that Principal elects to apply.  If Principal elects to adjust the interest rate, then on February 1, 2010, new monthly interest only payments will commence on March 1, 2010 until the loans mature on February 1, 2012.  The Venture or its assignee may prepay the loans upon giving 30 days notice to Principal.  A prepayment premium of one-half of one percent of the principal amount to be prepaid is due if the prepayment occurs prior to March 1, 2008, or after February 1, 2010 and prior to March 1, 2011. No prepayment premium is due if the prepayment occurs from March 1, 2008 through February 1, 2010, or on or after March 1, 2011.  In accordance with the terms of the loan agreements relating to the Group 2 Properties, repayment of amounts due under the loans may be accelerated at the option of Principal if an event of default, as defined in the loan agreements, occurs.  Events of default include, among other events of default set forth in the loan agreements, non-payment of monthly principal, interest and non-payment of amounts outstanding on or before the maturity date.  As a condition to making the new loans, Principal required AIMCO Properties, L.P., an affiliate of the managing general partner of the Venture, to make guarantees with respect to certain non-recourse carve-out obligations and liabilities of the Venture.  The interest rate on the prior first mortgage loans was 8.50% and the interest rate on the prior second mortgage loans was 10.84%.  The prior first and second mortgage loans were not repayable until January 1, 2007.

After repayment of principal and interest outstanding under the existing first and second mortgage loans, as well as closing costs of approximately $2,372,000 associated with obtaining the new loans, proceeds from the new mortgage loans relating to both the Group 1 Properties and the Group 2 Properties were used to repay approximately $61,582,000 in bankruptcy claims, of which approximately $56,698,000 was paid to an affiliate of the Venture’s Managing General Partner, and approximately $16,983,000 in loans made by an affiliate of the Managing General Partner.  The $16,983,000 in affiliate loans includes approximately $3,621,000 in temporary loans associated with obtaining the new loans.  At December 31, 2006 approximately $649,000 of the $2,372,000 of loan costs was capitalized and included in other assets on the combined balance sheet. As a result of fully satisfying the first mortgage liability during January 2007, the Venture recognized a $42,225,000 deferred gain on extinguishment of debt. This gain is comprised of the difference between the first mortgage note face amount of $152,225,000 and the agreed valuation amount of $110,000,000 as determined in 1997 (see Note B for further information). If the Venture had defaulted on the first mortgage note or was unable to pay the outstanding liability of the first mortgages at maturity, then the full note face amount would have become due.

Note G – Disposition of Properties

At December 31, 2006, the Venture had entered into sales contracts with third parties relating to the sale of the following six investment properties which were projected to close during the first quarter of 2007: Watergate Apartments, Shadow Wood Apartments, The Bluffs, Terrace Gardens Townhouses, Vista Village Apartments and Chapelle Le Grande. In addition, the Venture had entered into a sale contract with an affiliate of the Managing General Partner relating to the sale of the following seven investment properties projected to close during the first half of 2007: Casa de Monterey, Buena Vista Apartments, Crosswood Park, Mountain View Apartments, Pathfinder Village, Scotchollow and Towers of Westchester Park. The Venture entered into sales contracts with third parties during 2007 relating to the sale of the remaining two investment properties: Forest Ridge Apartments and North Park Apartments. The Venture completed the sales of six of its investment properties during the three months ended March 31, 2007, the sale of one of its investment properties subsequent to March 31, 2007 and anticipates selling the remaining eight investment properties during the three months ended June 30, 2007, as limited partners owning more than 50% of the aggregate units of the Venture did not object to the proposed sales following receipt of notice of their right to object.

On March 30, 2007, the Venture sold six of its investment properties to various third parties for a total gross sales price of $43,860,000. The net proceeds realized by the Venture were approximately $42,953,000 after payment of closing costs of approximately $907,000. The Venture used approximately $25,019,000 to repay the mortgages encumbering the properties. The Venture realized a gain on sale of approximately $33,050,000 during the three months ended March 31, 2007, as a result of the sales. In addition, the Venture recorded a loss on extinguishment of debt of approximately $317,000 due to the write-off of unamortized loan costs, which is included with interest expense.

			Net
Property	Sales	Closing	Proceeds	Mortgage	Gain on	Loss on Debt
Name	Price	Costs	Received	Repaid	Sale	Extinguishment

North Park
Apartments	$ 8,700,000	$ 142,000	$ 8,558,000	$ 6,507,000	$ 5,839,000	$ 53,000
Chapelle Le
Grande	5,250,000	208,000	5,042,000	3,202,000	3,918,000	47,000
The Bluffs	9,650,000	164,000	9,486,000	4,526,000	8,672,000	55,000
Watergate
Apartments	7,710,000	171,000	7,539,000	4,399,000	5,100,000	55,000

Shadow Wood
Apartments	5,300,000	103,000	5,197,000	3,897,000	4,186,000	50,000
Vista Village
Apartments	7,250,000	119,000	7,131,000	2,488,000	5,335,000	57,000
	$43,860,000	$ 907,000	$ 42,953,000	$ 25,019,000	$ 33,050,000	$ 317,000

Note H – Subsequent Event

Subsequent to March 31, 2007, the Venture sold Terrace Gardens Townhouses to a third party for a gross sales price of $7,200,000. The net proceeds realized by the Venture were approximately $7,106,000 after payment of closing costs of approximately $94,000. The Partnership used approximately $4,532,000 of the net proceeds to repay the mortgage encumbering the property. The Venture anticipates recognizing a gain of approximately $5,329,000 during the second quarter of 2007 as a result of the sale. In addition, the Venture anticipates recognizing a loss on extinguishment of debt of approximately $52,000 due to the write-off of unamortized loan costs.

Note I - Contingencies

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Venture’s combined financial condition or results of operations.

The Venture is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Venture is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Venture has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Venture has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Venture’s combined financial condition or results of operations.

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

Average occupancy rates for the three months ended March 31, 2007 and 2006, for all of the Venture's properties are as follows:

	Average Occupancy
Property	2007	2006

Terrace Gardens Townhouses
Omaha, NE	96%	95%
Forest Ridge Apartments (1)
Flagstaff, AZ	90%	94%
Scotchollow
San Mateo, CA	98%	98%
Pathfinder Village
Fremont, CA	97%	98%
Buena Vista Apartments
Pasadena, CA	99%	99%
Mountain View Apartments
San Dimas, CA	96%	94%
Crosswood Park (3)
Citrus Heights, CA	98%	94%
Casa de Monterey (2)
Norwalk, CA	89%	97%
The Towers of Westchester Park
College Park, MD	97%	97%

(1)

The decrease in occupancy at Forest Ridge Apartments is due to tenants purchasing homes due to low interest rates.

(2)

The decrease in occupancy at Casa De Monterey is due to a weak economy and increased competition in the property market area.

(3)

The increase in occupancy at Crosswood Park is due to property management focusing on increasing occupancy through resident retention and rental concessions.

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

At December 31, 2006, the Venture had entered into sales contracts with third parties relating to the sale of the following six investment properties which were projected to close during the first quarter of 2007: Watergate Apartments, Shadow Wood Apartments, The Bluffs, Terrace Gardens Townhouses, Vista Village Apartments and Chapelle Le Grande. In addition, the Venture had entered into a sale contract with an affiliate of the Managing General Partner relating to the sale of the following seven investment properties projected to close during the first half of 2007: Casa de Monterey, Buena Vista Apartments, Crosswood Park, Mountain View Apartments, Pathfinder Village, Scotchollow and Towers of Westchester Park. The Venture entered into sales contracts with third parties during 2007 relating to the sale of the remaining two investment properties: Forest Ridge Apartments and North Park Apartments. The Venture completed the sales of six of its investment properties during the three months ended March 31, 2007, the sale of one of its investment properties subsequent to March 31, 2007 and anticipates selling the remaining eight investment properties during the three months ended June 30, 2007, as limited partners owning more than 50% of the aggregate units of the Venture did not object to the proposed sales following receipt of notice of their right to object.

Results of Operations

The Venture recorded net income for the three months ended March 31, 2007 of approximately $61,846,000 compared to a net loss of approximately $2,421,000 for the three months ended March 31, 2006. The increase in net income was primarily due to the recognition of a gain on sale of discontinued operations, the recognition of a deferred gain on extinguishment of debt partially offset by an increase in loss from discontinued operations.

On March 30, 2007, the Venture sold six of its investment properties to various third parties for a total gross sales price of $43,860,000. The net proceeds realized by the Venture were approximately $42,953,000 after payment of closing costs of approximately $907,000. The Venture used approximately $25,019,000 to repay the mortgages encumbering the properties. The Venture realized a gain on sale of approximately $33,050,000 during the three months ended March 31, 2007 as a result of the sales. In addition, the Venture recorded a loss on extinguishment of debt of approximately $317,000 due to the write-off of unamortized loan costs, which is included in interest expense.

			Net
Property	Sales	Closing	Proceeds	Mortgage	Gain on	Loss on Debt
Name	Price	Costs	Received	Repaid	Sale	Extinguishment

North Park
Apartments	$ 8,700,000	$ 142,000	$ 8,558,000	$ 6,507,000	$ 5,839,000	$ 53,000
Chapelle Le
Grande	5,250,000	208,000	5,042,000	3,202,000	3,918,000	47,000
The Bluffs	9,650,000	164,000	9,486,000	4,526,000	8,672,000	55,000
Watergate
Apartments	7,710,000	171,000	7,539,000	4,399,000	5,100,000	55,000
Shadow Wood
Apartments	5,300,000	103,000	5,197,000	3,897,000	4,186,000	50,000
Vista Village
Apartments	7,250,000	119,000	7,131,000	2,488,000	5,335,000	57,000
	$43,860,000	$ 907,000	$ 42,953,000	$ 25,019,000	$ 33,050,000	$ 317,000

The Venture recognized a loss from discontinued operations of approximately $13,429,000 and $2,421,000 for the three months ended March 31, 2007 and 2006, respectively. The increase in loss from discontinued operations is due to an increase in total expenses partially offset by an increase in total revenues.

Total expenses increased due to increases in operating, property management fee, general and administrative, property tax and interest expenses partially offset by a decrease in depreciation expense. Operating expense increased primarily due to an increase in property, insurance and maintenance expenses. Property expense increased due to an increase in utility costs and payroll expenses. Insurance expense increased due to increased hazard and other insurance premiums. Maintenance expense increased due to increases in contract services and landscaping materials.  Property management fees increased as a result of the increase in rental income on which such fees are based. Property tax expense increased due to an increase in the assessed value at twelve of the Venture’s properties.  Interest expense increased as a result of an increase in the amortization of the debt discount related to the mortgage participation liability, as a result of changes in the aggregate property value estimate during the first quarter of 2007 and during 2006, as discussed below, and the recognition of a loss on extinguishment of debt, as discussed above, partially offset by a decrease in interest expense on advances from an affiliate of the Managing General Partner and the interest on the senior and junior debts as all advances and accrued interest were repaid during the first quarter of 2007 and replaced with new mortgages (see discussion below). Depreciation expense decreased due to property improvements and replacements becoming fully depreciated partially offset by property improvements and replacements placed into service during the past twelve months which are now being depreciated.

General and administrative expense increased for the three months ended March 31, 2007 due to an increase in professional expenses related to the sale of the Venture’s investment properties. Included in general and administrative expenses for the three months ended March 31, 2007 and 2006 are asset management fees and reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Venture. Costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

Liquidity and Capital Resources

At March 31, 2007, the Venture had cash and cash equivalents of approximately $29,919,000 as compared to approximately $2,639,000 at March 31, 2006.  Cash and cash equivalents increased approximately $28,053,000 from December 31, 2006. The increase in cash and cash equivalents is a result of approximately $42,474,000 of cash provided by investing activities partially offset by approximately $13,046,000 and $1,375,000 of cash used in financing and operating activities, respectively.   Cash provided by investing activities consisted of net proceeds from the sales of North Park Apartments, Chapelle Le Grande, The Bluffs, Watergate Apartments, Shadow Wood and Vista Village Apartments and net withdrawals from restricted escrow accounts partially offset by property improvements and replacements. Cash used in financing activities consisted of the repayment of mortgage notes payable and note payable, monthly principal payments of mortgage notes payable, payment of loan costs associated with the refinancing of all the Venture’s investment properties, repayment of advances from an affiliate of the Managing General Partner and payment of a portion of the mortgage participation liability partially offset by the receipt of proceeds from the refinancing of all fifteen of the Venture’s investment properties and the receipt of advances from an affiliate of the Managing General Partner. The Venture invests its working capital reserves in interest bearing accounts.

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

Under the terms of the outstanding mortgage debt at December 31, 2006 and prior to the refinancing on January 19, 2007, the Venture was generally restricted to annual capital improvements of $300 per unit, or approximately $888,000 for all of its properties.  Such amount is equal to the required replacement reserve funding of the senior debt.  Under the terms of the previous mortgage debt, as the Venture identified properties that needed additional capital improvements above $300 per unit, approval of the holders of the junior and senior debt was required. The Venture identified during the third quarter of 2004 approximately $6,440,000 of capital improvements that needed to be made to the properties as a result of life safety issues, compliance with ADA requirements and immediate property improvement requirements.  The majority of the work was completed during 2006.  On November 2, 2004, the Venture, the holder of the senior debt and AIMCO Properties, L.P., which is also the holder of the junior debt, agreed that AIMCO Properties, L.P. would loan up to approximately $6,440,000 to the Venture (the “Mezzanine Loan”) to fund the above mentioned capital improvements that were to be made to the Venture’s properties.  The Mezzanine Loan bore interest at a rate of prime plus 3%, with unpaid interest being compounded monthly.  The Venture, the holder of the senior debt and AIMCO Properties, L.P. also agreed that cash flow that would otherwise be used to repay the junior debt would instead be used to repay the Mezzanine Loan, until such time as the Mezzanine Loan and all accrued interest thereon was paid in full.  The Venture’s Managing General Partner believed that the payment of such amounts to reduce the Mezzanine Loan instead of the junior debt would reduce the amount of the junior debt amortized prior to its maturity (thereby increasing the amount due) by an amount at least equal to the principal and interest on the Mezzanine Loan, the effect of which was to reduce the ultimate payment received by the Venture and holders of outstanding Bankruptcy Claims by a similar amount. During the three months ended March 31, 2007, the Venture obtained new mortgage debt on all fifteen of its investment properties. The proceeds received from the January 2007 refinancing were sufficient to repay the existing senior and junior debt of the Venture.  As such, the above restriction of $300 per unit for capital improvements no longer exists.

North Park Apartments: The Venture completed approximately $80,000 in capital expenditures at North Park Apartments during the three months ended March 31, 2007 consisting primarily of floor covering replacements, structural improvements and exterior doors. These improvements were funded from operating cash flow. The property was sold in March 2007.

Chapelle Le Grande: The Venture completed approximately $33,000 in capital expenditures at Chapelle Le Grande during the three months ended March 31, 2007, consisting primarily of structural improvements and floor covering replacements. These improvements were funded from operating cash flow. The property was sold in March 2007.

Terrace Gardens: The Venture completed approximately $16,000 in capital expenditures at Terrace Gardens during the three months ended March 31, 2007, consisting primarily of office computers and floor covering replacements. These improvements were funded from operating cash flow. The Venture evaluates the capital improvement needs of the property and has identified approximately $3,519,000 of capital improvements needed at the property. The property sold subsequent to March 2007.

Forest Ridge Apartments: The Venture completed approximately $56,000 in capital expenditures at Forest Ridge Apartments during the three months ended March 31, 2007, consisting primarily of water heater and floor covering replacements, interior doors and boiler/cooling towers. These improvements were funded from operating cash flow. The Venture evaluates the capital improvement needs of the property and has identified approximately $1,176,000 of capital improvements needed at the property.

Scotchollow: The Venture completed approximately $96,000 in capital expenditures at Scotchollow during the three months ended March 31, 2007, consisting primarily of floor covering, siding and water heater replacements, water and sewer upgrades and plumbing fixtures. These improvements were funded from operating cash flow. The Venture evaluates the capital improvement needs of the property and has identified approximately $6,771,000 of capital improvements needed at the property.

Pathfinder Village: The Venture completed approximately $81,000 in capital expenditures at Pathfinder Village during the three months ended March 31, 2007, consisting primarily of water heater upgrades, countertop upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow.  The Venture evaluates the capital improvement needs of the property and has identified approximately $4,378,000 of capital improvements needed at the property.

Buena Vista Apartments: The Venture completed approximately $13,000 in capital expenditures at Buena Vista Apartments during the three months ended March 31, 2007, consisting primarily of kitchen and bath resurfacing and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Venture evaluates the capital improvement needs of the property and has identified approximately $402,000 of capital improvements needed at the property.

Mountain View Apartments: The Venture completed approximately $15,000 in capital expenditures at Mountain View Apartments during the three months ended March 31, 2007, consisting primarily of kitchen and bath resurfacing and floor covering replacements. These improvements were funded from operating cash flow.  The Venture evaluates the capital improvement needs of the property and has idientified approximately $1,375,000 of capital improvements needed at the property.

Crosswood Park: The Venture completed approximately $43,000 in capital expenditures at Crosswood Park during the three months ended March 31, 2007, consisting primarily of kitchen and bath resurfacing, drapes and blinds, clubhouse renovations and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Venture evaluates the capital improvement needs of the property and has identified approximately $4,452,000 of capital improvements needed at the property.

Casa de Monterey: The Venture completed approximately $33,000 in capital expenditures at Casa de Monterey during the three months ended March 31, 2007, consisting primarily of structural improvements, kitchen and bath resurfacing, water heater and floor covering replacements. These improvements were funded from operating cash flow. The Venture evaluates the capital improvement needs of the property and has identified approximately $1,035,000 of capital improvements needed at the property.

The Bluffs: The Venture completed approximately $10,000 in capital expenditures at The Bluffs during the three months ended March 31, 2007, consisting primarily of floor covering replacements and plumbing upgrades. These improvements were funded from operating cash flow. The property was sold in March 2007.

Watergate Apartments: The Venture completed approximately $58,000 in capital expenditures at Watergate Apartments during the three months ended March 31, 2007, consisting primarily of roof, appliance and floor covering replacements, parking lot improvements and water and sewer upgrades. These improvements were funded from operating cash flow. The property was sold in March 2007.

Shadow Wood Apartments: The Venture completed approximately $34,000 in capital expenditures at Shadowood Apartments during the three months ended March 31, 2007, consisting primarily of plumbing upgrades, kitchen and bath resurfacing and floor covering replacements. These improvements were funded from operating cash flow.  The property was sold in March 2007.

Vista Village Apartments: The Venture completed approximately $11,000 in capital expenditures at Vista Village Apartments during the three months ended March 31, 2007, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The property was sold in March 2007.

Towers of Westchester Park: The Venture completed approximately $92,000 in capital expenditures at Towers of Westchester Park during the three months ended March 31, 2007, consisting primarily of elevator upgrades, roof replacements, ground lighting, fire safety and HVAC upgrades and floor covering replacements. These improvements were funded from operating cash flow.  The Venture evaluates the capital improvement needs of the property and has identified approximately $872,000 of capital improvements needed at the property.

Both on a short-term and long-term basis, the Managing General Partner monitors the rental market environment of each of the investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Venture from increases in expenses all of which have an impact on the Venture’s liquidity.  The Venture’s assets are thought to be generally sufficient for any near-term needs (exclusive of necessary capital improvements, as discussed above) of the Venture.

On January 19, 2007, the Venture obtained new mortgage debt on all fifteen of its investment properties.  The tables below contain information reflecting the new principal amount and monthly payment of each new loan, as well as the amounts repaid in satisfaction of the prior loans related to such properties.

Under the terms of the new loan agreements, each of the eight investment properties in Table 1 below has the same loan terms, which are described below.  These eight investment properties consist of North Park Apartments, Chapelle Le Grande, Terrace Gardens Townhouses, Forest Ridge Apartments, The Bluffs, Watergate Apartments, Shadow Wood Apartments and Vista Village Apartments (the “Group 1 Properties”).  Of this group, all but Forest Ridge Apartments, have been sold to third party buyers (see Note G – Disposition of Properties). The outstanding debt with respect to the properties that were sold was repaid during the three months ended March 31, 2007.

TABLE 1

	New Principal	New Monthly	First Mortgage	Second Mortgage
Property	Amount	Payment	Paid Off	Paid off

North Park Apartments	$ 6,512,869	$ 40,186	$ 5,504,265	$ 2,873,135
Chapelle Le Grande	3,204,772	19,774	2,824,878	1,255,454
Terrace Gardens
Townhouses	4,536,348	27,990	3,908,821	1,421,568
Forest Ridge
Apartments	8,667,809	53,482	5,194,197	137,547
The Bluffs	4,530,257	27,953	3,278,175	1,390,970
Watergate Apartments	4,402,999	27,167	2,551,397	767,346
Shadow Wood Apartments	3,900,682	24,068	1,982,225	---
Vista Village
Apartments	2,490,138	15,365	2,924,259	1,394,072
	$38,245,874	$235,985	$28,168,217	$ 9,240,092

The Group 1 Properties were refinanced under a credit facility (the “Credit Facility”) with Fannie Mae, which has a maturity of September 15, 2007, with one five-year extension option.  The Credit Facility also includes properties in other partnerships that are affiliated with the managing general partner of the Venture.  The Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans.  Each loan made under the Credit Facility is also prepayable at any time without penalty. The new loans made for the Group 1 Properties have a variable interest rate equal to the Fannie Mae discounted mortgage-backed security index plus 105 basis points, which was 6.27%, at the time of the refinancing, per annum and resets monthly (6.25% at March 31, 2007). The interest rate on the prior first mortgage loans was 8.50% and the rate on the prior second mortgage loans was 10.84%.  The prior first and second mortgage loans were not repayable until January 1, 2007.  The terms of the new loans require monthly principal payments based on a 30-year amortization schedule using the interest rate in effect during the first month of the new loan.  Under the terms of the loan agreements, repayment of amounts due under the loans may be accelerated at the option of the lender if an event of default, as defined in the loan agreements, occurs.  Events of default include, among other events of default set forth in the loan agreements, non-payment of monthly principal, interest and non-payment of amounts outstanding on or before the maturity date. As a condition to making the new loans, the lender required AIMCO Properties, L.P., an affiliate of the managing general partner of the Venture, to make guarantees with respect to certain non-recourse carve-out obligations and liabilities of the Venture.

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

TABLE 2

	New Principal	New Monthly	First Mortgage	Second Mortgage
Property	Amount	Payment	Paid Off	Paid Off

Scotchollow	$ 49,000,000	$ 251,533	$25,650,866	$ 8,421,260
Pathfinder Village	23,800,000	122,173	11,851,958	2,726,615
Buena Vista
Apartments	13,300,000	68,273	4,361,097	---
Mountain View
Apartments	23,300,000	119,607	6,301,024	---
Crosswood Park	13,000,000	66,733	4,901,754	---
Casa de Monterey	13,800,000	70,840	3,610,946	---
Towers of
Westchester Park	31,800,000	163,240	10,668,090	---
	$168,000,000	$ 862,399	$67,345,735	$11,147,875

The terms of the new loans made for the Group 2 Properties require monthly payments of interest only at an annual rate of 6.16% beginning on March 1, 2007 until February 1, 2010 (the “Call Date”), at which time Principal Life Insurance Company (“Principal”), the lender, has the option to call the loans for the outstanding principal amount of the loan. Principal must notify the Venture or its assignee of such election on or before November 1, 2009.  On the Call Date, Principal has the option to declare the loans to be due and payable or to adjust the annual interest rate of the loans based on the number of basis points and the two year United States Treasury Issue that Principal elects to apply.  If Principal elects to adjust the interest rate, then on February 1, 2010, new monthly interest only payments will commence on March 1, 2010 until the loans mature on February 1, 2012.  The Venture or its assignee may prepay the loans upon giving 30 days notice to Principal.  A prepayment premium of one-half of one percent of the principal amount to be prepaid is due if the prepayment occurs prior to March 1, 2008, or after February 1, 2010 and prior to March 1, 2011. No prepayment premium is due if the prepayment occurs from March 1, 2008 through February 1, 2010, or on or after March 1, 2011.  In accordance with the terms of the loan agreements relating to the Group 2 Properties, repayment of amounts due under the loans may be accelerated at the option of Principal if an event of default, as defined in the loan agreements, occurs.  Events of default include, among other events of default set forth in the loan agreements, non-payment of monthly principal, interest and non-payment of amounts outstanding on or before the maturity date.  As a condition to making the new loans, Principal required AIMCO Properties, L.P., an affiliate of the managing general partner of the Venture, to make guarantees with respect to certain non-recourse carve-out obligations and liabilities of the Venture.  The interest rate on the prior first mortgage loans was 8.50% and the interest rate on the prior second mortgage loans was 10.84%.  The prior first and second mortgage loans were not repayable until January 1, 2007.

After repayment of principal and interest outstanding under the existing first and second mortgage loans, as well as closing costs of approximately $2,372,000 associated with obtaining the new loans, proceeds from the new mortgage loans relating to both the Group 1 Properties and the Group 2 Properties were used to repay approximately $61,582,000 in bankruptcy claims, of which approximately $56,698,000 was paid to an affiliate of the Venture’s managing general partner, and approximately $16,983,000 in loans made by an affiliate of the managing general partner.  The $16,983,000 in affiliate loans includes approximately $3,621,000 in temporary loans associated with obtaining the new loans.  At December 31, 2006 approximately $649,000 of the $2,372,000 of loan costs was capitalized and included in other assets on the combined balance sheet. As a result of fully satisfying the first mortgage liability during January 2007, the Venture recognized a $42,225,000 deferred gain on extinguishment of debt. This gain is comprised of the difference between the first mortgage note face amount of $152,225,000 and the agreed valuation amount of $110,000,000 as determined in 1997. If the Venture had defaulted on the first mortgage note or was unable to pay the outstanding liability of the first mortgages at maturity, then the full note face amount would have been due.

AIMCO Properties L.P., which is a controlled affiliate of AIMCO and an affiliate of the Managing General Partner, purchased (i) the junior debt on November 19, 1999; (ii) bankruptcy claims relating to the residual value of the properties on November 16, 1999, and (iii) a significant interest in the class 3-C bankruptcy claim effective September 2000. These transactions occurred between AIMCO Properties, L.P. and a third party and thus had no effect on the combined financial statements of the Venture. Residual value is defined as the amount remaining from a sale of the Venture’s investment properties or refinancing of the mortgages encumbering such investment properties after payment of selling or refinancing costs and repayment of the senior and junior debt, plus accrued interest on each. The agreement states that the Venture will retain an amount equal to $13,500,000 plus accrued interest at 10% compounded monthly (the "Partnership Advance Account") from the proceeds. Interest began accruing on the Partnership Advance Account in 1993 when the bankruptcy plan was finalized. Any surplus in the Partnership Advance Account after repayment of the $42,000,000 3-C claim is paid 25% to AIMCO Properties, L.P., as the holder of the residual value bankruptcy claim and 75% to the Venture. Any proceeds remaining after the Partnership Advance Account is fully funded are split equally (the "50/50 Split") between the Venture and AIMCO Properties, L.P. as the holder of the residential value bankruptcy claim. The Venture must repay the 3-C claims, which collectively total approximately $42,000,000 from the Partnership Advance Account. The Partnership Advance Account was funded and the 3-C Claim was paid in full during the three months ended March 31, 2007.

The Venture has recorded the estimated fair value of the participation feature as a mortgage participation liability of approximately $47,592,000 and $32,531,000 for the three months ended March 31, 2007 and 2006, respectively. The Managing General Partner reevaluated the fair value of the participation feature during the three months ended March 31, 2007 and the year ended December 31, 2006 and concluded that the fair value of the participation feature should be increased by approximately $1,876,000 and $32,629,000, respectively. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties.  These fair values were determined either by third-party appraisal, third-party offers, brokers opinions of value issued in connection with marketing the properties or by using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property or other factors.  The increase in the fair value of the participation feature for both the three months ended March 31, 2007 and the year ended December 31, 2006 is attributable to an increase in the fair value of the collateral properties. During the three months ended March 31, 2007 and 2006, the Venture amortized approximately $11,344,000 and $1,686,000, respectively, of the mortgage participation debt discount which is included in interest expense.  The related mortgage participation debt discount at March 31, 2007 and December 31, 2006 was approximately $7,705,000 and $17,173,000, respectively.  During the three months ended March 31, 2007, the Venture paid approximately $19,444,000 to an affiliate of the Venture’s Managing General Partner of the mortgage participation liability with proceeds from the refinancing of the mortgages encumbering all fifteen investment properties, as discussed in Note F – Refinancings.

There were no cash distributions to the partners of either of the Ventures for the three months ended March 31, 2007 and 2006. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions. Future cash distributions are subject to the order of distributions as stipulated by the Venture's Plan of Reorganization. The source of future distributions will depend upon the levels of net cash generated from operations, the availability of cash reserves, and timing of debt maturities, refinancings and/or property sales. The Ventures’ distribution policies are reviewed on a quarterly basis.

Other

As a result of tender offers, AIMCO and its affiliates currently own 119 units of limited partnership interest in Portfolio I representing 18.48% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 20.48% at March 31, 2007.  AIMCO and its affiliates currently own 67.42 units of limited partnership interest in Portfolio II representing 25.25% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 27.25% at March 31, 2007. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 22.47% of the Venture at March 31, 2007. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional units of limited partnership interest in the Venture in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Venture Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Venture, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Participating Mortgage Note

The Venture has a participating mortgage note which requires it to record the estimated fair value of the participation feature as a liability and a debt discount. The fair value of the participation feature is calculated based upon information currently available to the Managing General Partner and depends largely upon the fair value of the collateral properties. These fair values are determined using appraisal values, third party offers or the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, physical condition of the property and other factors. The Managing General Partner evaluates the fair value of the participation feature on an annual basis or as circumstances dictate that it should be analyzed.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Venture is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Venture is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. The debt encumbering two of the Venture’s remaining investment properties bears interest at a variable rate. The debt encumbering seven of the Venture’s remaining investment properties bears interest at a fixed rate.  Based on interest rates at March 31, 2007, an increase or decrease of 100 basis points in market interest rates would not have a material impact on the Venture.

The Venture’s debt obligations at March 31, 2007 consist of two mortgages which total approximately $13,192,000 and are due in September 2007 and seven mortgages which total approximately $168,000,000 which are due at the call date in February 2010.  The two mortgages bear interest at a variable rate and require monthly payments of principal and interest.  The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 105 basis points.   The rate was 6.25% at March 31, 2007 and resets monthly.  The seven mortgages bear interest at 6.16% and require monthly payments of interest only.  The Managing General Partner believes that the fair value of the Venture’s debt approximates its carrying value as of March 31, 2007.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Venture’s combined financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMS NATIONAL PROPERTIES JOINT VENTURE

(Venture)

VMS NATIONAL PROPERTIES JOINT VENTURE
(Venture)
VMS National Residential Portfolio I

By: MAERIL, Inc.
Managing General Partner

Date: May 15, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 15, 2007	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

VMS National Residential Portfolio II

By: MAERIL, Inc.
Managing General Partner

Date: May 15, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 15, 2007	By: /s/Stephen B. Waters
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

10.64

Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and The Embassy Group, LLC, a New York limited liability company, dated March 15, 2007.  (North Park).  Incorporated by reference to the Venture’s From 8-K dated March 15, 2007 and filed on March 21, 2007.

10.65

Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and MC Realty Advisers, LLC, an Arizona limited liability company, dated March 15, 2007.  (Forest Ridge).  Incorporated by reference to the Venture’s Form 8-K dated March 15, 2007 and filed on March 21, 2007.

10.66

Third Amendment to Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and the affiliated Selling Partnerships, and 11402 Evans Omaha LLC, 7349 Grant Omaha LLC, and 1010 Grand Plaza Omaha LLC, all three of which are Iowa limited liability companies, dated March 28, 2007. (Terrace Gardens).  Incorporated by reference to the Venture’s Form 8-K dated March 28, 2007 and filed on March 30, 2007.

10.67

Reinstatement and First Amendment to Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and MC Realty Advisers, LLC, an Arizona limited liability company, dated April 17, 2007.  (Forest Ridge).  Incorporated by reference to the Venture’s Form 8-K dated April 16, 2007 and filed on April 20, 2007.

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

Exhibit 11

VMS NATIONAL PROPERTIES JOINT VENTURE

CALCULATION OF NET INCOME (LOSS) PER INVESTOR

(in thousands, except per partnership interest data)

	For the Three Months
	Ended March 31,
	2007	2006

VMS National Properties net income (loss)	$61,846	$(2,421)
Portfolio I net income (loss)	--	--
Portfolio II net income (loss)	--	--
Combined net income (loss)	$61,846	$(2,421)

Portfolio I allocation:
70.69% VMS National Properties net income (loss)	$43,719	$(1,711)
100.00% Portfolio I net income (loss)	--	--
	$43,719	$(1,711)

Net income (loss) to general partner	$ 1,323	$ (34)

Net income (loss)to limited partners	$42,396	$(1,677)

Number of Limited Partner units	644	644

Net income (loss) per limited partnership interest	$65,832	$(2,604)

Portfolio II allocation:
29.31% VMS National Properties net income (loss)	$18,127	$ (710)
100.00% Portfolio II net income (loss)	--	--
	$18,127	$ (710)

Net income (loss) to general partner	$ 549	$ (14)

Net income (loss) to limited partners	$17,578	$ (696)

Number of Limited Partner units	267	267

Net income (loss) per limited partnership interest	$65,835	$(2,607)

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

Date:  May 15, 2007

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

Date:  May 15, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of MAERIL, Inc., equivalent of the chief financial officer of the Venture

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of VMS National Properties Joint Venture (the "Venture"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Venture, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Venture, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Venture.

/s/Martha L. Long
Name: Martha L. Long
Date: May 15, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 15, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Venture for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.