Form 10-Q
period 2007-06-30
VMS NATIONAL PROPERTIES JOINT VENTURE
filed 2007-08-14
CIK 789089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

VMS NATIONAL PROPERTIES JOINT VENTURE

COMBINED STATEMENT OF NET ASSETS IN LIQUIDATION

(in thousands)

June 30, 2007

Assets
Cash and cash equivalents	$ 47,098
Receivables and deposits	1,875
Other assets	12
48,985
Liabilities
Accounts payable	764
Other liabilities	34
Mortgage participation liability (Note D)	552
Estimated costs during period of liquidation (Note B)	210
1,560
Net assets in liquidation	$ 47,425

See Accompanying Notes to Combined Financial Statements

VMS NATIONAL PROPERTIES JOINT VENTURE

COMBINED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

Period From June 2 through June 30, 2007

Net assets in liquidation at June 1, 2007	$47,425

Revenues	--

Adjustment to estimated costs to be incurred through
December 31, 2007	--

Costs incurred during liquidation period	--

Net assets in liquidation at June 30, 2007	$47,425

See Accompanying Notes to Combined Financial Statements

VMS NATIONAL PROPERTIES JOINT VENTURE

COMBINED BALANCE SHEET

(in thousands)

December 31, 2006
(Note)
Assets
Cash and cash equivalents	$ 1,866
Receivables and deposits	5,174
Restricted escrows	321
Other assets	1,455
Investment properties:
Land	13,404
Buildings and related personal property	166,063
179,467
Less accumulated depreciation	(134,384)
45,083
$ 53,899
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 1,194
Tenant security deposit liabilities	1,019
Accrued property taxes	708
Other liabilities	734
Accrued interest	754
Due to affiliates (Note E)	16,636
Mortgage notes payable including zero and $20,794
due to an affiliate at June 1, 2007 and
December 31, 2006, respectively (Note E)	116,453
Mortgage participation liability (Note D)	47,987
Notes payable (Note C)	42,060
Deferred gain on extinguishment of debt (Note C)	42,225

Partners' Capital (Deficiency)	(215,871)
$ 53,899

Note:

The combined balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Combined Financial Statements

VMS NATIONAL PROPERTIES JOINT VENTURE

COMBINED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per partnership interest data)

	Period from	Three Months	Period from	Six Months
	April 1 through	Ended	January 1 through	Ended
	June 1,	June 30,	June 1,	June 30,
	2007	2006	2007	2006
Income from continuing operations	$ --	$ --	$ --	$ --
Loss from discontinued operations:
Revenues:
Rental income	4,344	7,962	12,515	15,865
Other income	656	760	1,573	1,433
Total revenues	5,000	8,722	14,088	17,298
Expenses:
Operating	1,710	3,219	5,551	6,536
Property management fee to an affiliate (Note E)	181	338	538	676
General and administrative	142	158	387	312
Depreciation	--	1,963	1,884	3,935
Interest (Notes D and H)	11,064	8,677	26,660	13,324
Property taxes	218	577	812	1,150
Total expenses	13,315	14,932	35,832	25,933
Casualty gains (Note F)	--	234	--	238
Loss from discontinued operations	(8,315)	(5,976)	(21,744)	(8,397)
Recognition of deferred gain on extinguishment
of debt (Notes C, G and H)	--	--	42,225	--
Gain on sale of discontinued operations (Note H)	22,862	--	55,912	--
Net income (loss)	$ 14,547	$ (5,976)	$ 76,393	$ (8,397)
Net income (loss) allocated to general partners	$ 476	$ (120)	$ 2,348	$ (168)
Net income (loss) allocated to limited partners	14,071	(5,856)	74,045	(8,229)
	$ 14,547	$ (5,976)	$ 76,393	$ (8,397)
Net income (loss) per limited partnership interest:
Portfolio I (644 interests issued and
outstanding):
Loss from discontinued operations	$(8,944)	$(6,429)	$ (23,391)	$ (9,033)
Recognition of deferred gain on extinguishment
of debt	--	--	45,020	--
Gain on sale of discontinued operations	24,392	--	59,651	--
	$ 15,448	$(6,429)	$ 81,280	$ (9,033)
Portfolio II (267 interests issued and
outstanding):
Loss from discontinued operations	$ (8,947)	$(6,427)	$ (23,393)	$ (9,034)
Recognition of deferred gain on extinguishment
of debt	--	--	45,019	--
Gain on sale of discontinued operations	24,390	--	59,652	--
	$ 15,443	$(6,427)	$ 81,278	$ (9,034)

See Accompanying Notes to Combined Financial Statements

VMS NATIONAL PROPERTIES JOINT VENTURE

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)/NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

	VMS National Residential Portfolio I

		Limited Partners		Limited
	General	Accumulated	Subscription	Partners'
	Partners	Deficit	Notes	Total	Total

Partners' deficit at
December 31, 2006	$ (4,353)	$(147,246)	$ (502)	$(147,748)	$(152,101)

Capital contribution
(Note H)	139,107	--	--	--	139,107

Alternative
consideration to
limited partners
(Note H)	--	(6,385)	--	(6,385)	(6,385)

Net income for the
period ended
June 1, 2007	1,660	52,344	--	52,344	54,004

Partners' capital
(deficiency) at
June 1, 2007	$136,414	$(101,287)	$ (502)	$(101,789)	$ 34,625

	VMS National Residential Portfolio II

		Limited Partners		Limited
	General	Accumulated	Subscription	Partners'
	Partners	Deficit	Notes	Total	Total

Partners' deficit at
December 31, 2006	$(1,819)	$ (61,623)	$ (328)	$ (61,951)	$(63,770)

Capital contribution
(Note H)	57,673	--	--	--	57,673
Alternative
consideration to
limited partners
(Note H)	--	(3,282)	--	(3,282)	(3,282)
Net income for the
period ended
June 1, 2007	688	21,701	--	21,701	22,389

Partners' capital
(deficiency) at
June 1, 2007	$ 56,542	$ (43,204)	$ (328)	$ (43,532)	$ 13,010

Combined total	$192,956	$(144,491)	$ (830)	$(145,321)	47,635

Adjustment to
liquidation basis
(Note B)					(210)

Net assets in
liquidation at
June 1, 2007					$ 47,425

See Accompanying Notes to Combined Financial Statements

VMS NATIONAL PROPERTIES JOINT VENTURE

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Period from	Six Months
	January 1 through	Ended
	June 1,	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$76,393	$(8,397)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation	1,884	3,935
Amortization of mortgage discounts	20,257	7,341
Amortization of loan costs	372	--
Loss on extinguishment of debt	479	--
Recognition of deferred gain on extinguishment of debt	(42,225)	--
Gain on sale of investment properties	(55,912)	--
Casualty gain	--	(238)
Change in accounts:
Receivables and deposits	3,179	92
Other assets	706	(406)
Accounts payable	(910)	(102)
Tenant security deposit liabilities	(1,019)	73
Accrued property taxes	(708)	13
Accrued interest	(358)	817
Other liabilities	(700)	(82)
Due to affiliates	(2,474)	293
Net cash (used in) provided by operating activities	(1,036)	3,339
Cash flows from investing activities:
Net proceeds from sale of investment properties	69,633	--
Net proceeds from contribution of investment properties	21,282	--
Property improvements and replacements	(1,430)	(2,271)
Net withdrawals from restricted escrows	321	(191)
Net insurance proceeds	--	279
Net cash provided by (used in) investing activities	89,806	(2,183)
Cash flows from financing activities:
Repayment of mortgage notes payable	(154,510)	--
Payments on mortgage notes payable	(585)	(2,360)
Proceeds from mortgage notes payable	206,246	--
Loan costs paid	(1,723)	--
Payments on advances from an affiliate	(14,588)	(856)
Advances from an affiliate	426	1,519
Payment on mortgage participation liability	(19,444)	--
Repayment of notes payable	(42,060)	--
Net cash used in financing activities	(26,238)	(1,697)
Net increase (decrease) in cash and cash equivalents	62,532	(541)
Cash and cash equivalents at beginning of period	1,866	2,419
Cash and cash equivalents at end of period	$64,398	$ 1,878
Supplemental disclosure of cash flow information:
Cash paid for interest, including approximately $3,125
and $345 paid to an affiliate	$ 9,376	$ 4,571

Supplemental disclosure of non-cash activity:
Accrued interest added to mortgage notes payable	$ 396	$ 893

Capital contribution from transfer to affiliates	196,780	--
Alternative consideration to limited partners	(9,667)	--
Assumption of mortgage notes payable by affiliates	(168,000)	--
Assumed mortgage participation liability	(30,948)	--

At December 31, 2006, accounts payable and property improvements and replacements were adjusted by approximately $241,000.

At June 30, 2006 and December 31, 2005, accounts payable and property improvements and replacements were adjusted by approximately $312,000 and $643,000, respectively.

VMS NATIONAL PROPERTIES JOINT VENTURE

NOTES TO COMBINED FINANCIAL STATEMENTS

(Unaudited)

Note A – Organization and Basis of Presentation

Organization

VMS National Properties Joint Venture (the "Venture") was formed as a general partnership pursuant to the Uniform Venture Act of the State of Illinois and a joint venture agreement (the "Venture Agreement") dated September 27, 1984, between VMS National Residential Portfolio I ("Portfolio I") and VMS National Residential Portfolio II ("Portfolio II") (collectively, the "Partnerships").  The managing general partner of the Venture and each of the Partnerships is MAERIL, Inc. ("MAERIL" or the "Managing General Partner"), a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Basis of Presentation

As of June 1, 2007, the Venture adopted the liquidation basis of accounting due to the disposition of its remaining investment properties (as discussed in “Note H – Disposition of Investment Properties”).

As a result of the decision to liquidate the Venture, the Venture changed its basis of accounting for its combined financial statements at June 1, 2007 to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Venture. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner’s estimates as of the date of the combined financial statements.

The Managing General Partner estimates that the liquidation process will be completed by December 31, 2007.  Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The accompanying unaudited combined financial statements of the Venture have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the Managing General Partner all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the combined financial statements and footnotes thereto included in the Venture's Annual Report on Form 10-K for the year ended December 31, 2006.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying combined statements of operations for each of the periods ended June 1, 2007 and the three and six months ended June 30, 2006 are presented to reflect the operations of all of the Venture’s investment properties as discontinued operations as a result of the sale of six of the investment properties on March 30, 2007, the sale of one investment property on April 3, 2007, the sale of one investment property on May 31, 2007 and the contribution of the remaining seven investment properties on June 1, 2007. See Note H – Disposition of Investment Properties. As nine of the Venture’s investment properties were designated as assets held for sale at March 31, 2007 no depreciation expense was recorded during the period from April 1 through June 1, 2007.

Certain reclassifications have been made to the 2006 balances in order to conform to the 2007 presentation.

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

Note B – Adjustment to Liquidation Basis of Accounting

In accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $210,000, which is included in the Combined Statements of Changes in Partners' Capital (Deficiency)/Net Assets In Liquidation. The net adjustments are summarized as follows:

Decrease in
Net Assets
(in thousands)
Adjustment of other assets and liabilities, net	$ 210

Note C - Deferred Gain and Notes Payable

Deferred Gain on Extinguishment of Debt:

When the senior and junior loans were refinanced in 1997, the senior loans were recorded at the agreed valuation amount of $110,000,000, which was less than the $152,225,000 face amount of the senior debt. If the Venture would have defaulted on the mortgage notes payable or would have been unable to pay the outstanding agreed upon valuation amounts upon maturity, then the note face amounts would have become due. Accordingly, the Venture deferred recognition of a gain of $42,225,000, which was the difference between the note face amounts and the agreed upon valuation amounts. The agreed upon valuation amounts of the senior debt were paid in full during January 2007, as discussed in Note G – Refinancings. Accordingly the Venture recognized a gain on extinguishment of debt of $42,225,000 during the period from January 1 through June 1, 2007.

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

The $38,810,000 Assignment Note was non-interest bearing and was payable only after payment of debt of higher priority, including the senior and junior mortgage notes payable.  Pursuant to AICPA Statement of Position (“SOP”) SOP 90-7, the Assignment Note, the Long-Term Loan Arrangement Fee Note (as defined below) and related accrued interest were adjusted to the present value of amounts to be paid using an estimated current interest rate of 11.5%. Interest expense was recognized through the amortization of the discount, which became fully amortized in January 2000.

Long-Term Loan Arrangement Fee Note:

The Venture executed an unsecured, nonrecourse promissory note (the "Long-Term Loan Arrangement Fee Note") payable to the VMS/Stout Venture as consideration for arranging long-term financing.

The note in the amount of $3,250,000 did not bear interest.  As a result of the 1993 bankruptcy proceedings, the Long-Term Loan Arrangement Fee Note became part of the Class 3-C bankruptcy claims and was payable pursuant to the bankruptcy plan after repayment of the senior and junior loans. As more fully discussed in Note D below, a significant interest in the Class 3-C bankruptcy claims was later purchased by an affiliate of the Managing General Partner.

During the period from January 1 through June 1, 2007, the Venture made payment in full of both the Assignment Note and the Long-Term Arrangement Fee Note with proceeds received from the refinancing of the mortgages encumbering all fifteen investment properties as discussed in Note G – Refinancings.

Note D - Participating Mortgage Note

AIMCO Properties L.P., which is a controlled affiliate of AIMCO and an affiliate of the Managing General Partner, purchased (i) the junior debt on November 19, 1999; (ii) bankruptcy claims relating to the residual value of the properties on November 16, 1999, and (iii) a significant interest in the class 3-C bankruptcy claim effective September 2000. These transactions occurred between AIMCO Properties, L.P. and a third party and thus had no effect on the combined financial statements of the Venture. Residual value is defined as the amount remaining from a sale of the Venture’s investment properties or refinancing of the mortgages encumbering such investment properties after payment of selling or refinancing costs and repayment of the senior and junior debt, plus accrued interest on each. The agreement states that the Venture would retain an amount equal to $13,500,000 plus accrued interest at 10% compounded monthly (the "Partnership Advance Account") from the proceeds. Interest began accruing on the Partnership Advance Account in 1993 when the bankruptcy plan was finalized. Any surplus in the Partnership Advance Account after repayment of the $42,000,000 3-C claim was to be paid 25% to AIMCO Properties, L.P., as the holder of the residual value bankruptcy claim and 75% to the Venture. Any proceeds remaining after the Partnership Advance Account was fully funded were to be split equally (the "50/50 Split") between the Venture and AIMCO Properties, L.P. as the holder of the residential value bankruptcy claim. The Venture must repay the 3-C claims, which collectively total approximately $42,000,000, from the Partnership Advance Account. The Partnership Advance Account was funded and the 3-C Claim was paid in full, as described below, during February 2007.

The Venture had recorded the estimated fair value of the participation feature as a mortgage participation liability of approximately $32,531,000 as of December 31, 2005, with a related mortgage participation debt discount of approximately $7,026,000.  The Managing General Partner reevaluated the fair value of the participation feature during the six months ended June 30, 2006 and concluded that the fair value of the participation feature should be increased by approximately $24,519,000 to $57,050,000 as of June 30, 2006.  The increase in the fair value was attributable to an increase in the fair value of the collateral properties.  The related mortgage participation debt discount at June 30, 2006 was approximately $24,204,000.  During the six months ended June 30, 2006, the Venture amortized approximately $7,341,000 of the mortgage participation debt discount, which is included in interest expense.

As of December 31, 2006 the Venture had recorded the estimated fair value of the participation feature as a mortgage participation liability of approximately $65,160,000 with a related mortgage participation debt discount of approximately $17,173,000.  In January 2007, the Venture paid approximately $19,444,000 to an affiliate of the Managing General Partner of the mortgage participation liability with proceeds from the refinancing of the mortgages encumbering all fifteen investment properties, as discussed in Note G – Refinancings.  During the period from January 1 through June 1, 2007 the Managing General Partner then reevaluated the fair value of the participation feature and concluded that the fair value of the participation feature should be increased by approximately $3,084,000 to $48,800,000 as of June 1, 2007.  The increase in the fair value was attributable to an increase in the fair value of the collateral properties.  As of June 1, 2007, the related mortgage participation debt discount had been fully amortized to a balance of zero.  During the period from January 1 through June 1, 2007, the Venture amortized approximately $20,257,000 of the mortgage participation debt discount, which is included in interest expense. In connection with the June 1, 2007 contribution of investment properties to an affiliate of the Managing General Partner, approximately $30,948,000 of the mortgage participation liability was assumed by the affiliated entity to which the properties were contributed (see Note H – Disposition of Investment Properties).  The recorded balance of the mortgage participation liability as of June 1, 2007 was approximately $17,852,000.

During June 2007 the Venture paid approximately $17,300,000 to an affiliate of the Managing General Partner of the mortgage participation liability with proceeds from the contribution of the Venture’s investment properties.  As of June 30, 2007, the mortgage participation liability’s remaining outstanding balance is approximately $552,000.

The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depended largely upon the fair value of the collateral properties.  The fair values of the collateral properties were determined either by executed contracts, third-party appraisals, third-party offers, brokers opinions of value issued in connection with marketing the properties or by using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property or other factors.

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

Asset management fees of approximately $153,000 and $171,000 were charged by affiliates of the Managing General Partner for the period from January 1 through June 1, 2007 and for the six months ended June 30, 2006, respectively. Upon disposition of the Venture’s investment properties this fee was no longer charged. These fees are included in general and administrative expense.  At December 31, 2006, approximately $184,000 of such fees were owed and were included in due to affiliates. The balance owed at December 31, 2006 was paid in February 2007.

Affiliates of the Managing General Partner received a percentage of the gross receipts from all of the Venture's properties as compensation for providing property management services. The Venture paid or accrued to such affiliates approximately $538,000 and $676,000 for the period from January 1 through June 1, 2007 and for the six months ended June 30, 2006, respectively, which are included in property management fee expense. Upon disposition of the Venture’s investment properties this fee was no longer charged. At December 31, 2006, approximately $7,000 of such fees were owed and are included in due to affiliates. The balance owed at December 31, 2006 was paid during February 2007.

Affiliates of the Managing General Partner charged the Venture reimbursement of accountable administrative expenses amounting to approximately $35,000 and $50,000 for the period from January 1 through June 1, 2007 and for the six months ended June 30, 2006, respectively. Upon disposition of the Venture’s investment properties this fee was no longer charged. These expenses were included in general and administrative expense.

During the period from January 1 through June 1, 2007 and for the six months ended June 30, 2006, the Venture was charged for reimbursement costs associated with construction management services provided by an affiliate of the Managing General Partner of approximately $80,000 and $111,000, respectively. Upon disposition of the Venture’s investment properties this fee was no longer charged. These reimbursements were included in investment properties.

An affiliate of the Managing General Partner received bookkeeping reimbursements in the amount of approximately $45,000 and $62,000 for the period from January 1 through June 1, 2007 and for the six month periods ended June 30, 2006, respectively. Upon disposition of the Venture’s investment properties this fee was no longer charged. These expenses are included in operating expense.

At December 31, 2006, the Venture owed loans of approximately $14,162,000 to an affiliate of the Managing General Partner plus accrued interest thereon of approximately $2,283,000, which were included in due to affiliates on the combined balance sheet. These loans were made in accordance with the Joint Venture Agreement and accrued interest at the prime rate plus 3%. The Venture recognized interest expense of approximately $111,000 and $604,000 during the period from January 1 through June 1, 2007 and for the six months ended June 30, 2006, respectively.  During the period from January 1 through June 1, 2007, an affiliate of the Managing General Partner loaned the Venture approximately $426,000 to cover costs associated with the January 2007 refinancing of the Venture’s properties. During the six months ended June 30, 2006, an affiliate of the Managing General Partner loaned five of the properties approximately $1,208,000 to cover outstanding capital improvement payables and two properties approximately $311,000 to cover operating expenses. During the period from January 1 through June 1, 2007 and the six months ended June 30, 2006, the Venture paid approximately $14,588,000 and $856,000 of principal and approximately $2,394,000 and $6,000 of accrued interest on loans owed to an affiliate of the Managing General Partner.

Prepetition property management fees were approved by the Bankruptcy Court for payment to a former affiliate. This allowed claim was to be paid only from available Venture cash. The Venture paid the balance owed of approximately $79,000 during the period from January 1 through June 1, 2007.

Certain affiliates of the former general partners and the VMS/Stout Venture may have been entitled to receive various fees upon disposition of the properties. These fees would be paid from disposition proceeds and would be subordinated to the limited partners receiving distributions equal to, at a minimum, their aggregate capital contributions. There were no fees earned or accrued by affiliates in connection with the disposition of the Venture’s 15 properties during 2007.

The junior debt of approximately $20,794,000 at December 31, 2006 was held by an affiliate of the Managing General Partner. The monthly principal and interest payments were based on monthly excess cash flow for each property, as defined in the mortgage agreement. During the period from January 1 through June 1, 2007 and for the six months ended June 30, 2006, the Venture recognized interest expense of approximately $143,000 and $1,220,000, respectively. During January 2007, the Venture paid in full the principal and accrued interest owed on the loans to an affiliate of the Managing General Partner with proceeds from the refinancing of the mortgages encumbering all fifteen investment properties.

The Venture insured its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Venture insured its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the period from January 1 through June 1, 2007, the Venture was charged by AIMCO and its affiliates approximately $1,047,000 for insurance coverage and fees associated with policy claims administration. The Venture expects to receive prorated premium refunds during 2007. The Venture was charged by AIMCO and its affiliates approximately $800,000 during the year ended December 31, 2006.

On June 1, 2007, the Venture completed the contribution of certain of its properties to affiliates of AIMCO Properties, LLC, in connection with that Contribution Agreement, dated August 21, 2006 and amended on January 16, 2007, by and between the Venture, AIMCO Properties, L.P. and AIMCO Properties, LLC (as amended, the “Contribution Agreement”).  See Note H – Disposition of Investment Properties for additional information.

Note F – Casualty Gains

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

Note G – Refinancings

On January 19, 2007, the Venture obtained new mortgage debt on all fifteen of its investment properties.  The tables below contain information reflecting the new principal amount and monthly payment of each new loan, as well as the amounts repaid in satisfaction of the prior loans related to such properties.

Under the terms of the new loan agreements, each of the eight investment properties in Table 1 below had the same loan terms, which are described below.  These eight investment properties consist of North Park Apartments, Chapelle Le Grande, Terrace Gardens Townhouses, Forest Ridge Apartments, The Bluffs, Watergate Apartments, Shadow Wood Apartments and Vista Village Apartments (the “Group 1 Properties”).  All of the Group 1 Properties were sold to third party buyers as of May 31, 2007 (see Note H – Disposition of Investment Properties). The outstanding debt was repaid at the time of each respective property sale.

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

The Group 1 Properties were refinanced under a credit facility (the “Credit Facility”) with Fannie Mae, which had a maturity of September 15, 2007, with one five-year extension option.  The Credit Facility also included properties in other partnerships that were affiliated with the Managing General Partner of the Venture.  The Credit Facility created separate loans for each property that were not cross-collateralized or cross-defaulted with the other property loans.  Each loan made under the Credit Facility was also prepayable at any time without penalty. The new loans made for the Group 1 Properties had a variable interest rate equal to the Fannie Mae discounted mortgage-backed security index plus 105 basis points, which was 6.27%, at the time of the refinancing, per annum and reset monthly. The interest rate on the prior first mortgage loans was 8.50% and the rate on the prior second mortgage loans was 10.84%.  The prior first and second mortgage loans were not repayable until January 1, 2007.  The terms of the new loans required monthly principal payments based on a 30-year amortization schedule using the interest rate in effect during the first month of the new loan.  Under the terms of the loan agreements, repayment of amounts due under the loans could have been accelerated at the option of the lender if an event of default, as defined in the loan agreements, occurred.  Events of default included, among other events of default set forth in the loan agreements, non-payment of monthly principal, interest and non-payment of amounts outstanding on or before the maturity date. As a condition to making the new loans, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner of the Venture, to make guarantees with respect to certain non-recourse carve-out obligations and liabilities of the Venture.

As described below, the remaining seven investment properties of the Venture set forth in Table 2 below also had identical terms with respect to the new loans (but not with respect to the new loans made to the Group 1 Properties).  These seven investment properties consist of Scotchollow, Pathfinder Village, Buena Vista Apartments, Mountain View Apartments, Crosswood Park, Casa de Monterey and Towers of Westchester Park (the “Group 2 Properties”). In connection with the June 1, 2007 contribution of the Group 2 Properties to an affiliate of the Managing General Partner, the associated $168,000,000 mortgage indebtedness was assumed by the affiliated entity which acquired the Group 2 Properties.

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

The terms of the new loans made for the Group 2 Properties required monthly payments of interest only at an annual rate of 6.16% beginning on March 1, 2007 until February 1, 2010 (the “Call Date”), at which time Principal Life Insurance Company (“Principal”), the lender, had the option to call the loans for the outstanding principal amount of the loan. Principal was required to notify the Venture or its assignee of such election on or before November 1, 2009.  On the Call Date, Principal had the option to declare the loans to be due and payable or to adjust the annual interest rate of the loans based on the number of basis points and the two year United States Treasury Issue that Principal elected to apply.  If Principal elected to adjust the interest rate, then on February 1, 2010, new monthly interest only payments would commence on March 1, 2010 until the loans matured on February 1, 2012.  The Venture or its assignee had the option to prepay the loans upon giving 30 days notice to Principal.  A prepayment premium of one-half of one percent of the principal amount to be prepaid was due if the prepayment occurred prior to March 1, 2008, or after February 1, 2010 and prior to March 1, 2011. No prepayment premium was due if the prepayment occurred from March 1, 2008 through February 1, 2010, or on or after March 1, 2011.  In accordance with the terms of the loan agreements relating to the Group 2 Properties, repayment of amounts due under the loans could have been accelerated at the option of Principal if an event of default, as defined in the loan agreements, occurred.  Events of default included, among other events of default set forth in the loan agreements, non-payment of monthly principal, interest and non-payment of amounts outstanding on or before the maturity date.  As a condition to making the new loans, Principal required AIMCO Properties, L.P., an affiliate of the Managing General Partner of the Venture, to make guarantees with respect to certain non-recourse carve-out obligations and liabilities of the Venture.  The interest rate on the prior first mortgage loans was 8.50% and the interest rate on the prior second mortgage loans was 10.84%.  The prior first and second mortgage loans were not repayable until January 1, 2007.

After repayment of principal and interest outstanding under the existing first and second mortgage loans, as well as closing costs of approximately $2,372,000 associated with obtaining the new loans, proceeds from the new mortgage loans relating to both the Group 1 Properties and the Group 2 Properties were used to repay approximately $61,582,000 in bankruptcy claims, of which approximately $56,698,000 was paid to an affiliate of the Managing General Partner, and approximately $16,983,000 in loans made by an affiliate of the Managing General Partner.  The $16,983,000 in affiliate loans included approximately $3,621,000 in temporary loans associated with obtaining the new loans.  At December 31, 2006 approximately $649,000 of the $2,372,000 of loan costs was capitalized and included in other assets on the combined balance sheet. As a result of fully satisfying the first mortgage liability during January 2007, the Venture recognized a $42,225,000 deferred gain on extinguishment of debt. This gain is comprised of the difference between the first mortgage note face amount of $152,225,000 and the agreed upon valuation amount of $110,000,000 as determined in 1997 (see Note C for further information). If the Venture had defaulted on the first mortgage note or was unable to pay the outstanding liability of the first mortgages at maturity, then the full note face amount would have become due.

Note H – Disposition of Investment Properties

On March 30, 2007, the Venture sold six of its investment properties to various third parties for a total gross sales price of $43,860,000. The net proceeds realized by the Venture were approximately $42,953,000 after payment of closing costs of approximately $907,000. The Venture used approximately $25,019,000 to repay the mortgages encumbering the properties. The Venture realized a gain on sale of approximately $33,050,000 during the three months ended March 31, 2007, as a result of the sales. An additional gain of approximately $260,000 was realized during the period from April 1, 2007 through June 1, 2007 as a result of a decrease in the estimated costs associated with the sales. In addition, the Venture recorded a loss on extinguishment of debt of approximately $340,000 due to the write-off of unamortized loan costs, which is included in interest expense for the period from January 1 through June 1, 2007.

			Net
Property	Sales	Closing	Proceeds	Mortgage	Gain on	Loss on Debt
Name	Price	Costs	Received	Repaid	Sale	Extinguishment
North Park
Apartments	$ 8,700,000	$ 142,000	$ 8,558,000	$ 6,507,000	$ 5,885,000	$ 53,000
Chapelle Le
Grande	5,250,000	208,000	5,042,000	3,202,000	3,970,000	47,000
The Bluffs	9,650,000	164,000	9,486,000	4,526,000	8,729,000	63,000
Watergate
Apartments	7,710,000	171,000	7,539,000	4,399,000	5,118,000	63,000
Shadow Wood
Apartments	5,300,000	103,000	5,197,000	3,897,000	4,215,000	50,000
Vista Village
Apartments	7,250,000	119,000	7,131,000	2,488,000	5,393,000	64,000
	$43,860,000	$ 907,000	$ 42,953,000	$ 25,019,000	$ 33,310,000	$ 340,000

On April 3, 2007, the Venture sold Terrace Gardens Townhouses to a third party for a gross sales price of $7,285,000. The net proceeds realized by the Venture were approximately $7,191,000 after payment of closing costs of approximately $94,000. The Venture used approximately $4,532,000 to repay the mortgage encumbering the property. The Venture realized a gain on sale of approximately $5,396,000 during the period from April 1 through June 1, 2007 as a result of the sale. In addition, the Venture recorded a loss on extinguishment of debt of approximately $84,000 due to the write off of unamortized loan costs, which is included in interest expense for the period from April 1 through June 1, 2007.

On May 31, 2007, the Venture sold Forest Ridge to a third party for a gross sales price of $19,750,000. The net proceeds realized by the Venture were approximately $19,489,000 after payment of closing costs of approximately $261,000. The Venture used approximately $8,651,000 to repay the mortgage encumbering the property. The Venture realized a gain on sale of approximately $17,206,000 during the period from April 1 through June 1, 2007 as a result of the sale. In addition, the Venture recorded a loss on extinguishment of debt of approximately $52,000 due to the write off of unamortized loan costs, which is included in interest expense for the period from April 1 through June 1, 2007.

Pursuant to a Contribution Agreement dated August 21, 2006, as amended January 16, 2007, among the Venture, AIMCO Properties, L.P. and AIMCO Properties, LLC, its subsidiary, the Venture agreed to contribute seven of its investment properties to AIMCO Properties, LLC or its affiliates for consideration totaling $230,078,000.

This price represented the sum of the greater of the appraised market value of the fee simple interest in the seven investment properties and internal valuations prepared annually by AIMCO. The limited partners of the Partnerships were given the option to waive their right to receive the cash distribution with respect to the Affiliated Contribution and receive in lieu of cash, partnership common units in AIMCO Properties, L.P., or a combination of units and cash (the “Alternative Consideration”).

On June 1, 2007, the Venture contributed the seven investment properties to affiliates of AIMCO Properties, LLC for consideration totaling $230,078,000.  The Venture received net cash proceeds of approximately $21,282,000 after payment of closing costs, the assumption of the mortgages encumbering the properties, the assumption of the mortgage participation liability and accounting for the Alternative Consideration.  The Venture and AIMCO are deemed to be entities under common control and any gains generated by a transfer of assets between entities under common control are not recognized.  The excess of the aggregate amount of cash and fair value of partnership common units received by the Venture and the limited partners in exchange for the investment properties transferred to AIMCO affiliates over the Venture’s aggregate carrying amount of the investment properties is treated as a capital contribution to the Venture from AIMCO.  As a result, the Venture recorded a capital contribution of $196,780,000 representing the amount by which the consideration received exceeded the carrying amount of the net assets transferred to affiliates of AIMCO Properties, LLC.  In addition, the Venture recorded Alternative Consideration of $9,667,000, which reflects the value of the partnership common units of AIMCO Properties, L.P. that were transferred directly to the limited partners who elected to waive their right to receive a cash distribution with respect to the transfer of assets disclosed above.  The per unit value was calculated based on the terms of the Contribution Agreement, which stated that the per unit value would be the amount of cash consideration, the receipt of which was waived by the limited partner, divided by the average daily closing price of the Class A Common Stock of AIMCO for the 20 consecutive days prior to closing.

				Net
Property	Total	Closing	Mortgage	Consideration	Capital
Name	Consideration	Costs	Assumed	Received	Contribution

Buena Vista	$ 19,028,000	$ 11,000	$ 13,300,000	$ 1,966,000	$ 16,981,000
Casa De
Monterey	18,200,000	10,000	13,800,000	1,509,000	15,387,000
Crosswood
Park	15,750,000	9,000	13,000,000	942,000	11,544,000
Scotchollow	67,800,000	38,000	49,000,000	6,451,000	59,142,000
Mountain View	30,800,000	17,000	23,300,000	2,573,000	26,488,000
Pathfinder
Village	34,700,000	20,000	23,800,000	3,741,000	28,383,000
Towers of
Westchester	43,800,000	76,000	31,800,000	4,100,000	38,855,000
	$230,078,000	$ 181,000	$ 168,000,000	$ 21,282,000	$ 196,780,000

Note I - Contingencies

The Venture is unaware of any pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Venture could potentially be liable for environmental liabilities or costs associated with its properties.

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

The Venture sold six of its investment properties during March 2007, sold one of its investment properties in April 2007, and sold an additional property in May 2007. The final seven investment properties were contributed to affiliates of AIMCO Properties, LLC a wholly owned subsidiary of AIMCO on June 1, 2007 to complete the Affiliated Contribution (discussed below) as required under the terms of the Contribution Agreement dated August 21, 2006 as amended on January 16, 2007.

Results of Operations

As of June 1, 2007, the Venture adopted the liquidation basis of accounting due to the disposition of its remaining investment properties. Prior to adopting the liquidation basis of accounting, the Venture recorded net income for the period from January 1 through June 1, 2007 of approximately $76,393,000 compared to a net loss of approximately $8,397,000 for the six months ended June 30, 2006. The increase in net income was primarily due to the recognition of a gain on sale of discontinued operations, the recognition of a deferred gain on extinguishment of debt partially offset by an increase in loss from discontinued operations.

On March 30, 2007, the Venture sold six of its investment properties to various third parties for a total gross sales price of $43,860,000. The net proceeds realized by the Venture were approximately $42,953,000 after payment of closing costs of approximately $907,000. The Venture used approximately $25,019,000 to repay the mortgages encumbering the properties. The Venture realized a gain on sale of approximately $33,050,000 during the three months ended March 31, 2007 as a result of the sales. An additional gain of approximately $260,000 was realized during the period from April 1, 2007 through June 1, 2007 as a result of a decrease in the estimated costs associated with the sales. In addition, the Venture recorded a loss on extinguishment of debt of approximately $340,000 due to the write-off of unamortized loan costs, which is included in interest expense for the period from January 1 through June 1, 2007.

			Net
Property	Sales	Closing	Proceeds	Mortgage	Gain on	Loss on Debt
Name	Price	Costs	Received	Repaid	Sale	Extinguishment
North Park
Apartments	$ 8,700,000	$ 142,000	$ 8,558,000	$ 6,507,000	$ 5,885,000	$ 53,000
Chapelle Le
Grande	5,250,000	208,000	5,042,000	3,202,000	3,970,000	47,000
The Bluffs	9,650,000	164,000	9,486,000	4,526,000	8,729,000	63,000
Watergate
Apartments	7,710,000	171,000	7,539,000	4,399,000	5,118,000	63,000
Shadow Wood
Apartments	5,300,000	103,000	5,197,000	3,897,000	4,215,000	50,000
Vista Village
Apartments	7,250,000	119,000	7,131,000	2,488,000	5,393,000	64,000
	$43,860,000	$ 907,000	$ 42,953,000	$ 25,019,000	$ 33,310,000	$ 340,000

On April 3, 2007, the Venture sold Terrace Gardens Townhouses to a third party for a gross sales price of $7,285,000. The net proceeds realized by the Venture were approximately $7,191,000 after payment of closing costs of approximately $94,000. The Venture used approximately $4,532,000 to repay the mortgage encumbering the property. The Venture realized a gain on sale of approximately $5,396,000 during the period from April 1 through ended June 1, 2007 as a result of the sale. In addition, the Venture recorded a loss on extinguishment of debt of approximately $84,000 due to the write off of unamortized loan costs, which is included in interest expense for the period from April 1 through June 1, 2007.

On May 31, 2007, the Venture sold Forest Ridge to a third party for a gross sales price of $19,750,000. The net proceeds realized by the Venture were approximately $19,489,000 after payment of closing costs of approximately $261,000. The Venture used approximately $8,651,000 to repay the mortgage encumbering the property. The Venture realized a gain on sale of approximately $17,206,000 during the period from April 1 through June 1, 2007 as a result of the sale. In addition, the Venture recorded a loss on extinguishment of debt of approximately $52,000 due to the write off of unamortized loan costs, which is included in interest expense for the period from April 1 through June 1, 2007.

Pursuant to a Contribution Agreement dated August 21, 2006, as amended January 16, 2007, among the Venture, AIMCO Properties, L.P. and AIMCO Properties, LLC, its subsidiary, the Venture agreed to contribute seven of its investment properties to AIMCO Properties, LLC or its affiliates for consideration totaling $230,078,000. This price represented the sum of the greater of the appraised market value of the fee simple interest in the seven investment properties and internal valuations prepared annually by AIMCO. The limited partners of the Partnerships were given the option to waive their right to receive the cash distribution with respect to the Affiliated Contribution and receive in lieu of cash, partnership common units in AIMCO Properties, L.P., or a combination of units and cash (the “Alternative Consideration”).

On June 1, 2007, the Venture contributed the seven investment properties to affiliates of AIMCO Properties, LLC for consideration totaling $230,078,000.  The Venture received net cash proceeds of approximately $21,282,000 after payment of closing costs, the assumption of the mortgages encumbering the properties, the assumption of the mortgage participation liability and accounting for the Alternative Consideration.  The Venture and AIMCO are deemed to be entities under common control and any gains generated by a transfer of assets between entities under common control are not recognized.  The excess of the aggregate amount of cash and fair value of partnership common units received by the Venture and the limited partners in exchange for the investment properties transferred to AIMCO affiliates over the Venture’s aggregate carrying amount of the investment properties is treated as a capital contribution to the Venture from AIMCO.  As a result, the Venture recorded a capital contribution of $196,780,000 representing the amount by which the consideration received exceeded the carrying amount of the net assets transferred to affiliates of AIMCO Properties, LLC.  In addition, the Venture recorded Alternative Consideration of $9,667,000, which reflects the value of the partnership common units of AIMCO Properties, L.P. that were transferred directly to the limited partners who elected to waive their right to receive a cash distribution with respect to the transfer of assets disclosed above.  The per unit value was calculated based on the terms of the Contribution Agreement, which stated that the per unit value would be the amount of cash consideration, the receipt of which was waived by the limited partner, divided by the average daily closing price of the Class A Common Stock of AIMCO for the 20 consecutive days prior to closing.

				Net
Property	Total	Closing	Mortgage	Consideration	Capital
Name	Consideration	Costs	Assumed	Received	Contribution

Buena Vista	$ 19,028,000	$ 11,000	$ 13,300,000	$ 1,966,000	$ 16,981,000
Casa De
Monterey	18,200,000	10,000	13,800,000	1,509,000	15,387,000
Crosswood
Park	15,750,000	9,000	13,000,000	942,000	11,544,000
Scotchollow	67,800,000	38,000	49,000,000	6,451,000	59,142,000
Mountain View	30,800,000	17,000	23,300,000	2,573,000	26,488,000
Pathfinder
Village	34,700,000	20,000	23,800,000	3,741,000	28,383,000
Towers of
Westchester	43,800,000	76,000	31,800,000	4,100,000	38,855,000
	$230,078,000	$ 181,000	$ 168,000,000	$ 21,282,000	$ 196,780,000

Excluding the impact of the gain from the sale of discontinued operations and the recognition of deferred gain on extinguishment of debt, the Venture recognized a loss from discontinued operations of approximately $21,744,000 for the period from January 1 through June 1, 2007 and approximately $8,397,000 for the six months ended June 30, 2006. For the period April 1, 2007 through June 1, 2007 the Venture recorded a net loss of approximately $8,315,000 as compared to a loss of approximately $5,976,000 for the three months ended June 30, 2006. The increase in loss from discontinued operations for the period ended June 1, 2007 is due to an increase in total expenses, a decrease in total revenues and the recognition of casualty gains during 2006. The increase in loss from discontinued operations for the period April 1, 2007 through June 1, 2007 is due to a decrease in total revenues and the recognition of casualty gains during 2006 partially offset by a decrease in total expenses.

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

For the period from January 1 through June 1, 2007, excluding the effect of the change in operating, property management fee and property tax expenses as a result of the disposition of all 15 investment properties, total expenses increased due to increases in general and administrative and interest expenses partially offset by decreases in depreciation expense. Interest expense increased as a result of an increase in the amortization of the debt discount related to the mortgage participation liability and the recognition of a loss on extinguishment of debt, as discussed above, partially offset by a decrease in interest expense on advances from an affiliate of the Managing General Partner and the interest on the senior and junior debts as all advances and accrued interest were repaid during the first quarter of 2007 and replaced with new mortgages (see discussion below). Depreciation expense decreased due to the sale of six of the investment properties during the three months ended March 31, 2007 and the remaining nine investment properties being classified as held for sale at March 31, 2007 which meant no depreciation was recorded during the period from April 1 through June 1, 2007.

General and administrative expense increased for the period from January 1 through June 30, 2007 due to an increase in professional expenses related to the disposition of the Venture’s investment properties. Included in general and administrative expenses for the period from January 1 through June 30, 2007 and the six months ended June 30, 2006 are asset management fees and reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Venture. Costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

Liquidity and Capital Resources

At June 1, 2007, the Venture had cash and cash equivalents of approximately $64,398,000 as compared to approximately $1,878,000 at June 30, 2006.  Cash and cash equivalents increased approximately $62,532,000 from December 31, 2006. The increase in cash and cash equivalents is a result of approximately $89,806,000 of cash provided by investing activities partially offset by approximately $26,238,000 and $1,036,000 of cash used in financing and operating activities, respectively.   Cash provided by investing activities consisted of net proceeds from the disposition of all fifteen of the Venture’s investment properties and net withdrawals from restricted escrow accounts partially offset by property improvements and replacements.  Cash used in financing activities consisted of the repayment of mortgage notes payable and notes payable, monthly principal payments of mortgage notes payable, payment of loan costs associated with the refinancing of all the Venture’s investment properties, repayment of advances from an affiliate of the Managing General Partner, and payment of the mortgage participation liability partially offset by the receipt of proceeds from the refinancing of all fifteen of the Venture’s investment properties and the receipt of advances from an affiliate of the Managing General Partner. The Venture invests its working capital reserves in interest bearing accounts.

Under the terms of the outstanding mortgage debt at December 31, 2006 and prior to the refinancing on January 19, 2007, the Venture was generally restricted to annual capital improvements of $300 per unit, or approximately $888,000 for all of its properties.  Such amount is equal to the required replacement reserve funding of the senior debt.  Under the terms of the previous mortgage debt, as the Venture identified properties that needed additional capital improvements above $300 per unit, approval of the holders of the junior and senior debt was required. The Venture identified during the third quarter of 2004 approximately $6,440,000 of capital improvements that needed to be made to the properties as a result of life safety issues, compliance with ADA requirements and immediate property improvement requirements.  The majority of the work was completed during 2006.  On November 2, 2004, the Venture, the holder of the senior debt and AIMCO Properties, L.P., which is also the holder of the junior debt, agreed that AIMCO Properties, L.P. would loan up to approximately $6,440,000 to the Venture (the “Mezzanine Loan”) to fund the above mentioned capital improvements that were to be made to the Venture’s properties.  The Mezzanine Loan bore interest at a rate of prime plus 3%, with unpaid interest being compounded monthly.  The Venture, the holder of the senior debt and AIMCO Properties, L.P. also agreed that cash flow that would otherwise be used to repay the junior debt would instead be used to repay the Mezzanine Loan, until such time as the Mezzanine Loan and all accrued interest thereon was paid in full.  The Venture’s Managing General Partner believed that the payment of such amounts to reduce the Mezzanine Loan instead of the junior debt would reduce the amount of the junior debt amortized prior to its maturity (thereby increasing the amount due) by an amount at least equal to the principal and interest on the Mezzanine Loan, the effect of which was to reduce the ultimate payment received by the Venture and holders of outstanding Bankruptcy Claims by a similar amount. During January 2007 the Venture obtained new mortgage debt on all fifteen of its investment properties. The proceeds received from the January 2007 refinancing were sufficient to repay the existing senior and junior debt of the Venture.  As such, the above restriction of $300 per unit for capital improvements no longer exists.

North Park Apartments: The Venture completed approximately $80,000 in capital expenditures at North Park Apartments for the period from January 1 through June 1, 2007, consisting primarily of floor covering replacements, structural improvements and exterior doors. These improvements were funded from operating cash flow. The property was sold in March 2007.

Chapelle Le Grande: The Venture completed approximately $33,000 in capital expenditures at Chapelle Le Grande for the period from January 1 through June 1, 2007, consisting primarily of structural improvements and floor covering replacements. These improvements were funded from operating cash flow. The property was sold in March 2007.

The Bluffs: The Venture completed approximately $10,000 in capital expenditures at The Bluffs for the period from January 1 through June 1, 2007, consisting primarily of floor covering replacements and plumbing upgrades. These improvements were funded from operating cash flow. The property was sold in March 2007.

Watergate Apartments: The Venture completed approximately $58,000 in capital expenditures at Watergate Apartments for the period from January 1 through June 1, 2007, consisting primarily of roof, appliance and floor covering replacements, parking lot improvements and water and sewer upgrades. These improvements were funded from operating cash flow. The property was sold in March 2007.

Shadow Wood Apartments: The Venture completed approximately $34,000 in capital expenditures at Shadowood Apartments for the period from January 1 through June 1, 2007, consisting primarily of plumbing upgrades, kitchen and bath resurfacing and floor covering replacements. These improvements were funded from operating cash flow.  The property was sold in March 2007.

Vista Village Apartments: The Venture completed approximately $11,000 in capital expenditures at Vista Village Apartments for the period from January 1 through June 1, 2007, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The property was sold in March 2007.

Terrace Gardens: The Venture completed approximately $16,000 in capital expenditures at Terrace Gardens for the period from January 1 through June 1, 2007, consisting primarily of office computers and floor covering replacements. These improvements were funded from operating cash flow. The property was sold in April 2007.

Forest Ridge Apartments: The Venture completed approximately $71,000 in capital expenditures at Forest Ridge Apartments for the period from January 1 through June 1, 2007, consisting primarily of water heater and floor covering replacements, interior doors and boiler/cooling towers. These improvements were funded from operating cash flow. The property was sold in May 2007.

Scotchollow: The Venture completed approximately $275,000 in capital expenditures at Scotchollow for the period from January 1 through June 1, 2007, consisting primarily of floor covering, siding and water heater replacements, water and sewer upgrades and plumbing fixtures. These improvements were funded from operating cash flow. The property was contributed to an affiliate of AIMCO Properties, LLC on June 1, 2007.

Pathfinder Village: The Venture completed approximately $121,000 in capital expenditures at Pathfinder Village for the period from January 1 through June 1, 2007, consisting primarily of water heater upgrades, countertop upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow.  The property was contributed to an affiliate of AIMCO Properties, LLC on June 1, 2007.

Buena Vista Apartments: The Venture completed approximately $25,000 in capital expenditures at Buena Vista Apartments for the period from January 1 through June 1, 2007, consisting primarily of kitchen and bath resurfacing, appliance and floor covering replacements and plumbing fixtures. These improvements were funded from operating cash flow. The property was contributed to an affiliate of AIMCO Properties, LLC on June 1, 2007.

Mountain View Apartments: The Venture completed approximately $83,000 in capital expenditures at Mountain View Apartments for the period from January 1 through June 1, 2007, consisting primarily of kitchen and bath resurfacing and floor covering replacements. These improvements were funded from operating cash flow.  The property was contributed to an affiliate of AIMCO Properties, LLC on June 1, 2007.

Crosswood Park: The Venture completed approximately $89,000 in capital expenditures at Crosswood Park for the period from January 1 through June 1 2007, consisting primarily of kitchen and bath resurfacing, drapes and blinds, clubhouse renovations and appliance and floor covering replacements. These improvements were funded from operating cash flow. The property was contributed to an affiliate of AIMCO Properties, LLC on June 1, 2007.

Casa de Monterey: The Venture completed approximately $134,000 in capital expenditures at Casa de Monterey for the period from January 1 through June 1, 2007, consisting primarily of structural improvements, kitchen and bath resurfacing, balcony and floor covering replacements. These improvements were funded from operating cash flow. The property was contributed to an affiliate of AIMCO Properties, LLC on June 1, 2007.

Towers of Westchester Park: The Venture completed approximately $149,000 in capital expenditures at Towers of Westchester Park for the period from January 1 through June 1, 2007, consisting primarily of elevator upgrades, roof replacements, ground lighting, fire safety and HVAC upgrades and floor covering replacements. These improvements were funded from operating cash flow.  The property was contributed to an affiliate of AIMCO Properties, LLC on June 1, 2007.

On January 19, 2007, the Venture obtained new mortgage debt on all fifteen of its investment properties.  The tables below contain information reflecting the new principal amount and monthly payment of each new loan, as well as the amounts repaid in satisfaction of the prior loans related to such properties.

Under the terms of the new loan agreements, each of the eight investment properties in Table 1 below has the same loan terms, which are described below.  These eight investment properties consist of North Park Apartments, Chapelle Le Grande, Terrace Gardens Townhouses, Forest Ridge Apartments, The Bluffs, Watergate Apartments, Shadow Wood Apartments and Vista Village Apartments (the “Group 1 Properties”).  All of the Group 1 Properties were sold to third party buyers as of May 31, 2007 (see Note H – Disposition of Investment Properties). The outstanding debt was repaid at the time of each respective property sale.

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

The Group 1 Properties were refinanced under a credit facility (the “Credit Facility”) with Fannie Mae, which had a maturity of September 15, 2007, with one five-year extension option.  The Credit Facility also included properties in other partnerships that were affiliated with the Managing General Partner of the Venture.  The Credit Facility created separate loans for each property that were not cross-collateralized or cross-defaulted with the other property loans.  Each loan made under the Credit Facility was also prepayable at any time without penalty. The new loans made for the Group 1 Properties had a variable interest rate equal to the Fannie Mae discounted mortgage-backed security index plus 105 basis points, which was 6.27%, at the time of the refinancing, per annum and reset monthly. The interest rate on the prior first mortgage loans was 8.50% and the rate on the prior second mortgage loans was 10.84%.  The prior first and second mortgage loans were not repayable until January 1, 2007.  The terms of the new loans required monthly principal payments based on a 30-year amortization schedule using the interest rate in effect during the first month of the new loan.  Under the terms of the loan agreements, repayment of amounts due under the loans could have been accelerated at the option of the lender if an event of default, as defined in the loan agreements, occurred.  Events of default included, among other events of default set forth in the loan agreements, non-payment of monthly principal, interest and non-payment of amounts outstanding on or before the maturity date. As a condition to making the new loans, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner of the Venture, to make guarantees with respect to certain non-recourse carve-out obligations and liabilities of the Venture.

As described below, the remaining seven investment properties of the Venture set forth in Table 2 below also had identical terms with respect to the new loans (but not with respect to the new loans made to the Group 1 Properties).  These seven investment properties consist of Scotchollow, Pathfinder Village, Buena Vista Apartments, Mountain View Apartments, Crosswood Park, Casa de Monterey and Towers of Westchester Park (the “Group 2 Properties”). In connection with the June 1, 2007 contribution of the Group 2 Properties to an affiliate of the Managing General Partner, the associated $168,000,000 mortgage indebtedness was assumed by the affiliated entity which acquired the Group 2 Properties.

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

The terms of the new loans made for the Group 2 Properties required monthly payments of interest only at an annual rate of 6.16% beginning on March 1, 2007 until February 1, 2010 (the “Call Date”), at which time Principal Life Insurance Company (“Principal”), the lender, had the option to call the loans for the outstanding principal amount of the loan. Principal was required to notify the Venture or its assignee of such election on or before November 1, 2009.  On the Call Date, Principal had the option to declare the loans to be due and payable or to adjust the annual interest rate of the loans based on the number of basis points and the two year United States Treasury Issue that Principal elected to apply.  If Principal elected to adjust the interest rate, then on February 1, 2010, new monthly interest only payments would commence on March 1, 2010 until the loans mature on February 1, 2012.  The Venture or its assignee had the option to prepay the loans upon giving 30 days notice to Principal.  A prepayment premium of one-half of one percent of the principal amount to be prepaid was due if the prepayment occurred prior to March 1, 2008, or after February 1, 2010 and prior to March 1, 2011. No prepayment premium was due if the prepayment occurred from March 1, 2008 through February 1, 2010, or on or after March 1, 2011.  In accordance with the terms of the loan agreements relating to the Group 2 Properties, repayment of amounts due under the loans could have been accelerated at the option of Principal if an event of default, as defined in the loan agreements, occurred.  Events of default included, among other events of default set forth in the loan agreements, non-payment of monthly principal, interest and non-payment of amounts outstanding on or before the maturity date.  As a condition to making the new loans, Principal required AIMCO Properties, L.P., an affiliate of the Managing General Partner of the Venture, to make guarantees with respect to certain non-recourse carve-out obligations and liabilities of the Venture.  The interest rate on the prior first mortgage loans was 8.50% and the interest rate on the prior second mortgage loans was 10.84%.  The prior first and second mortgage loans were not repayable until January 1, 2007.

After repayment of principal and interest outstanding under the existing first and second mortgage loans, as well as closing costs of approximately $2,372,000 associated with obtaining the new loans, proceeds from the new mortgage loans relating to both the Group 1 Properties and the Group 2 Properties were used to repay approximately $61,582,000 in bankruptcy claims, of which approximately $56,698,000 was paid to an affiliate of the Managing General Partner, and approximately $16,983,000 in loans made by an affiliate of the managing general partner.  The $16,983,000 in affiliate loans included approximately $3,621,000 in temporary loans associated with obtaining the new loans.  At December 31, 2006 approximately $649,000 of the $2,372,000 of loan costs was capitalized and included in other assets on the combined balance sheet. As a result of fully satisfying the first mortgage liability during January 2007, the Venture recognized a $42,225,000 deferred gain on extinguishment of debt. This gain is comprised of the difference between the first mortgage note face amount of $152,225,000 and the agreed upon valuation amount of $110,000,000 as determined in 1997. If the Venture had defaulted on the first mortgage note or was unable to pay the outstanding liability of the first mortgages at maturity, then the full note face amount would have been due.

AIMCO Properties L.P., which is a controlled affiliate of AIMCO and an affiliate of the Managing General Partner, purchased (i) the junior debt on November 19, 1999; (ii) bankruptcy claims relating to the residual value of the properties on November 16, 1999, and (iii) a significant interest in the class 3-C bankruptcy claim effective September 2000. These transactions occurred between AIMCO Properties, L.P. and a third party and thus had no effect on the combined financial statements of the Venture. Residual value is defined as the amount remaining from a sale of the Venture’s investment properties or refinancing of the mortgages encumbering such investment properties after payment of selling or refinancing costs and repayment of the senior and junior debt, plus accrued interest on each. The agreement states that the Venture would retain an amount equal to $13,500,000 plus accrued interest at 10% compounded monthly (the "Partnership Advance Account") from the proceeds. Interest began accruing on the Partnership Advance Account in 1993 when the bankruptcy plan was finalized. Any surplus in the Partnership Advance Account after repayment of the $42,000,000 3-C claim was to be paid 25% to AIMCO Properties, L.P., as the holder of the residual value bankruptcy claim and 75% to the Venture. Any proceeds remaining after the Partnership Advance Account was fully funded were to be split equally (the "50/50 Split") between the Venture and AIMCO Properties, L.P. as the holder of the residential value bankruptcy claim. The Venture must repay the 3-C claims, which collectively total approximately $42,000,000 from the Partnership Advance Account. The Partnership Advance Account was funded and the 3-C Claim was paid in full, as described below, during February 2007.

The Venture had recorded the estimated fair value of the participation feature as a mortgage participation liability of approximately $32,531,000 as of December 31, 2005, with a related mortgage participation debt discount of approximately $7,026,000.  The Managing General Partner reevaluated the fair value of the participation feature during the six months ended June 30, 2006 and concluded that the fair value of the participation feature should be increased by approximately $24,519,000 to $57,050,000 as of June 30, 2006.  The increase in the fair value was attributable to an increase in the fair value of the collateral properties.  The related mortgage participation debt discount at June 30, 2006 was approximately $24,204,000.  During the six months ended June 30, 2006, the Venture amortized approximately $7,341,000 of the mortgage participation debt discount, which is included in interest expense.

As of December 31, 2006 the Venture had recorded the estimated fair value of the participation feature as a mortgage participation liability of approximately $65,160,000 with a related mortgage participation debt discount of approximately $17,173,000.  In January 2007, the Venture paid approximately $19,444,000 to an affiliate of the Managing General Partner of the mortgage participation liability with proceeds from the refinancing of the mortgages encumbering all fifteen investment properties, as discussed in Note G – Refinancings.  During the period from January 1 through June 1, 2007 the Managing General Partner then reevaluated the fair value of the participation feature and concluded that the fair value of the participation feature should be increased by approximately $3,084,000 to $48,800,000 as of June 1, 2007.  The increase in the fair value was attributable to an increase in the fair value of the collateral properties.  As of June 1, 2007, the related mortgage participation debt discount had been fully amortized to a balance of zero.  During the period from January 1 through June 1, 2007, the Venture amortized approximately $20,257,000 of the mortgage participation debt discount, which is included in interest expense. In connection with the June 1, 2007 contribution of investment properties to an affiliate of the Managing General Partner, approximately $30,948,000 of the mortgage participation liability was assumed by the affiliated entity to which the properties were contributed (see Note H – Disposition of Investment Properties).  The recorded balance of the mortgage participation liability as of June 1, 2007 was approximately $17,852,000.

During June 2007 the Venture paid approximately $17,300,000 to an affiliate of the Managing General Partner of the mortgage participation liability with proceeds from the contribution of the Venture’s investment properties.  As of June 30, 2007, the mortgage participation liability’s remaining outstanding balance is approximately $552,000.

The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depended largely upon the fair value of the collateral properties.  The fair values of the collateral properties were determined either by executed contracts, third-party appraisals, third-party offers, brokers opinions of value issued in connection with marketing the properties or by using the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property or other factors.

As a result of the decision to liquidate the Venture, the Venture changed its basis of accounting for its combined financial statements at June 1, 2007, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner’s estimates as of the date of the combined financial statements.

In accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $210,000, which is included in the Combined Statements of Changes in Partners' Capital/(Deficiency) Net Assets In Liquidation. The net adjustments are summarized as follows:

Decrease in
Net Assets
(in thousands)
Adjustment of other assets and liabilities, net	$ 210

There were no cash distributions to the partners of either of the Ventures for the six months ended June 30, 2007 and 2006. In accordance with the respective Agreements of Limited Partnership, there are no material restrictions on the Partnerships' ability to make cash distributions. Future cash distributions are subject to the order of distributions as stipulated by the Venture's Plan of Reorganization. The Venture anticipates distributing available cash from the 2007 refinancings and property dispositions to its partners during the fourth quarter of 2007.

Other

As a result of tender offers, AIMCO and its affiliates currently own 119 units of limited partnership interest in Portfolio I representing 18.48% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio I of 20.48% at June 30, 2007.  AIMCO and its affiliates currently own 67.42 units of limited partnership interest in Portfolio II representing 25.25% of the outstanding limited partnership interests, along with the 2% general partner interest for a combined ownership in Portfolio II of 27.25% at June 30, 2007. The Venture is owned 70.69% by Portfolio I and 29.31% by Portfolio II which results in AIMCO and its affiliates currently owning 22.47% of the Venture at June 30, 2007. Under the Partnership Agreements, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Venture Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Venture, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Venture and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Participating Mortgage Note

The Venture had a participating mortgage note which required it to record the estimated fair value of the participation feature as a liability and a debt discount. The fair value of the participation feature was calculated based upon information currently available to the Managing General Partner and depended largely upon the fair value of the collateral properties. These fair values were determined using appraisal values, third party offers or the net operating income of the properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, physical condition of the property and other factors. The Managing General Partner evaluated the fair value of the participation feature on an annual basis or as circumstances dictated that it should be analyzed.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Venture was exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affected the interest earned on the Venture's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Venture does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Venture was exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations.

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

VMS NATIONAL PROPERTIES JOINT VENTURE

(Venture)

VMS NATIONAL PROPERTIES JOINT VENTURE
(Venture)
VMS National Residential Portfolio I

By: MAERIL, Inc.
Managing General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

VMS National Residential Portfolio II

By: MAERIL, Inc.
Managing General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

10.5(1)

Contribution Agreement, dated August 21, 2006 by and between VMS National Properties Joint Venture, AIMCO Properties, L.P. and AIMCO Properties, LLC. Incorporated by reference to the Venture’s Form 8-K dated August 21, 2006.

10.5(1)a

Amendment No. 1 to the Contribution Agreement, dated January 16, 2007, by and between VMS National Properties Joint Venture, Aimco Properties, L.P. and Aimco Properties, LLC. Incorporated by reference to the Venture’s Form 8-K dated January 16, 2007.

10.5

Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and Steven D. Bell & Company, a North Carolina corporation, dated November 22, 2006. Incorporated by reference to the Venture’s Form 8-K dated November 22, 2006. (Watergate)

10.5b

Second Amendment to Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and Steven D. Bell & Company, a North Carolina corporation, dated December 14, 2006. Incorporated by reference to the Venture’s Form 8-K dated December 14, 2006.

10.6

Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and Juniper Investment Group, Ltd., a Texas limited partnership, dated November 28, 2006. Incorporated by reference to the Venture’s Form 8-K dated November 28, 2006. (Shadowood)

10.6a

First Amendment to Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and Juniper Investment Group, Ltd., a Texas limited partnership, dated January 3, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 3, 2007.

10.7

Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and Holland Acquisition Co., LLC, a Washington limited liability company, dated December 4, 2006. Incorporated by reference to the Venture’s Form 8-K dated December 4, 2006. (Bluffs)

10.8

Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and the affiliated Selling Partnerships, and Northview Realty Group, Inc., a Canadian corporation, dated December 4, 2006. Incorporated by reference to the Venture’s Form 8-K dated December 4, 2006. (Terrace Gardens)

VMS NATIONAL PROPERTIES JOINT VENTURE

EXHIBIT INDEX - continued

10.8a

First Amendment to Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and the affiliated Selling Partnerships, and Northview Realty Group, Inc., a Canadian corporation, dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 18, 2007.

10.9

Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and Cash Investments of El Paso, LLC, a Texas limited liability company dated December 11, 2006. Incorporated by reference to the Venture’s Form 8-K dated December 11, 2006. (Vista Village).

10.9a

First Amendment to Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and Cash Investments of El Paso, LLC, a Texas limited liability company dated January 12, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 12, 2007.

10.10

Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and Financial Equity Associates, Ltd., an Illinois corporation, dated December 12, 2006. Incorporated by reference to the Venture’s Form 8-K dated December 12, 2006. (Chapelle)

10.10a

First Amendment to Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and Financial Equity Associates, Ltd., an Illinois corporation, dated December 27, 2006. Incorporated by reference to the Venture’s Form 8-K dated December 27, 2006.

10.10b

Second Amendment to Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and Financial Equity Associates, Ltd., an Illinois corporation, dated December 29, 2006. Incorporated by reference to the Venture’s Form 8-K dated December 27, 2006.

10.11

Secured Promissory Note – Loan 755505 Mountain View Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.12

Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing – Loan 755505 Mountain View Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

VMS NATIONAL PROPERTIES JOINT VENTURE

EXHIBIT INDEX - continued

10.13

Guaranty – Loan 755505 Mountain View Apartments between AIMCO Properties, L.P., a Delaware limited partnership, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.14

Property Reserves Agreement – Loan 755505 Mountain View Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.15

Secured Promissory Note – Loan 755504 Casa de Monterey between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.16

Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing – Loan 755504 Casa de Monterey between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.17

Guaranty – Loan 755504 Casa de Monterey between AIMCO Properties, L.P., a Delaware limited partnership, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.18

Property Reserves Agreement – Loan 755504 Casa de Monterey between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.19

Secured Promissory Note – Loan 755503 Pathfinder Village between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.20

Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing – Loan 755503 Pathfinder Village between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

VMS NATIONAL PROPERTIES JOINT VENTURE

EXHIBIT INDEX - continued

10.21

Guaranty – Loan 755503 Pathfinder Village between AIMCO Properties, L.P., a Delaware limited partnership, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.22

Property Reserves Agreement – Loan 755503 Pathfinder Village between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.23

Secured Promissory Note – Loan 755502 Crosswood Park between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.24

Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing – Loan 755502 Crosswood Park between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.25

Guaranty – Loan 755502 Crosswood Park between AIMCO Properties, L.P., a Delaware limited partnership, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.26

Property Reserves Agreement – Loan 755502 Crosswood Park between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.27

Secured Promissory Note – Loan 755501 Buena Vista Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.28

Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing – Loan 755501 Buena Vista Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

VMS NATIONAL PROPERTIES JOINT VENTURE

EXHIBIT INDEX - continued

10.29

Guaranty – Loan 755501 Buena Vista Apartments between AIMCO Properties, L.P., a Delaware limited partnership, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.30

Property Reserves Agreement – Loan 755501 Buena Vista Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.31

Secured Promissory Note – Loan 755500 Towers of Westchester Park between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.32

Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing – Loan 755500 Towers of Westchester Park between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.33

Guaranty – Loan 755500 Towers of Westchester Park between AIMCO Properties, L.P., a Delaware limited partnership, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.34

Property Reserves Agreement – Loan 755500 Towers of Westchester Park between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.35

Secured Promissory Note – Loan #1 755498 Scotchollow between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.36

Secured Promissory Note – Loan #2 755498 Scotchollow between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

VMS NATIONAL PROPERTIES JOINT VENTURE

EXHIBIT INDEX - continued

10.37

Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing – Loan 755498 Scotchollow between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.38

Guaranty – Loan 755498 Scotchollow between AIMCO Properties, L.P., a Delaware limited partnership, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.39

Property Reserves Agreement – Loan 755498 Scotchollow between VMS National Properties Joint Venture, an Illinois joint venture, and Principal Life Insurance Company, an Iowa Corporation dated January 19, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.40

MultiFamily Deed of Trust, Assignment of Rents and Security Agreement – The Bluffs between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.41

MultiFamily Note (Variable Loan)– The Bluffs between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.42

Guaranty – The Bluffs between AIMCO Properties, L.P., a Delaware limited partnership, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.43

MultiFamily Deed of Trust, Assignment of Rents and Security Agreement – Forest Ridge Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.44

MultiFamily Note (Variable Loan)– Forest Ridge Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

VMS NATIONAL PROPERTIES JOINT VENTURE

EXHIBIT INDEX - continued

10.45

Guaranty – Forest Ridge Apartments between AIMCO Properties, L.P., a Delaware limited partnership, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.46

MultiFamily Deed of Trust, Assignment of Rents and Security Agreement – North Park Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.47

MultiFamily Note (Variable Loan)– North Park Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.48

Guaranty – North Park Apartments between AIMCO Properties, L.P., a Delaware limited partnership, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.49

MultiFamily Deed of Trust, Assignment of Rents and Security Agreement – Chapelle Le Grande between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.50

MultiFamily Note (Variable Loan)– Chapelle Le Grande between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.51

Guaranty – Chapelle Le Grande between AIMCO Properties, L.P., a Delaware limited partnership, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.52

MultiFamily Deed of Trust, Assignment of Rents and Security Agreement – Shadow Wood Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

VMS NATIONAL PROPERTIES JOINT VENTURE

EXHIBIT INDEX - continued

10.53

MultiFamily Note (Variable Loan)– Shadow Wood Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.54

Guaranty – Shadow Wood Apartments between AIMCO Properties, L.P., a Delaware limited partnership, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.55

MultiFamily Deed of Trust, Assignment of Rents and Security Agreement – Vista Village Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.56

MultiFamily Note (Variable Loan)– Vista Village Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.57

Guaranty – Vista Village Apartments between AIMCO Properties, L.P., a Delaware limited partnership, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.58

MultiFamily Deed of Trust, Assignment of Rents and Security Agreement – Watergate Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.59

MultiFamily Note (Variable Loan)– Watergate Apartments between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.60

Guaranty – Watergate Apartments between AIMCO Properties, L.P., a Delaware limited partnership, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

VMS NATIONAL PROPERTIES JOINT VENTURE

EXHIBIT INDEX - continued

10.61

MultiFamily Deed of Trust, Assignment of Rents and Security Agreement – Terrace Gardens Townhouses between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.62

MultiFamily Note (Variable Loan)– Terrace Gardens Townhouses between VMS National Properties Joint Venture, an Illinois joint venture, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.63

Guaranty – Terrace Gardens Townhouses between AIMCO Properties, L.P., a Delaware limited partnership, and CAPMARK Finance, Inc., a California Corporation dated January 18, 2007. Incorporated by reference to the Venture’s Form 8-K dated January 19, 2007.

10.64

Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and The Embassy Group, LLC, a New York limited liability company, dated March 15, 2007.  (North Park).  Incorporated by reference to the Venture’s From 8-K dated March 15, 2007.

10.65

Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and MC Realty Advisers, LLC, an Arizona limited liability company, dated March 15, 2007.  (Forest Ridge).  Incorporated by reference to the Venture’s Form 8-K dated March 15, 2007.

10.66

Third Amendment to Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and the affiliated Selling Partnerships, and 11402 Evans Omaha LLC, 7349 Grant Omaha LLC, and 1010 Grand Plaza Omaha LLC, all three of which are Iowa limited liability companies, dated March 28, 2007. (Terrace Gardens).  Incorporated by reference to the Venture’s Form 8-K dated March 28, 2007.

10.67

Reinstatement and First Amendment to Purchase and Sale Contract between VMS National Properties Joint Venture, an Illinois joint venture, and MC Realty Advisers, LLC, an Arizona limited liability company, dated April 17, 2007.  (Forest Ridge).  Incorporated by reference to the Venture’s Form 8-K dated April 16, 2007.

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

Exhibit 11

VMS NATIONAL PROPERTIES JOINT VENTURE

CALCULATION OF NET INCOME (LOSS) PER INVESTOR

(in thousands, except per partnership interest data)

	For the period	For the Six
	January 1 through	Months Ended
	June 1,	June 30,
	2007	2006

VMS National Properties net income (loss)	$76,393	$(8,397)
Portfolio I net income (loss)	--	--
Portfolio II net income (loss)	--	--
Combined net income (loss)	$76,393	$(8,397)

Portfolio I allocation:
70.69% VMS National Properties net income (loss)	$54,004	$(5,936)
100.00% Portfolio I net income (loss)	--	--
	$54,004	$(5,936)

Net income (loss) to general partner	$ 1,660	$ (119)

Net income (loss)to limited partners	$52,344	$(5,817)

Number of Limited Partner units	644	644

Net income (loss) per limited partnership interest	$81,280	$(9,033)

Portfolio II allocation:
29.31% VMS National Properties net income (loss)	$22,389	$(2,461)
100.00% Portfolio II net income (loss)	--	--
	$22,389	$(2,461)

Net income (loss) to general partner	$ 688	$ (49)

Net income (loss) to limited partners	$21,701	$(2,412)

Number of Limited Partner units	267	267

Net income (loss) per limited partnership interest	$81,278	$(9,034)

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

Date:  August 13, 2007

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of MAERIL, Inc., equivalent of the chief financial officer of the Venture

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of VMS National Properties Joint Venture (the "Venture"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Venture, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Venture, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Venture.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Venture for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.